Form 10-K
period 2002-01-31
ENCHANTED VILLAGE INC
filed 2002-07-03
CIK 714284

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                As of May 11, 1988 and for the fiscal years ended
                          January 31, 1989 through 2002
                          Commission File Number 011991

                           THE ENCHANTED VILLAGE, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                               30-0091294
    (state or other jurisdiction of                 (I.R.S. Employer
       incorporation organization)                 identification No.)

                        1407 North Fort Harrison, Suite H
                            Clearwater, Florida 33755
               (Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code: (727) 469-8691

           Securities Registered pursuant to Section 12(g) of the Act
                     Common Stock, par value $.002 per share
                 Class A Common Stock, par value $.002 per share
         Series A Convertible Preferred Stock, par value $1.00 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The registrant was inactive from May 11, 1988, when it converted its case under Chapter 11 of the Bankruptcy Act to a case under Chapter 7, until June 27, 2002, when the newly elected board of directors revived and restored the registrant's Certificate of Incorporation in accordance with the requirements of ss.312 of the General Corporation Law of Delaware. During this period the registrant did not file any of the documents or reports required by Sections 13 or 15(d) of the Securities Exchange Act of 1934.

      There has been no active market for the registrant's securities since 1988 and it is impossible to estimate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at the date of this annual report on Form 10-K.

      After giving effect to the issuance of 9,600,000 shares of Common Stock and 5,400,000 shares of Class A Common Stock on July 2, 2002, the number of shares of each class of the registrant's outstanding equity securities was:

      Common Stock                                14,828,333shares
      Class A Common Stock                        7,767,550 shares
      Series A Convertible Preferred Stock          164,450 shares

No documents are incorporated by reference in this Form 10-K.

PART I

Item 1. Business

Introduction

      Our company incorporated in Delaware in March 1982. In July 1983, we completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 we filed a Form 8-A for the purpose of registering our Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, we completed a second public offering of Class A Common Stock and Convertible Series A Preferred Stock that was registered on Form S-1.

      Our business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. After encountering financial difficulties, we filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (case no. 887-70613). On May 11, 1988, we voluntarily converted our Chapter 11 case into a case in Chapter 7, which resulted in the orderly liquidation of our business. As a result of the conversion of our reorganization to a case under Chapter 7, all of our properties were transferred to the trustee on May 11, 1988 and we terminated all of our business operations. Our Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

      Since, we did not file franchise tax returns with or pay any franchise taxes to the State of Delaware during the pendancy of our bankruptcy case, our Certificate of Incorporation was revoked by order of the Secretary of State of the State of Delaware on March 1, 1989.

      While our former management did not file a Form 15 to terminate our reporting obligations under the Exchange Act, we have not filed any of the documents or reports required by Sections 13 or 15(d) of the Exchange Act since May 1998. As a result, we remain subject to the reporting requirements of the Exchange Act but have been delinquent in our SEC reporting obligations.

      On April 18, 2002, Karen H. Mounts and Stirling Corporate Services, LLC ("Stirling"), commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders. On May 20, 2002, the Court of Chancery granted the requested order and an annual meeting of stockholders was called and held on June 18, 2002 for the sole purpose of electing a new board of directors.

      In connection with the Court ordered meeting, the stockholders elected three new directors who assumed office immediately after the meeting. The following table identifies our newly elected directors:

             Name                           Age                  Residence
       Sally A. Fonner                      53                Dunedin, Florida
       Michael Manion                       52                Apopka, Florida
       Robert R. Williams                   72                Bowie, Maryland

      Upon election, the new board of directors voted to:

      o Revive and restore our Certificate of Incorporation in accordance with Delaware law; and

      o     Amend our by laws to permit a single member board of directors.

      Immediately thereafter, Messrs. Manion and Williams resigned from the board and Ms. Fonner, acting as our sole remaining director, took the following actions:

      o She determined that it was in the best interest of our company and our stockholders to sell 9,600,000 shares of common stock and 5,400,000 shares of Class A Common Stock to Stirling at a price of $.002 per share, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting;

      o She determined that it was in the best interest of our company and our stockholders to file all reports and other documents necessary to bring our company into compliance with respect to its reporting obligations under the Exchange Act; and

      o She determined that it was in the best interest of our company and our stockholders to develop a plan to reorganize our company as a public shell that will subsequently seek to engage in a merger or other business combination with a private company that wants to become publicly held.

      We filed a Certificate of Revival and Restoration of the company's Certificate of Incorporation with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the company is now duly organized, validly existing and in good standing under the laws of the State of Delaware. On July 3, 2002, we filed an omnibus report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1989 through 2002. Therefore, our company is now in compliance with respect to its Exchange Act reporting obligations.

Change of Control

      As On July 2, 2002, we sold 9,600,000 shares of common stock and 5,400,000 shares of Class A Common Stock to Stirling. As a result, Stirling owns 64.74% of our voting Common Stock and 75.34% of our non-voting Class A Common Stock on the date of this Form 10-K. Stirling does not own any shares of our non-voting Series A Convertible Preferred Stock.

      While Stirling owns a majority of our Common Stock and Class A Common Stock, and those shares will be counted in determining whether a quorum is present at any future meetings of our stockholders, Stirling will not exercise independent voting authority with respect to its' shares until our company has completed a business combination with a private company. Rather, Stirling will vote its shares in accordance with a majority of the votes actually cast at such a meeting by stockholders who were not officers, directors or affiliates of our company when our prior Bankruptcy action was commenced. In connection with each stockholder vote, Stirling will refrain from voting its shares until the votes cast by previously unaffiliated stockholders have been tallied. When the results of the preliminary stockholder vote are known, Stirling will vote all of its shares in accordance with the wishes of the majority. Since the shares held by Stirling will be voted as a block, each proposal will ultimately be approved or rejected by a majority of the shares outstanding.

Planned Stockholders' Meeting

      As soon as practicable after the date of this Form 10-K, we intend to call a meeting of the stockholders to consider and vote upon a plan to ratify the actions taken to date and to reorganize our company's capital structure.

The principal matters to be considered at the planned stockholders meeting include:

      o Ratification of the Certificate of Revival and Restoration that was filed with the Secretary of State of the State of Delaware on June 27, 2002;

      o Ratification of the amendments to our bylaws that permit a single member board;

      o Ratification of the sale of 9,600,000 shares of common stock and 5,400,000 shares of Class A Common Stock to Stirling at a price of $.002 per share;

      o Authorization of a capital restructuring plan for our company's equity securities; and

      o     Authorization of a new plan of operations for our company.

      The specific actions to be considered at the planned meeting of stockholders will be described in a written proxy statement that will be filed with the SEC and delivered to stockholders in accordance with the requirements of Regulation 14A. The tentative date for the planned meeting of stockholders is August 21, 2002.

Proposed Capital Restructuring

      Our new management team believes it will be necessary to affect a reverse split of approximately 1 for 30 to properly position our company as a desirable public shell. After evaluating our stockholder list, management has found that a simple reverse split of 1 for 30 would leave our company with 63 "round lot" stockholders (i.e. persons who own more than 100 shares) and 935 "odd lot" stockholders (i.e. persons who hold less than 100 shares). We believe that a high percentage of odd lot holders will be very undesirable to potential targets because odd lot holders:

      o Are not counted as stockholders of record for market listing purposes;

      o Are frequently unable to sell their shares in the OTC or Nasdaq markets; and

      o     Significantly increase mailing and communication costs,

Therefore our new management team has concluded that the best solution will be to propose a two-stage capital-restructuring plan that will eliminate the odd lot stockholder problem.

      As the first stage in the capital restructuring plan, we will propose a 1 for 3,000 reverse split of our Common Stock and Class A Common Stock, which will automatically adjust the conversion rights of the holders of our Series A Convertible Preferred Stock. We do not intend to issue fractional shares in connection with the proposed reverse split. Instead, to the extent that the reverse split would result in the issuance of fractional shares to a particular stockholder, the number of shares issuable will be rounded up to the next highest whole number. Upon completion of the first stage reverse split::

      o     We will have 5,732 shares of Common Stock outstanding;

      o     We will have 2,431 shares of Class A Common Stock outstanding;

      o Our Series A Preferred Stock will be convertible into 885 shares of Class A Common Stock; and

      o     Every existing stockholder will own at least one whole share.

      As the second stage of our proposed capital restructuring, we will propose to merge with a wholly owned subsidiary in accordance with a plan of merger that provides for the issuance of:

      o     100 shares of New Common for each share of post reverse Common
            Stock;

      o 100 shares of New Common for each share of post reverse Class A Common Stock; and

      o     Conversion of the Series A Convertible Preferred Stock into New
            Common

      The procedures that we intend to employ in connection with our proposed capital restructuring do not treat all stockholders equally. If we were to affect a simple reverse split of 1 for 30, our company would have a total of 820,903 shares of New Common issued and outstanding after completion of the merger. As a direct result of the two-stage capital restructuring, however, we will have 904,800 shares of New Common issued and outstanding after completion of the merger. Substantially all of the economic benefit arising from the proposed capital restructuring will inure to the benefit of stockholders who own fewer than 3,000 shares and would become odd lot stockholders if a conventional reverse split were implemented. The following table illustrates the impact of the two-stage capital restructuring on our principal stockholders.

                                    Common       Class A     Preferred           Before Merger          After Merger
                                    Stock       Stock (1)    Stock (2)         Total      Percent     Total    Percent
Bernard Tessler                   2,448,000                                  2,448,000     9.94%      81,700     9.03%
Cede & Co.                        1,763,932     1,529,485    2,274,480       5,567,897    22.61%     185,700    20.52%
Stirling Corporate Services       9.600,000     5,400,000                    8,100,000    60.91%     270,000    55.26%

----------
(1)   Based on a one for one conversion ratio of Class A Common Stock.

(2) Based on a 16 for one conversion ratio of Series A Convertible Preferred Stock.

      Stirling and our company's other large stockholders will bear the bulk of the dilution associated with our proposed capital restructuring procedures. Nevertheless, our new management team believes that the advantages of having a large number of "round lot" stockholders justify the inequitable and disproportionate benefit to be derived by our company's smaller stockholders.

Proposed Operations

      Our company has had no assets, liabilities, management or ongoing operations and has not engaged in any business activities since May 1988. Nevertheless, our new management team believes it may be possible to recover some value for the stockholders through the adoption and implementation of a plan whereby our company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company that has both business history and operating assets.

      If the stockholders approve the restructuring proposals, our company will seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately held company or other business opportunity. Our contemplated business operations are sometimes referred to as a "blind pool" because our stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to us, or to approve or disapprove the terms of any business combination transaction that may be negotiated. Consequently, our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

      Our new management team anticipates that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our new management team believes that there are numerous privately held companies seeking the perceived benefits of becoming a publicly held corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing stock incentives or similar benefits to key employees, providing liquidity for all stockholders and other factors.

      Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Our new management team believes we will only be able to participate in one business venture. This lack of diversification should be considered a substantial risk because it will not allow our company to offset potential losses from one venture against gains from another. Moreover, due to our lack of any meaningful financial, managerial or other resources, our new management team believes we will not be viewed as a suitable business combination partner for either developing companies or established business that currently need substantial additional capital.

      Our new management team believes our company will offer owners of a suitable privately held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering, or IPO. Nevertheless, we are not aware of any empirical statistical data that would independently confirm or quantify our beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a privately held company. The owners of any existing business selected for a business combination with our company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with future reporting under the Exchange Act.

      Sally A. Fonner, our president and sole director, has previously served as the sole officer and director of five inactive public shells that effected business combinations with private companies. In each of these transactions, the combined companies have only qualified for quotation on the OTC Bulletin Board, trading has not been active, liquid or sustained and the market prices have been volatile. Even if we negotiate and close a business combination, an active, liquid, stable and sustained public market for the combined companies' shares may never develop. Stockholders are encouraged to independently review the available information on Ms. Fonner's prior transactions.

      While our new management team believes our company will be able to enter into a business combination transaction within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. We will not restrict our search to any specific business, industry or geographical location, and our company may participate in a business venture of virtually any kind or nature.

Acquisition Opportunities

      In implementing a particular business combination transaction, our company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that our present stockholders will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of our current officers and directors will ordinarily resign and be replaced by new officers and directors selected by the target. Our new management team does not intend to obtain stockholders approval before consummating any acquisition other than a statutory merger.

      In connection with our investigation of potential business opportunities, our new management team will ordinarily meet personally with the management and key personnel of potential targets. They may also visit and inspect material facilities, check the references of management and key personnel, and take other reasonable investigative measures. Since the financial and other resources of our company will be limited, our new management team is not likely to obtain independent analysis or verification of the information provided by a potential target

      The terms of any business combination we may negotiate in the future will depend on the nature of the opportunity, the needs and desires of the target and its owners, and the relative negotiating strength of our company and the other parties to the proposed transaction. In negotiating the terms of a potential business combination, our management team will ordinarily focus on the percentage of the combined companies' stock that will be held by the owners of the target upon completion of the transaction. While our management team will endeavor to maximize the total value to our current stockholders, it is likely that the owners of the target will want to own 90% to 95% of the outstanding stock the combined companies upon completion of the transaction. Therefore, any business combination will likely have a significant dilutive effect on the voting power held by our current stockholders. Stirling and its advisors do not intend to sell their shares in connection with a business combination. If Stirling and its advisors ultimately decide to sell their shares, however, the selling price of such shares may not represent a premium to the per share value received by our company.

      Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

      If our company issues securities in connection with a business combination, we will probably do so in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as our company may agree to register such securities either at the time the transaction or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market.

      While the terms of a future transaction cannot be predicted, it is likely that the parties to the business transaction will want to avoid a taxable event. Therefore, the most likely transaction format would be an acquisition structured as a tax-free reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own at least 80% of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of our stockholders. We intend to structure any business combination in such manner as to minimize Federal and state tax consequences to the target.

Item 2. Properties

      None.

Item 3. Legal Proceedings

None.

Item 4. Submission of matters to a vote of Security Holders

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended January 31, 2002.

      On June 18, 2002, a meeting of the stockholders was called and held in compliance with an order of the Court of Chancery in and for New Castle County, Delaware for the sole purpose of electing a new board of directors. In connection with the Court ordered meeting, the stockholders elected three new directors. No other matters were submitted for consideration at the meeting.

      As soon as practicable after the date of this Form 10-K, we intend to call a meeting of the stockholders to consider and vote upon a plan to ratify the actions taken to date and to reorganize our company's capital structure. The specific actions to be considered at the planned meeting of stockholders will be described in a written proxy statement that will be filed with the SEC and delivered to stockholders in accordance with the requirements of Regulation 14A. The tentative date for the planned meeting of stockholders is August 21, 2002.

PART II

Item 5. Market for Registrant's Common Equity

      At the date of this annual report, our issued and outstanding equity securities include:

      o 14,828,333 shares of Common Stock that are owned by 916 stockholders of record;

      o 7,167,550 shares of Class A Common Stock that are owned by 70 stockholders of record; and

      o 164,450 shares of Series A Convertible Preferred Stock that are owned by 12 stockholders of record.

      There has been no active market for our securities for over fourteen years. Our Common Stock and Class A Common Stock are not listed on the OTC Bulletin Board or any other recognized market. Since April 25, 2002, our Common Stock has been quoted in the National Quotation Bureau's OTC Pink Sheets. The only market maker for our Common Stock is Bishop Rosen & Co. Inc. The latest Yahoo finance quote for ENCV.PK reflects a current bid of $0.00 and a current asked of $0.00.

      Brokerage firms, banks and other intermediaries hold a total of 1,763,932 shares of Common Stock and 1,529,485 shares of Class A Common Stock for the benefit of their individual clients. All such shares are held of record by the Depository Trust Company and registered in the name of Cede & Co. In connection with our planned stockholders meeting, we will endeavor to ascertain the number of beneficial owners who own shares in brokerage firms, banks and other intermediary accounts. This task will be complicated, however, by the fact that our securities have not traded for over 14 years and most intermediaries do not maintain worthless securities in their client accounts.

Item 6. Selected Financial Data.

      Our company was completely inactive during the period between the conversion of our bankruptcy case on May 11, 1988 and the restoration of our corporate charter in June 2002. Accordingly we had no assets, liabilities, revenues or expenses during the fiscal years ended January 31, 1998 through January 31, 2002.

                                                                  Fiscal year ended January 31,
                                                   1998         1999          2000         2001         2002

Operating revenues                                  $0           $0            $0           $0           $0
Net income (loss)                                   $0           $0            $0           $0           $0
Net income (loss) per share                         $0           $0            $0           $0           $0

Total assets                                        $0           $0            $0           $0           $0
Long term debt                                      $0           $0            $0           $0           $0
Stockholders' equity                                $0           $0            $0           $0           $0

Dividends paid                                      $0           $0            $0           $0           $0

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Note

      This Omnibus Annual Report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1988 through January 31, 2002 provides substantially all of the information required to bring our company into compliance with the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended. The attached financial statements include an audited balance sheet as of May 11, 1988 when our voluntary case under Chapter 11 of the Bankruptcy Act was converted into a voluntary Case under Chapter 7. On that date, all of our assets were transferred to the Trustee of our Chapter

7 case. Since we have had no operations since the conversion date and all of our assets were conveyed to the Trustee who, in turn, was responsible for the orderly liquidation of our affairs, our financial statements as of May 11, 1988 and for the years ended January 31, 1989 through 2002 reflect no assets, liabilities or ongoing operations.

      This Form 10-K does not include audited financial information for the fiscal year ended January 31, 1988. On that date, former management was operating our business as a debtor in possession under Chapter 11 of the Bankruptcy Act. The only information available with respect to our operations during the fiscal year ended January 31, 1988 is set forth in our Quarterly Reports on Form 10-Q for the periods ended April 30, July 31 and October 31, 1987. Since it is impossible to reconstruct audited financial statements for the fiscal year ended January 31, 1988 and our company was subsequently liquidated in a case under Chapter 7 of the Bankruptcy Act, the board of directors believes that audited financial statements for the fiscal year ended January 31, 1988 are immaterial.

      Within 30 days from the date of this Form 10-K, we intend to prepare and distribute a formal proxy statement that describes in detail how our company will be restructured as a public shell. We will not seek any business combination opportunities or engage in any other activities until the plan has been approved at the planned stockholders meeting.

Financial Condition

      As a result of our prior Bankruptcy, our company had no assets, liabilities, or ongoing operations and did not engage in any business activities between May 11, 1988 and July 2, 2002. Our company had no operations during the fourteen years ended June 30, 2002 and it had no material assets or liabilities on June 30, 2002. In connection with the purchase of 9,600,000 shares of Common Stock and 5,400,000 shares of Class A Common Stock described above, Stirling and its advisors paid a total cash consideration of $6,724 and released their claims for the reimbursement of $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. The cash contributed by Stirling is available for use in our business and will be used to pay the costs associated with the planned meeting of stockholders. We expect to use substantially all of our available funds to pay the anticipated costs of the planned meeting.

Plan of Operations

      We have not engaged in any material operations or had any revenues from operations since May 11, 1988. Our plan of operation for the next twelve months will be entirely contingent on the outcome of the planned meeting of the stockholders. If the stockholders approve the proposed reorganization, we intend to implement the reorganization and then seek an acquisition of assets, property or business that may benefit our company and its stockholders. Because we have no substantial financial resources, our management team believes we will be required to issue equity securities as the sole consideration for such an acquisition.

      During the next twelve months, our principal cash requirements will include the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business ventures. If the stockholders approve the proposed reorganization, our management team expects to spend approximately $5,000 per month for administration and investigation. Our management team believes that the cash proceeds to be received in connection with future stock sales to Stirling and its advisors will be adequate for our Company's anticipated needs. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-K, it is impossible to predict whether additional capital may be required during the next 12 months.

      Except for the additional shares that may be sold to Stirling and its advisors, our management team has no plans to offer or sell any securities for cash. However, we may decide to engage in such activities in the future. In such an event, we will probably sell securities for cash in a private placement transaction because Rule 419 severely restricts the ability of blank check companies to offer registered securities for cash and use the proceeds of such an offering in their business. Since we are not currently conducting a registered offering of securities, and does not intend to conduct any such offering in the foreseeable future, our management team does not believe that Rule 419 will become applicable in the foreseeable future.

Item 8. Financial Statements and Supplementary Data.

      For the information called for by this Item, see the Financial Statements attached. We intend to enter the Small Business Issuer System with its first quarterly filing of its fiscal year ended January 31, 2003.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Peat Marwick, Main & Co., Certified Public Accountants, audited our financial statements for the year ended January 31, 1987. As a result of the bankruptcy case discussed elsewhere herein, we did not prepare audited financial statements for the year ended January 31, 1988. In connection with the election of the new board of directors on June 18, 2002, the firm of Want & Ender, Certified Public Accountants was retained to audit our balance sheet as of May 11, 1988 and for each of the intervening years during the period from January 31, 1988 through January 31, 2002, and to serve as our auditor in the future.

      The newly elected board is unaware of any reportable disagreements between our company and the firm of Peat Marwick, Main & Co., Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the year ended January 31, 1988 or the subsequent interim period ended May 11, 1988.

PART III

Item 10. Directors and Executive Officers of the Registrant

      In connection with the Court ordered meeting, the stockholders elected three new directors who assumed office immediately after the meeting. The persons who were elected to serve as directors of our company are identified in the following table.

              Name                          Age                   Residence
       Sally A. Fonner                      53                Dunedin, Florida
       Michael Manion                       52                Apopka, Florida
       Robert R. Williams                   72                Bowie, Maryland

      Upon election, the board of directors amended our by laws to permit a single member board. Immediately thereafter, Messrs. Manion and Williams resigned from the board of directors. At the date of this Form 10-K, Ms. Fonner is the sole member of our board of directors and the sole executive officer of our company.

      Ms. Sally Fonner has served our sole officer and director since June 18, 2002. It is anticipated that Ms. Fonner will continue to serve as an officer and director until we complete a business combination. Ms. Fonner is not a full-time employee and is not required to devote any specific amount of time to our business. Ms. Fonner graduated from Stephens University in 1969 with a Bachelor of Arts in Social Systems. After a stint in the private sector, she returned to further her education and earned her MBA degree from the Executive Program of the University of Illinois in 1979. Since December 2000, Ms. Fonner has served as the president of Win or Lose Acquisition Corporation, a publicly held blank check company that intends to pursue a business strategy that is similar to our proposed business. Due to the significant structural differences between our company and Win or Lose Acquisition Corporation, the two companies are not expected to be direct competitors in the search for acquisition candidates. Stockholders should be aware, however, that Win or Lose Acquisition Corporation will offer a number of significant advantages to substantial acquisition candidates that are contemplating a transaction with a public shell.

      During the past five years Ms. Fonner has served as an officer and director and managed the business affairs of five inactive and insolvent public companies that ultimately engaged in business combination transactions with privately held companies. The following table identifies the five public companies that have been managed by Ms. Fonner during the last five years and provides summary information on the time periods for which she served as an officer and director.

     Company Name                            Term as an officer                  Term as a director
eNote.com, Inc.                           June 1998 to April 1999             June 1998 to November 1999
Telemetrix, Inc.                          July 1997 to April 1999             July 1997 to April 1999
Dupont Direct Financial
 Holdings, Inc.                           June 1998 to April 1999             June 1998 to March 2000
Liberty Group Holdings, Inc.              March 1997 to November 1999         March 1997 to December 1999
Yifan Communications, Inc.                March 2000 to July 2000             March 2000 to March 2001

      Since 1996, Ms. Fonner has been the sole officer, director and stockholder of Capston Network Company; a corporation that performed administrative services for the public companies identified above and subsequently suspended its operations. Ms. Fonner is a principal stockholder and officer of Stirling, a company that owns a majority of our issued and outstanding Common Stock and Class A Common Stock. Ms. Fonner is not an officer, director or principal stockholder of any other company with a class of securities registered under
Section 12 or subject to the requirements of section 15(d) of the Exchange Act.

Item 11. Executive Compensation.

      No officer or director of our company has received any compensation for services performed during the past fourteen years. The future compensation of our officers and directors will be included as a formal proposal in the proxy statement for our planned meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      On June 18, 2002, our outstanding equity securities included 5,228,333 shares of Common Stock; 1,767,550 shares of Class A Common Stock and 164,450 shares of Series A Convertible Preferred Stock. The Class A Common Stock and the Series A Convertible Preferred Stock are non-voting. Each share of Series A Preferred Stock is convertible into 16 shares of Class A Common Stock.

      After giving effect to the issuance of 9,600,000 shares of Common Stock on July 2, 2002, our company has a total of 14,828,333 shares of voting Common Stock outstanding on the date of this Form 10-K. The following table presents certain information regarding the beneficial ownership of our voting Common Stock by (i) each person known to own beneficially more than 5% of such securities, (ii) each of our directors, and (iii) all directors and officers as a group. Unless otherwise noted, we believe that each of identified stockholders has sole investment and voting power with regard to the securities listed opposite his name.

      Name of                         Amount and Nature of           Percent
 Beneficial Owner                     Beneficial Ownership          of Class

Bernard Tessler                               2,548,000               16.51%
310 East Shore Road
Great Neck, New York 11023

Cede & Co.
Box #20, Bowling Green Station
New York, New York 10004                      1,763,932               11.90%

Stirling Corporate Services LLC (1)           9,600,000               64.74%

Sally Fonner (1)(2)                           9,600,000               64.74%

All Officers & Directors
as a group (one person)                       9,600,000               64.74%

----------
(1)   1407 North Fort Harrison, Suite H, Clearwater, Florida 33755.

(2) Ms. Fonner is both a principal stockholder and an officer of Stirling. Accordingly she may be deemed to be the beneficial owner of shares registered to Stirling.

Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to our company.

      In connection with the Court ordered stockholders meeting held on June 18, 2002, Stirling advanced a total of $23,276 in out-of-pocket costs, including legal fees of $6000, printing and mailing expenses of $2800 and travel expenses of $6491. Stirling has also advanced $7,000 in legal fees to counsel who will represent us in connection with certain securities matters.

      On July 2, 2002, our company sold 9,600,000 shares of common stock and 5,400,000 shares of Class A Common Stock to Stirling at a price of $.002 per share, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting.

Item 14. Exhibits, Financial Statement Schedules and Reports.

Financial statements filed with this report:

      Balance Sheet as of May 11, 1988; January 31, 2000, 2001 and 2002; and June 30, 2002

      Statements of Operations for the fiscal years ended January 31, 2000, 2001 and 2002.

      Statement of Changes in Stockholder's Equity/(Deficit) for the fiscal years ended January 31, 2000, 2001 and 2002.

      Statements of Cash Flows for the fiscal years ended January 31, 2000, 2001 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 3, 2002                    THE ENCHANTED VILLAGE, INC.


                                     By               /S/
                                       -----------------------------------------
                                     Sally Fonner, President and Sole Director


                                     By               /S/
                                       -----------------------------------------
                                     Officer

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS                   386 Park Avenue South, Suite 1618
                                                              New York, NY 10016
MARTIN ENDER. CPA                                       Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                                     Fax (212) 684-5433

Independent Auditor's Report

To the Stockholders and Board of Directors
THE ENCHANTED VILLAGE, INC.

We have audited the accompanying balance sheet of THE ENCHANTED VILLAGE, INC. (Delaware corporation) at May 11, 1988, at January 31, 2000, 2001 and 2002 and at June 18, 2002, together with the related statements of operations, changes in stockholders equity/(deficit), and cash flows for each of the three years ended January 31, 2000, 2001 and 2002. These financial statements are the responsibility of the registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE ENCHANTED VILLAGE, INC. at May 11, 1988, at January 31, 2000, 2001 and 2002 and at June 18, 2002, and the
consolidated results of its operations and its cash flows for each of the three years ended January 31, 2000, 2001 and 2002 in conformity with generally accepted accounting principles.


/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
July 02, 2002

                           THE ENCHANTED VILLAGE, INC.

                           Consolidated Balance sheet
      As of May 11, 1988; January 31, 2000 , 2001, 2002 and June 18, 2002

                                                    11-May-88     31-Jan-00     31-Jan-01     31-Jan-02     18-Jun-02
                    ASSETS
Total Assests                                        $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

     LIABILITIES & SHAREHOLDER'S EQUITY

Total Liabilities                                    $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

Prefrred Stock par value $1.00 per share
          1,000,000 shares authorized
            164,450 issued and outstanding            164,550       164,550       164,550       164,550       164,550

Common Stock par value $0.002 per share
         15,000,000 shares authorized
          5,228,350 issued and outstanding             10,457        10,457        10,457        10,457        10,457

Common Stock Class A par value $0.002
         10,000,000 shares authorized
          1,477,950 issued and outstanding              2,956         2,956         2,956         2,956         2,956

Retained Earnings (Deficit)                          (177,963)     (177,963)     (177,963)     (177,963)     (177,963)
                                                     --------      --------      --------      --------      --------
Total Liabilities and Shareholders Equity            $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     ========      ========      ========      ========      ========


* Close of Chapter 7 was 04/14/1992, but the Registrant had ceased all operations in 1988 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.

The accompanying notes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.

                 Statement of Changes in Shareholders's Equity
              For the Years Ended January 31, 2000, 2001 and 2002

                                                          31-Jan-00    31-Jan-01   31-Jan-02    18-Jun-02
Prefrred Stock par value $1.00 per share
         1,000,000 shares authorized
           164,450 issued and outstanding                   164,450      164,450     164,450      164,450

Common Stock par value $0.002 per share
        15,000,000 shares authorized
         5,228,350 issued and outstanding                    10,457       10,457      10,457       10,457

Common Stock Class A par value $0.002
        10,000,000 shares authorized
         1,477,950 issued and outstanding                     2,956        2,956       2,956        2,956

Retained Earnings (Deficit)                                (177,863)    (177,863)   (177,863)    (177,863)

Balance                                                           0            0           0            0

* Close of Chapter 7 was 04/14/1992, but the Registrant had ceased all operations in 1988 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.

   The accompanying notes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.

                             Statement of Operations
               For the Years Ended January 31, 2000, 2001 and 2002

                            31-Jan-00    31-Jan-01    31-Jan-02     18-Jun-02

Revenues                      $0.00        $0.00        $0.00        $0.00
                              -----        -----        -----        -----

Expenses                      $0.00        $0.00        $0.00        $0.00
                              -----        -----        -----        -----

                              -----        -----        -----        -----
Net Income                    $0.00        $0.00        $0.00        $0.00
                              =====        =====        =====        =====

* Close of Chapter 7 was 04/14/1992, but the Registrant had ceased all operations in 1988 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.

   The accompanying notes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.

                             Statement of Cash Flow
               For the Years Ended January 31, 2000, 2001 and 2002

                               31-Jan-00    31-Jan-01   31-Jan-02   18-Jun-02

Cash From Operations              $0.00       $0.00       $0.00       $0.00
                                  -----       -----       -----       -----

Cash Used                         $0.00       $0.00       $0.00       $0.00
                                  -----       -----       -----       -----

                                  -----       -----       -----       -----
Cash Year End                     $0.00       $0.00       $0.00       $0.00
                                  =====       =====       =====       =====

* Close of Chapter 7 was 04/14/1992, but the Registrant had ceased all operations in 1988 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.

   The accompanying notes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.

                                  June 18, 2002

Note 1. HISTORY OF THE REGISTRANT

THE ENCHANTED VILLAGE, INC. (A Dormant State Registrant), (the "registrant") was incorporated in Delaware in March 1982. In July 1983, the registrant completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 the registrant filed a Form 8-A for the purpose of registering its' Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, the registrant completed a second public offering of Class A Common Stock and Convertible Series A Preferred Stock that was registered on Form S-1.

The registrant's business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. After encountering financial difficulties, the registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (case no. 887-70613). On May 11, 1988, the registrant's voluntarily converted its' Chapter 11 case into a case in Chapter 7, which resulted in the orderly liquidation of the registrant's business. As a result of the conversion of the registrant's reorganization to a case under Chapter 7, all of the registrant's properties were transferred to the trustee on May 11, 1988 and the registrant terminated all of its' business operations. The registrant's Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

      While the former management did not file a Form 15 to terminate the registrant's reporting obligations under the Exchange Act, the registrant has not filed any of the documents or reports required by Sections 13 or 15(d) of the Exchange Act since May 1998. As a result, the registrant remains subject to the reporting requirements of the Exchange Act but has been delinquent in its SEC reporting obligations. Since, the registrant did not file franchise tax returns with or pay any franchise taxes to the State of Delaware during the pendancy of its bankruptcy case, the registrant's Certificate of Incorporation was revoked by order of the Secretary of State of the State of Delaware on March 1, 1989.

Note 2. RESTORATION OF CORPORATE STATUS

On April 18, 2002, Karen H. Mounts and Stirling Corporate Services, LLC ("Stirling"), commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders under. On May 20, 2002, the Court of Chancery granted the requested order and an annual meeting of the registrant's stockholders was called and held on June 18, 2002 for the sole purpose of electing a new board of directors.

In connection with the Court ordered meeting, the stockholders elected three new directors who assumed office immediately after the meeting. The following table identifies the newly elected directors of the registrant:

              Name                          Age                   Residence
       Sally A. Fonner                      53                Dunedin, Florida
       Michael Manion                       52                Apopka, Florida
       Robert R. Williams                   72                Bowie, Maryland

      Upon election, the new board of directors voted to:

      o     Revive the registrant's charter in accordance with Delaware law; and

      o Amend the registrant's by laws to permit a single member board of directors.

      Immediately thereafter, Messrs. Manion and Williams resigned from the board and Ms. Fonner, acting as the registrant's sole remaining director, took the following actions:

      o She determined that it was in the best interest of the registrant and its stockholders to sell 5,300,000 shares of common stock and 1,500,000 shares of Class A Common Stock to Stirling at a price of $.002 per share, consisting of $6,724 in cash and a release of Stirling's claims for $ 23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting;

      o She determined that it was in the best interest of the registrant and its stockholders to appoint a slate of executive officers who are all officers or employees of Stirling; and

      o She determined that it was in the best interest of the registrant and its stockholders to file all reports and other documents necessary to bring the registrant into compliance with respect to its reporting obligations under the Exchange Act;

      o She determined that it was in the best interest of the registrant and its stockholders to develop a plan to reorganize the registrant as a public shell that will subsequently seek to engage in a merger or other business combination with a private company that wants to become publicly held.

      A Certificate of Revival and Restoration of the registrant's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the registrant is now duly organized, validly existing and in good standing under the laws of the State of Delaware. This report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1988 through January 31, 2002 has been filed for the purpose of bringing the registrant into compliance with respect to its Exchange Act reporting obligations.