Form 10QSB
period 2002-04-30
ENCHANTED VILLAGE INC
filed 2002-07-10
CIK 714284

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                    FORM 10-Q

(mark one)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 30, 2002

                                       or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number 011991

                         THE ENCHANTED VILLAGE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 30-0091294
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                        1407 North Fort Harrison, Suite H
                          Clearwater, Florida 33755
                   (Address of principal executive offices)

                                (727) 469-8691
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  [_]  No  [X]

     After giving effect to the issuance of 9,600,000 shares of Common Stock and 5,400,000 shares of Class A Common Stock on July 2, 2002, the number of shares of each class of the registrant's outstanding common stock was:

     Common Stock                                       14,828,333shares
     Class A Common Stock                               7,167,550 shares

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Balance Sheet as of April 30, 2001 and 2002                        3

         Statement of Operations for the three-month periods
            Ended April 20, 2001 and 2002                                   4

         Statement of Cash Flow for the for the three-month periods
            Ended April 20, 2001 and 2002                                   5

         Notes to Financial Statements                                      6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

PART II  OTHER INFORMATION                                                 12

         SIGNATURES                                                        12

                         THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                                January 31, 2002
                             April 30, 2001 and 2002


                                                       April 30, 2001        April 30, 2002       January 31, 2002
                                                         (Unaudited)           (Unaudited)            (Audited)


ASSETS

Total Assets                                                      $ 0                  $ 0                   $ 0
                                                                  ===                  ===                   ===


LIABILITIES & STOCKHOLDER'S EQUITY

Total Liabilities                                                 $ 0                  $ 0                   $ 0
                                                                  ===                  ===                   ===

Preferred Stock par value $1.00 per share
     1,000,000 shares authorized
     164,550 issued and outstanding                           182,550              182,550               182,550

Common Stock par value $0.002 per share
     15,000,000 shares authorized
     5,228,333 issued and outstanding                          10,457               10,457                10,457
Common Stock Class A par value $0.002
     10,000,000 shares authorized
     1,767,550 issued and outstanding                           2,956                2,956                 2,956
Retained Earnings (Deficit)                                  (195,963)            (195,963)             (195,963)
                                                             ---------            ---------             ---------

Total Liabilities and Stockholders Equity                         $ 0                  $ 0                   $ 0
                                                                  ===                  ===                   ===












The accompanying footnotes are an integral part of these financial statements.

                         THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                            Three-month periods ended
                             April 30, 2001 and 2002

                                            April 30, 2001    April 30, 2002
                                              (Unaudited)       (Unaudited)

Revenues                                            $ 0               $ 0

Expenses                                            $ 0               $ 0
                                                    ---               ---

Net Income                                          $ 0               $ 0
                                                    ===               ===































The accompanying footnotes are an integral part of these financial statements.

                         THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                            Three-month periods ended
                             April 30, 2001 and 2002

                                            April 30, 2001    April 30, 2002
                                              (Unaudited)       (Unaudited)

Cash from operations                                $ 0               $ 0

Cash used in operations                             $ 0               $ 0

Cash balance at end of period                       $ 0               $ 0































The accompanying footnotes are an integral part of these financial statements.

                         THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


Note 1. HISTORY OF THE REGISTRANT

     THE ENCHANTED VILLAGE, INC. was incorporated in Delaware in March 1982. In July 1983, the company completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 the company filed a Form 8-A for the purpose of registering its' Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, the company completed a second public offering of Class A Common Stock and Convertible Series A Preferred Stock that was registered on Form S-1.

      The company's business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. After encountering financial difficulties, the company filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (case no. 887-70613-20). On May 11, 1988, the company's voluntarily converted its' Chapter 11 case into a case in Chapter 7, which resulted in the orderly liquidation of the company's business. As a result of the conversion of the company's reorganization to a case under Chapter 7, all of the company's properties were transferred to the trustee on May 11, 1988 and the company terminated all of its' business operations. The company's Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

      While the former management did not file a Form 15 to terminate the company's reporting obligations under the Exchange Act, the company has not filed any of the documents or reports required by Sections 13 or 15(d) of the Exchange Act since May 1998. As a result, the company remains subject to the reporting requirements of the Exchange Act but has been delinquent in its SEC reporting obligations. Since, the company did not file franchise tax returns with or pay any franchise taxes to the State of Delaware during the pendancy of its bankruptcy case, the company's Certificate of Incorporation was revoked by order of the Secretary of State of the State of Delaware on March 1, 1989.

Note 2. RESTORATION OF CORPORATE STATUS

     On April 18, 2002, Karen H. Mounts and Stirling Corporate Services, LLC ("Stirling"), commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders under. On May 20, 2002, the Court of Chancery granted the requested order and an annual meeting of the company's stockholders was called and held on June 18, 2002 for the sole purpose of electing a new board of directors.

      In connection with the Court ordered meeting, the stockholders elected three new directors who assumed office immediately after the meeting. The following table identifies the newly elected directors of the company:

         Name                 Age            Residence
     Sally A. Fonner          53          Dunedin, Florida
     Michael Manion           52          Apopka, Florida
     Robert R. Williams       72          Bowie, Maryland

      Upon election, the new board of directors voted to:

o     Revive the company's charter in accordance with Delaware law; and

o Amend the company's by laws to permit a single member board of directors.

      Immediately thereafter, Messrs. Manion and Williams resigned from the board and Ms. Fonner, acting as the company's sole remaining director, took the following actions:

o She determined that it was in the best interest of the company and its stockholders to sell 9,600,000 shares of common stock and 5,400,000 shares of Class A Common Stock to Stirling at a price of $.002 per share, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting;

o She determined that it was in the best interest of the company and its stockholders to file all reports and other documents necessary to bring the company into compliance with respect to its reporting obligations under the Exchange Act;

o She determined that it was in the best interest of the company and its stockholders to develop a plan to reorganize the company as a public shell that will subsequently seek to engage in a merger or other business combination with a private company that wants to become publicly held.

      A Certificate of Revival and Restoration of the company's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the company is now duly organized, validly existing and in good standing under the laws of the State of Delaware. This report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1988 through January 31, 2002 has been filed for the purpose of bringing the company into compliance with respect to its Exchange Act reporting obligations.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Materials

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

      Our original business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. After encountering financial difficulties, we filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (case no. 887-70613-20). On May 11, 1988, we voluntarily converted our Chapter 11 case into a case in Chapter 7, which resulted in the orderly liquidation of our business. As a result of the conversion of our reorganization to a case under Chapter 7, all of our properties were transferred to the trustee on May 11, 1988 and we terminated all of our business operations. Our Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

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

Financial Condition and Results of Operations

      As a result of our prior Bankruptcy, our company had ongoing operations and did not engage in any business activities during the three-month periods ended April 30, 2001 and 2002. Our company had no material assets or liabilities on April 30, 2001 or 2002.

Plan of Operations

      On July 3, 2002, Stirling Corporate Services LLC purchased 9,600,000 shares of Common Stock and 5,400,000 shares of Class A Common Stock at a price of $.002 per share Stirling paid a total cash consideration of $6,724 and released their claims for the reimbursement of $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. The cash contributed by Stirling is available for use in our business and will be used to pay the costs associated with the planned meeting of stockholders. We expect to use substantially all of our available funds to pay the anticipated costs of the planned meeting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits                         None
     B.  Reports on Form 8-K              None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          The Enchanted Village, Inc.

                                          /s/  Sally Fonner

                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: July 9, 2002

                                          /s/ Sally Fonner

                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: July 9, 2002