Form 10-K/A
period 2002-01-31
ENCHANTED VILLAGE INC
filed 2002-09-03
CIK 714284

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

           Securities Registered pursuant to Section 12(g) of the Act
                     Common Stock, par value $.002 per share
                         Class A Common Stock, par value
                    $.002 per share Convertible Series A $25
                   Preferred Stock, par value $1.00 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

       After giving effect to the issuance of 9,600,000 shares of Common Stock and 1,400,000 shares of Class A Common Stock on July 2, 2002, the number of shares of each class of the registrant's outstanding equity securities was:

  Common Stock                                   14,828,333 shares
      Class A Common Stock                        7,767,550 shares
      Series A Convertible Preferred Stock          164,450 shares

No documents are incorporated by reference in this Form 10-K.

PART I

Item 1. Business

Introduction

       Our company was incorporated in Delaware in March 1982. In July 1983, we completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 we filed a Form 8-A for the purpose of registering our Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, we completed a second public offering of Class A Common Stock ("Class A Common") and Convertible Series A $25 Preferred Stock ("Preferred Stock") that was registered on Form S-1.

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

       While our former management did not file a Form 15 to terminate our reporting obligations under the Exchange Act, we did not file any of the documents or reports required by Sections 13 or 15(d) of the Exchange Act between May 1988 and July 2002. As a result, we remained subject to the reporting requirements of the Exchange Act but were delinquent in our SEC reporting obligations.

       On April 18, 2002, Karen H. Mounts and Stirling Corporate Services, LLC ("Stirling"), commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders. On May 20, 2002, the Court of Chancery, acting in accordance with ss.211 of the General Corporation Law of Delaware, ordered an annual meeting of our company's stockholders. The meeting was duly noticed in accordance with the order of the Court of Chancery and held in Wilmington Delaware on June 18, 2002.

       The Court of Chancery order provided that notwithstanding the quorum requirements of our bylaws, the stockholders who attended the meeting in person would constitute a quorum for the election of directors. Two stockholders who collectively owned a total of 1,050 shares of common stock attended and participated in the meeting. The only action taken at the meeting was the election of three new directors who assumed office immediately after the meeting. The following table identifies our newly elected directors:

              Name                          Age                   Residence
       Sally A. Fonner                      53                Dunedin, Florida
       Michael Manion                       52                Apopka, Florida
       Robert R. Williams                   72                Bowie, Maryland

       A meeting of the newly elected board of directors was called and held immediately after the completion of the stockholders meeting. At this meeting, the newly elected board voted to revive and restore our Certificate of Incorporation in accordance with Delaware law; and to amend our by laws to permit a single member board of directors. Immediately thereafter, Messrs. Manion and Williams resigned from the board and Ms. Fonner, acting as our sole remaining director, took the following additional actions:

o She determined that it was in the best interest of our company and our stockholders to sell 9,600,000 shares of common stock and 1,400,000 shares of Class A Common to Stirling for a total consideration of $30,000, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the meeting;

o She determined that it was in the best interest of our company and our stockholders to file all reports and other documents necessary to bring our company current with respect to its reporting obligations under the Exchange Act; and

o She determined that it was in the best interest of our company and our stockholders to develop a plan to restructure our company as a public shell that would subsequently seek to engage in a merger or other business combination with a private company that wants to become publicly held.

       We filed a Certificate of Revival and Restoration of the company's Certificate of Incorporation with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the company is now duly organized, validly existing and in good standing under the laws of the State of Delaware. On July 3, 2002, we filed an omnibus report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1989 through 2002. While, our omnibus report on Form 10-K and other recent SEC filings cannot wholly expunge our earlier delinquencies, our company is now current with respect to its Exchange Act reporting obligations.

Change of Control

       On July 2, 2002, we sold 9,600,000 shares of common stock and 1,400,000 shares of Class A Common to Stirling for an aggregate consideration of $30,000, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with holding our June stockholders' meeting. As a result, Stirling currently owns 64.74% of our common stock and 44.20% of our Class A Common. Stirling does not own any shares of our Preferred Stock. Sally
A. Fonner, an officer and principal stockholder of Stirling, also serves as the president and sole director of our company.

       While Stirling owns 9,600,000 shares of common stock, and those shares will be counted in determining whether a quorum is present at any future meetings of our stockholders, Stirling will not exercise independent voting authority with respect to its' shares until our company has completed a business combination with a private company. Rather, Stirling will vote its shares in accordance with a majority of the votes actually cast at such a meeting by stockholders who were not officers, directors or affiliates of our company when our prior Bankruptcy action was commenced. In connection with each stockholder vote, Stirling will refrain from voting its shares until the votes cast by previously unaffiliated stockholders have been tallied. When the results of the preliminary stockholder vote are known, Stirling will vote all of its shares in accordance with the wishes of the majority. Since the shares held by Stirling will be voted as a block, each proposal will ultimately be approved or rejected by a majority of the shares outstanding.

Planned Stockholders' Meeting

       As soon as practicable after the date of this Form 10-K, we intend to call a meeting of the stockholders to consider and vote upon a plan to ratify the actions taken to date and to reorganize our company's capital structure. The principal matters to be considered at the planned stockholders meeting include:

o      Authorizing a capital restructuring plan for our company;

o      Ratifying the amendments to our bylaws that permit a single member board;

o      Authorizing certain compensatory stock issuances; and

o      Authorizing a new plan of operations for our company.

       The specific actions to be considered at the planned meeting of stockholders are described in a preliminary proxy statement that has been filed with the SEC and will be delivered to stockholders in accordance with the requirements of Regulation 14A. The tentative date for the planned meeting of stockholders is October 15, 2002.

Proposed Capital Restructuring

       Our new management team believes it will be necessary to affect a reverse split of approximately 1 for 60 to properly position our company as a desirable public shell. After evaluating our stockholder list, management has found that a simple reverse split of 1 for 60 would leave our company with approximately 30 "round lot" stockholders (i.e. persons who own more than 100 shares) and over 900 "odd lot" stockholders (i.e. persons who hold less than 100 shares). We believe that an inordinately high percentage of odd lot holders would be very undesirable to potential targets because odd lot holders:

o      Are not counted as stockholders of record for market listing purposes;

o      Are frequently unable to sell their shares in the OTC or Nasdaq markets;
       and

o      Significantly increase mailing and communication costs,

Therefore our new management team decided that the best solution would be to propose a three-step reverse-split and amendment process that will eliminate the odd lot stockholder problem and establish a more reasonable authorized capital structure for our company.

       As the first step in our restructuring process, we propose to amend our Certificate of Incorporation to:

o Increase our authorized capital stock to 50,000,000 shares of $.002 par value Common Stock and 5,000,000 shares of $1.00 par value preferred stock;

o      Reclassify our outstanding Class A Common as Common Stock; and

o      Reclassify our outstanding Preferred Stock as Common Stock.

Upon completion of the first step in the restructuring process, our company will have a single class of securities outstanding and all of our stockholders will own voting Common Stock.

       As the second stage of our restructuring plan, we propose to amend our Certificate of Incorporation to implement a reverse split of our outstanding Common Stock in the ratio of 1 share for every 6,000 shares presently outstanding. We will not purchase fractional shares for cash or issue scrip to the holders of fractional shares. Instead, all calculations that would result in the issuance of a fractional share will be rounded up to the next highest whole number. Upon completion of the second step in the restructuring process, every record stockholder will own at least one whole share.

       As the third stage of our restructuring plan, we propose to amend our Certificate of Incorporation to implement a 100 for 1 forward split of the shares outstanding upon completion of the second step. Upon completion of the third step, every record stockholder will own at least one hundred shares of New Common and our company will have a total of 502,300 shares of New Common outstanding.

       The implementation of a reverse split followed by a forward split does not treat all stockholders equally. If we were to reclassify the Class A Common and Preferred Stock and then affect a simple 1 for 60 reverse split, our company would have 412,444 shares outstanding. However, since we propose to implement a 1 for 6,000 reverse split followed by a 100 for 1 forward split, our company will have 502,300 shares of New Common outstanding. Substantially all of the benefit arising from this procedure will inure to the benefit of stockholders who currently own fewer than 6,000 shares and would become odd lot stockholders if a simple 1 for 60 reverse split were implemented. The following table illustrates the impact of this procedure on our principal stockholders.

                                Common       Class A     Preferred      Pre-restructuring       New Common
                                Stock       Stock (1)    Stock (2)      Total   Percent       Shares   Percent
Bernard Tessler                2,448,000                               2,448,000   9.89%       40,900    8.14%
Cede & Co. (3)                 1,763,932    1,529,485   5,834,752      9,128,169  36.89%      152,200   30.30%
Stirling Corporate Services    9.600,000    1,400,000                 11,000,000  44.45%      183,400   36.51%


(1)  Based on a one for one reclassification of the Class A Common.
(2) Based on 164,450 outstanding shares of Preferred Stock and the current conversion ratio of 41.05 shares of Class A Common for each share of Preferred Stock.
(3) Under Delaware law, Cede & Co. and other depository institutions will be treated as a single stockholder. Therefore, the beneficial owners of shares held by Cede & Co. and other depository institutions will suffer the same level of dilution as our principal stockholders.

       Stirling and our company's other large stockholders will bear the bulk of the dilution associated with our proposed restructuring procedures. Nevertheless, our new management team believes that the advantages of having a large number of "round lot" stockholders justify the disproportionate benefit to be derived by our company's smaller stockholders.

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

       Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis extremely difficult and complex. Our new management team believes we will only be able to participate in one business venture. This lack of diversification should be considered a substantial risk because it will not allow us to offset potential losses from one venture against gains from another. Moreover, since we do not have any financial, managerial or other resources, our new management team believes we will not be viewed as a suitable business combination partner for either developing companies or established business that currently need substantial additional capital.

       Our new management team believes our company will offer owners of a suitable privately held company the opportunity to acquire a controlling ownership interest in a public company:

o      In less time than would be required for a traditional IPO;

o      For less out-of-pocket cost than would be required for a traditional IPO;
       and

o With a greater degree of certainty that the transaction will ultimately close.

Nevertheless, the owners of any target that we select will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with future reporting under the Exchange Act.

       Sally A. Fonner, our president and sole director, has previously served as the sole officer and director of five inactive public shells that effected business combinations with private companies. In each of these transactions, the combined companies have only qualified for quotation on the OTC Bulletin Board, trading has not been active, liquid or sustained and the market prices have been volatile. Even if we negotiate and close a business combination, an active, liquid, stable and sustained public market for our shares may never develop. Stockholders are encouraged to independently review the available information on Ms. Fonner's prior transactions.

       While our new management team believes our company will be able to enter into a business combination transaction within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. We will not restrict our search to any specific business, industry or geographical location, and our company may participate in a business venture of virtually any kind or nature. We may not, however, enter into a business combination with a target that is otherwise an affiliate of Stirling or Ms. Fonner.

Acquisition Opportunities

       In implementing a particular business combination transaction, our company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that our present stockholders will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of our current officers and directors will ordinarily resign and be replaced by new officers and directors selected by the target. Our new management team does not intend to obtain stockholder approval before consummating any acquisition other than a statutory merger.

       In connection with our investigation of potential business opportunities, our new management team will ordinarily meet personally with the management and key personnel of potential targets. They may also visit and inspect material facilities, check the references of management and key personnel, and take other reasonable investigative measures. Since the financial and other resources of our company will be limited, our new management team is not likely to obtain independent analysis or verification of the information provided by a potential target

       The terms of any business combination we may negotiate in the future will depend on the nature of the opportunity, the needs and desires of the target and its owners, and the relative negotiating strength of our company and the other parties to the proposed transaction. In negotiating the terms of a potential business combination, our management team will ordinarily focus on the percentage of the combined companies' stock that will be held by the owners of the target upon completion of the transaction. While our management team will endeavor to maximize the total value to our current stockholders, it is likely that the owners of the target will want to own 90% to 95% of the outstanding stock the combined companies upon completion of the transaction. Therefore, any business combination will likely have a significant dilutive effect on the voting power held by our current stockholders. Stirling and Ms. Fonner may, but do not presently intend to sell any portion of their shares in connection with a business combination. If Stirling or Ms. Fonner ultimately decide to sell shares in connection with a business combination, the selling price of such shares may not represent a premium to the per share value received by our company.

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

       While the terms of a future transaction cannot be predicted, it is likely that the parties to the business transaction will want to avoid a taxable event. Therefore, the most likely transaction format would be an acquisition structured as a tax-free reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own at least 80% of the voting stock of the surviving entity. In such event, our current stockholders would retain less than 20% of the combined companies. We intend to structure any business combination in such manner as to minimize Federal and state tax consequences to the target.

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

       As soon as practicable after the date of this Form 10-K, we intend to call a meeting of the stockholders to consider and vote upon a plan to ratify the actions taken to date and to reorganize our company's capital structure. The specific actions to be considered at the planned meeting of stockholders will be described in a written proxy statement that will be filed with the SEC and delivered to stockholders in accordance with the requirements of Regulation 14A. The tentative date for the planned meeting of stockholders is October 15, 2002.

PART II

Item 5. Market for Registrant's Common Equity

       At the date of this annual report, our outstanding equity securities include:

o   14,828,333 shares of Common Stock that are owned by 916 record holders;

o 3,167,550 shares of non-voting Class A Common that are owned by 70 record holders; and

o 164,450 shares of non-voting Preferred Stock that are owned by 12 record holders and currently convertible into 6,750,673 shares of Class A Common.

       There has been no active market for our securities for over fourteen years. Our Common Stock and Class A Common are not quoted on the OTC Bulletin Board or any other recognized market. Since April 25, 2002, our Common Stock has been quoted in the National Quotation Bureau's OTC Pink Sheets. The only market maker for our Common Stock is Bishop Rosen & Co. Inc. The latest Yahoo finance quote for ENCV.PK reflects a current bid of $0.00 and a current asked of $0.00.

       Brokerage firms, banks and other intermediaries hold approximately 1,944,000 shares of Common Stock 1,66,275 shares of Class A Common and 160,990 shares of Preferred Stock for the benefit of their individual clients. In connection with our planned stockholders meeting, we will endeavor to ascertain the number of beneficial owners who own shares in brokerage firms, banks and other intermediary accounts. This task will be complicated, however, by the fact that our securities have not traded for over 14 years and most intermediaries do not maintain worthless securities in their client accounts.

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

     Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Note

       This Omnibus Annual Report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1988 through January 31, 2002 provides the information necessary to bring our company current with respect to its reporting obligations under Section 13 of the Securities Exchange Act of 1934, as amended. The attached financial statements include an audited balance sheet as of May 11, 1988 when our voluntary case under Chapter 11 of the Bankruptcy Act was converted into a voluntary Case under Chapter 7. On that date, all of our assets were transferred to the Trustee of our Chapter 7 case. Since we have had no operations since the conversion date and all of our assets were conveyed to the Trustee who, in turn, was responsible for the orderly liquidation of our affairs, our financial statements as of May 11, 1988 and for the years ended January 31, 1989 through 2002 reflect no assets, liabilities or ongoing operations.

       This Form 10-K does not include audited financial information for the fiscal year ended January 31, 1988. On that date, former management was operating our business as a debtor in possession under Chapter 11 of the Bankruptcy Act. The only information available with respect to our operations during the fiscal year ended January 31, 1988 is set forth in our Quarterly Reports on Form 10-Q for the periods ended April 30, July 31 and October 31, 1987. Since it is impossible to reconstruct audited financial statements for the fiscal year ended January 31, 1988 and our company was subsequently liquidated in a case under Chapter 7 of the Bankruptcy Act, the board of directors believes that audited financial statements for the fiscal year ended January 31, 1988 are immaterial. While, this omnibus report on Form 10-K and our other recent SEC filings cannot wholly expunge our earlier delinquencies, our company is now current with respect to its Exchange Act reporting obligations.

       Within 30 days from the date of this Form 10-K, we intend to prepare and distribute a formal proxy statement that describes in detail how our company will be restructured as a public shell. We will not seek any business combination opportunities or engage in any other activities until the plan has been approved at the planned stockholders meeting.

Financial Condition

       As a result of our prior Bankruptcy, our company had no assets, liabilities, or ongoing operations and did not engage in any business activities between May 11, 1988 and July 2, 2002. Our company had no operations during the fourteen years ended June 30, 2002 and it had no material assets or liabilities on June 30, 2002. In connection with the purchase of 9,600,000 shares of Common Stock and 1,400,000 shares of Class A Common described above, Stirling and its advisors paid a total cash consideration of $6,724 and released their claims for the reimbursement of $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. The cash contributed by Stirling is available for use in our business and will be used to pay the costs associated with the planned meeting of stockholders. We expect to use substantially all of our available funds to pay the anticipated costs of the planned meeting.

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

       If our stockholders approve the reorganization plan, we will agree to pay substantial cash and stock-based compensation to Stirling, Ms. Fonner, our legal counsel and certain third party consultants. Ms. Fonner will have the unilateral authority to negotiate the underlying compensation agreements and her decisions will not be subject to review by the stockholders. Since Ms. Fonner is both an officer and principal stockholder of Stirling and the sole director of our company, the proposed compensation arrangements discussed in our proxy statement present significant potential for conflicts of interest. Notwithstanding the foregoing, Ms. Fonner believes the proposed compensation arrangements are fair and reasonable in light of our limited financial resources, the speculative nature of our proposed activities, the speculative value of our equity securities and the fact that the accumulated cash fees will not be paid unless and until we negotiate a business combination with at target that is willing to pay the accumulated compensation amounts.

       During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business opportunities. If the stockholders approve the proposed reorganization, our management team expects to accrue approximately $15,000 per month in administration and investigation fees. Substantially all of these fees will be payable to Stirling, Ms. Fonner and our legal counsel, who have each agreed to carry their accumulated fees as an account receivable until we complete a business combination. Accordingly, our management team believes that our current cash resources will probably be adequate for our Company's anticipated needs. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-K, it is impossible to predict whether additional capital may be required during the next 12 months.

       Except for the additional shares that may be issued to Stirling, Ms. Fonner, our legal counsel and certain consultants, our management team has no plans to offer or sell any securities for cash. However, we may decide to engage in such activities in the future. In such an event, we will probably sell securities for cash in a private placement transaction because Rule 419 severely restricts the ability of blank check companies to offer registered securities for cash and use the proceeds of such an offering in their business. Since we are not conducting a registered offering of securities at the present time and do not intend to conduct such an offering in the foreseeable future, our management team does not believe that Rule 419 will be applicable to our proposed activites.

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

       Ms. Sally Fonner is an officer and principal stockholder of Stirling. She has also served as the president and sole director of our company since June 18, 2002. Ms. Fonner is not a full-time employee and is not required to devote any specific amount of time to our business. Ms. Fonner graduated from Stephens University in 1969 with a Bachelor of Arts in Social Systems. After a stint in the private sector, she returned to further her education and earned her MBA degree from the Executive Program of the University of Illinois in 1979. Since December 2000, Ms. Fonner has served as the president of Win or Lose Acquisition Corporation, a publicly held blank check company that intends to pursue a business strategy that is similar to our proposed business. Due to significant structural differences between our company and Win or Lose Acquisition Corporation, the two companies are not expected to be direct competitors in the search for acquisition candidates. Stockholders should be aware, however, that Win or Lose Acquisition Corporation will offer a number advantages to substantial acquisition candidates that are contemplating a transaction with a public shell.

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

       In connection with her management of each of these companies, Ms. Fonner filed the certificates necessary to restore valid corporate existence under state law; restored dormant relationships with transfer agents, brokerage firms and depository institutions, filed the necessary State and Federal tax returns, and brought the companies current with respect to their SEC reporting obligations; solicited proxies and obtained stockholder approval of plans to restructure the business affairs, debts and capital of the companies; and implemented the restructuring plans and ultimately negotiated and closed a business combination with a private company identified and selected by her. Summary information on these transactions is set forth below:

Name of combined      eNote.com, Inc.     Telemetrix, Inc.   Liberty Group      Dupont Direct     Yifan
companies                                                    Holdings, Inc.     Financial         Communications, Inc.
                                                                                Holdings, Inc.
Original name of      Webcor              Arnox Corporation  Bio Response,      Marci             Smart Games
the shell company     Electronics, Inc.                      Inc.               International     Interactive, Inc.
                                                                                Imports, Inc.
Inactive since        1989-Bankrupt       1989-Bankrupt      1989-Bankrupt      1989-Bankrupt     1997-Insolvent
Name of target        Navis               Tracy Corp. II     Liberty Food       Wavecount, Inc.   Yifan.com, Inc.
                      Technologies, Ltd.  and Telemetrix     Group, Ltd.
                                          Resource Group
closing date          4/7/1999            4/7/1999           11/23/1999         1/28/2000         7/31/2000
Cash Fees paid by     $250,000 (3)        $125,000           $75,000            $150,000 (4)      $350,000
target (1)(2)
Stock held by         540,000             300,000            300,000            300,000           316,206
original public       3.60%               2.33%              4.71%              4.20%             2.43%
stockholders
Ms. Fonner's          740 (5)             87 (5)             63 (5)             111 (5)           462,500 (6)(7)
stock purchases
Stock issued to       740,000 (7)(8)      450, 000 (7)(8)    450, 000 (7)(8)    450, 000 (7)(8)   33,794 (8)(9)
Ms. Fonner and        4.93%               3.50%              7.84%              6.29%             3.82%
her advisors
Stock issued to       13,720,000          12,117,000         5,575,000          6,400,000         12,174,671
target and its        91.47%              94.17%             87.45%             89.51%            93.75%
advisors
OTC Symbol            ENOT (10)           TLXT               LGHI (10)          DIRX              YIFN (10)

(1) In connection with the prior transactions, the target and/or its principal stockholders paid cash M&A fees to Ms. Fonner and her affiliates. No M&A fees may be paid to any of our officers or their respective affiliates.
(2) The table does not include information on the profits received by Ms. Fonner, her affiliates and her advisors from the resale of shares held by them. Given the nature of the relationships between Ms. Fonner and her non-affiliated advisors, it would be impractical to provide such information.
(3) In connection with the eNote.com transaction, $100,000 of the cash M&A fee was paid to third-party finders.
(4) In connection with the Dupont transaction, $10,000 of the cash M&A fee was paid to third-party finders.
(5) Before beginning her activities with respect to Webcor, Arnox, Bio Response and Marci, Ms. Fonner purchased between 800 and
      5,000 shares for nominal consideration in open market transactions. The numbers in the table give retroactive effect to the reverse splits implemented by these companies. Except for these initial purchases, Ms. Fonner and her affiliates did not purchase any of the outstanding shares and she believes that none of her advisors purchased any outstanding shares.
(6) In March 2000, a private investor purchased a majority interest in Smart Games by contributing $75,000 in cash to the company in exchange for 375,000 shares of common stock. The investor then appointed Ms. Fonner to serve as the company's sole director. Thereafter, Ms. Fonner contributed an additional $48,286 in cash to the company in exchange for 87,500 shares of common stock. All contributed funds were used to settle the company's debts and pay the third-party costs associated with the reorganization.
 (7) The reorganization plans for Webcor, Arnox, Bio Response and Marci each provided that Ms. Fonner and her advisors would receive newly issued shares of common stock as compensation for services rendered. The numbers presented in the table include all shares issued to Ms. Fonner and her affiliates and advisors.
(8) The bulk of the shares issued to or purchased by Ms. Fonner and her affiliates and advisors were ultimately allocated to unaffiliated third-party advisors. The following summarizes the number of shares retained by Ms. Fonner and her affiliates in connection with the transactions identified above.

       eNote.com, Inc.                               180,600 shares
       Telemetrix, Inc.                              110,500 shares
       Liberty Group Holdings, Inc.                   69,520 shares
       Dupont Direct Financial Holdings, Inc.         96,400 shares
       Yifan Communications, Inc.                     68,115 shares

(9) After the closing of the Yifan transaction, Ms. Fonner entered into a 1-year personal services contract with that company which provided for the issuance of 180,000 additional shares of common stock.
(10) eNote.com, Liberty Group Holdings and Yifan Communications were ultimately removed from the OTC Bulletin Board for failure to file their required Exchange Act reports in a timely manner.

       In each of Ms. Fonner's prior transactions, the combined companies' stock only qualified for quotation on the OTC Bulletin Board. In each these transactions, the market price has been highly volatile, and the market has not been active, liquid or sustained. Even if we negotiate and close a business combination, there is no assurance that an active, liquid, stable and sustained public market for the combined companies' shares will ever develop. Therefore, stockholders are encouraged to independently review the available public information, including SEC reports, press releases and historical trading data, on the prior transactions effected by Ms. Fonner.

       Detailed information on Ms. Fonner's activities with respect to these companies is included in the proxy statements and other SEC reports filed both before and after the business combinations. These documents can be inspected and copied at the SEC's public reference room at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549-1004. You may obtain information about the public reference room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site at www.sec.gov that contains copies of all proxy statements and other SEC reports that have been filed by these companies. Additional information, including press releases and the trading history of these companies is available from a variety of public sources.

Item 11. Executive Compensation.

       No officer or director of our company has received any compensation for services performed during the past fourteen years. The proposed future compensation of our officers and directors is described in detail in our preliminary proxy statement which has been filed with the SEC and will be distributed to stockholders in accordance with the requirements of Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       After giving effect to the issuance of 9,600,000 shares of Common Stock on July 2, 2002, our company has a total of 14,828,333 shares of voting Common Stock outstanding on the date of this Form 10-K. The following table presents certain information regarding the beneficial ownership of our voting Common Stock by (i) each person known to own more than 5% of such securities, (ii) each of our directors, and (iii) all directors and officers as a group. Unless otherwise noted, we believe that each of identified stockholders has sole investment and voting power with regard to the securities listed opposite his name.

           Name of                                  Amount and Nature of                          Percent
      Beneficial Owner                              Beneficial Ownership                         of Class
Bernard Tessler (1)                                      2,548,000                                   16.51%

Stirling Corporate Services LLC (2)                      9,600,000                                   64.74%

Sally Fonner (2)(3)                                      9,600,000                                   64.74%

All officers & directors as a group                      9,600,000                                   64.74%



(1)    310 East Shore Road, Great Neck, New York 11023
(2)    1407 North Fort Harrison, Suite H, Clearwater, Florida 33755.
(3) Sally A. Fonner, the president and sole director of our company, is an officer and principal stockholder of Stirling and may be deemed to be a beneficial owner of the shares held by Stirling.

Item 13. Certain Relationships and Related Transactions

       In connection with the Court ordered stockholders meeting held on June 18, 2002, Stirling advanced a total of $23,276 in out-of-pocket costs, including legal fees of $13,000, printing and mailing expenses of $2,800 and travel expenses of $6,491.

       On July 2, 2002, we sold 9,600,000 shares of common stock and 1,400,000 shares of Class A Common to Stirling for a total consideration of $30,000, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the meeting.

       No officer, director or family member of an officer or director is indebted to our company.

Item 14. Exhibits, Financial Statement Schedules and Reports.

Exhibit Index:

3.1          Certificate of Incorporation of The Enchanted   Incorporated by reference to the Registrant's
             Village Inc., as amended                        registration statement on Form S-18, File No.
                                                             2-81470-NY)

3.2          Certificate of Amendment to the Certificate     Incorporated by reference to the Registrant's
             of Incorporation dated May 6, 1985              registration statement on Form S-1, File No. 33-2355

3.3          Certificate of Amendment to the Certificate     Incorporated by reference to the Registrant's
             of Incorporation dated February 12, 1986        registration statement on Form S-1, File No. 33-2355

3.4          Certificate of Amendment to the Certificate     Incorporated by reference to the Registrant's
             of Incorporation dated October 8, 1986          registration statement on Form S-1, File No. 33-2355

3.5          Amended and restated by-laws of The Enchanted
             Village Inc., dated June 18, 2002               ................................................ 21

4.1          Certificate of Designations, Rights and         Incorporated by reference to the Registrant's
             Preferences of Preferred Stock dated April      registration statement on Form S-1, File No. 33-2355
             10, 1986

4.2          Specimen Certificate representing Common        Incorporated by reference to the Registrant's
             Stock                                           registration statement on Form S-1, File No. 33-2355

4.3          Specimen Certificate representing Preferred     Incorporated by reference to the Registrant's
             Stock                                           registration statement on Form S-1, File No. 33-2355

4.4          Specimen Certificate representing Class A       Incorporated by reference to the Registrant's
             Common Stock                                    registration statement on Form S-1, File No. 33-2355

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

Date August 23, 2002

  THE ENCHANTED VILLAGE, INC.

By   /S/
 ---------------------------------------------------
              Sally   Fonner,

President,
Principal  Financial Officer
Principal  Accounting  Officer and
Sole Director

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS             East 28th Street, 6th Floor
                                                New York, NY 1001637
MARTIN ENDER. CPA                           Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                         Fax (212) 684-5433


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE ENCHANTED VILLAGE, INC. at May 11, 1988, at January 31, 2000, 2001 and 2002 and at June 30, 2002, and the
consolidated results of its operations and its cash flows for each of the three years ended January 31, 2000, 2001 and 2002 in conformity with generally accepted accounting principles.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
July 2, 2002

                           THE ENCHANTED VILLAGE, INC.

                           Consolidated Balance sheet
      As of May 11, 1988; January 31, 2000 , 2001, 2002 and June 18, 2002


                                                    11-May-88     31-Jan-00     31-Jan-01     31-Jan-02     18-Jun-02
                    ASSETS
Total Assests                                        $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

     LIABILITIES & SHAREHOLDER'S EQUITY

Total Liabilities                                    $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

Prefrred Stock par value $1.00 per share
          1,000,000 shares authorized
            164,450 issued and outstanding            164,450       164,450       164,450       164,450       164,550

Common Stock par value $0.002 per share
         15,000,000 shares authorized
          5,228,350 issued and outstanding             10,457        10,457        10,457        10,457        10,457

Common Stock Class A par value $0.002
         10,000,000 shares authorized
          1,477,950 issued and outstanding              2,956         2,956         2,956         2,956         2,956

Retained Earnings (Deficit)                          (177,863)     (177,863)     (177,863)     (177,863)     (177,863)
                                                     --------      --------      --------      --------      --------
Total Liabilities and Shareholders Equity            $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
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

       While the former management did not file a Form 15 to terminate the company's reporting obligations under the Exchange Act, the company did not file any of the documents or reports required by Sections 13 or 15(d) of the Exchange Act between May 1988 and July 2002. As a result, the company remained subject to the reporting requirements of the Exchange Act but was delinquent in its SEC reporting obligations. Since, the company did not file franchise tax returns with or pay any franchise taxes to the State of Delaware during the pendancy of its bankruptcy case, the company's Certificate of Incorporation was revoked by order of the Secretary of State of the State of Delaware on March 1, 1989.

Note 2. RESTORATION OF CORPORATE STATUS

       On April 18, 2002, Karen H. Mounts and Stirling Corporate Services, LLC ("Stirling"), commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders under ss.211 of the General Corporation Law of Delaware. On May 20, 2002, the Court of Chancery granted the requested order and an annual meeting of the company's stockholders was called and held on June 18, 2002 for the sole purpose of electing a new board of directors.

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

       Immediately thereafter, Messrs. Manion and Williams resigned from the board and Ms. Fonner, acting as the company's sole remaining director, took the following actions:

o She determined that it was in the best interest of the company and its stockholders to sell 9,600,000 shares of common stock and 1,400,000 shares of Class A Common Stock to Stirling for a total consideration of $30,000, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting;

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

       A Certificate of Revival and Restoration of the company's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the company is now duly organized, validly existing and in good standing under the laws of the State of Delaware. This report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1988 through January 31, 2002 has been filed for the purpose of bringing the company current with respect to its Exchange Act reporting obligations.