Form 10-K/A
period 2002-01-31
ENCHANTED VILLAGE INC
filed 2002-09-10
CIK 714284

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

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

September 9, 2002

                           THE ENCHANTED VILLAGE, INC.

                           Consolidated Balance sheet
      As of May 11, 1988; January 31, 2000 , 2001, 2002 and June 18, 2002


                                                    11-May-88     31-Jan-00     31-Jan-01     31-Jan-02     18-Jun-02
                    ASSETS
Total Assests                                        $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

     LIABILITIES & SHAREHOLDER'S EQUITY

Total Liabilities                                    $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

Prefrred Stock par value $1.00 per share
          1,000,000 shares authorized
            164,450 issued and outstanding            164,450       164,450       164,450       164,450       164,550

Common Stock par value $0.002 per share
         15,000,000 shares authorized
          5,228,350 issued and outstanding             10,457        10,457        10,457        10,457        10,457

Common Stock Class A par value $0.002
         10,000,000 shares authorized
         1,767,550 issued and outstanding               3,535         3,535        3,535         3,535          3,535

Retained Earnings (Deficit)                          (178,442)     (178,442)    (178,442)     (178,442)      (178,442)
                                                     --------      --------      --------      --------      --------
Total Liabilities and Shareholders Equity            $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
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

                        THE ENCHANTED VILLAGE, INC.

                 Statement of Changes in Shareholders's Equity
              For the Years Ended January 31, 2000, 2001 and 2002

                                                          31-Jan-00    31-Jan-01   31-Jan-02    18-Jun-02
Prefrred Stock par value $1.00 per share
         1,000,000 shares authorized
           164,450 issued and outstanding                   164,450      164,450     164,450      164,450

Common Stock par value $0.002 per share
        15,000,000 shares authorized
         5,228,350 issued and outstanding                    10,457       10,457      10,457       10,457

Common Stock Class A par value $0.002
        10,000,000 shares authorized
         1,767,550 issued and outstanding                     3,535        3,535       3,535        3,535

Retained Earnings (Deficit)                                (178,442)    (178,442)   (178,442)    (178,442)

Balance                                                           0            0           0            0

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