Form 10QSB/A
period 2002-04-30
ENCHANTED VILLAGE INC
filed 2002-09-10
CIK 714284

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   FORM 10-Q/A

(mark one)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 30, 2002

                                  or

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

       Common Stock                         14,828,333 shares
       Class A Common Stock                 3,167,550 shares

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



                                                        THE ENCHANTED VILLAGE, INC.
                                                             Balance Sheet as of
                                                               January 31, 2002
                                                            April 30, 2001 and 2002

                                           April 30, 2001        April 30, 2002       January 31, 2002
                                             (Unaudited)           (Unaudited)            (Audited)


ASSETS

Total Assets                                        $ 0                  $ 0                   $ 0
                                                    ===                  ===                   ===


LIABILITIES & STOCKHOLDER'S EQUITY

Total Liabilities                                   $ 0                  $ 0                   $ 0
                                                    ===                  ===                   ===

Preferred Stock par value $1.00 per share
     1,000,000 shares authorized
     164,550 issued and outstanding             164,450              164,450               164,450

Common Stock par value $0.002 per share
     15,000,000 shares authorized
     5,228,333 issued and outstanding            10,457               10,457                10,457
Common Stock Class A par value $0.002
     10,000,000 shares authorized
     1,767,550 issued and outstanding             3,535                3,535                 3,535

Retained Earnings (Deficit)                    (178,442)           (178,442)              (178,442)
                                               ---------            ---------             ---------

Total Liabilities and Stockholders Equity           $ 0                  $ 0                   $ 0
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

Change of Control

         As On July 2, 2002, we sold 9,600,000 shares of common stock and 1,400,000 shares of Class A Common Stock to Stirling. As a result, Stirling owns 64.74% of our voting Common Stock on the date of this Form 10-Q. Stirling does not own any shares of our non-voting Series A Convertible Preferred Stock.

         While Stirling owns a majority of our voting Common Stock, and those shares will be counted in determining whether a quorum is present at any future meetings of our stockholders, Stirling will not exercise independent voting authority with respect to its' shares until our company has completed a business combination with a private company. Rather, Stirling will vote its shares in accordance with a majority of the votes actually cast at such a meeting by stockholders who were not officers, directors or affiliates of our company when our prior Bankruptcy action was commenced. In connection with each stockholder vote, Stirling will refrain from voting its shares until the votes cast by previously unaffiliated stockholders have been tallied. When the results of the preliminary stockholder vote are known, Stirling will vote all of its shares in accordance with the wishes of the majority. Since the shares held by Stirling will be voted as a block, each proposal will ultimately be approved or rejected by a majority of the shares outstanding.

Planned Stockholders' Meeting

         As soon as practicable after the date of this Form 10-Q, we intend to call a meeting of the stockholders to consider and vote upon a plan to ratify the actions taken to date and to reorganize our company's capital structure The specific actions to be considered at the planned meeting of stockholders will be described in a written proxy statement that will be filed with the SEC and delivered to stockholders in accordance with the requirements of Regulation 14A. The tentative date for the planned meeting of stockholders is October __, 2002.

Financial Condition and Results of Operations

         As a result of our prior Bankruptcy, our company had ongoing operations and did not engage in any business activities during the three-month periods ended April 30, 2001 and 2002. Our company had no material assets or liabilities on April 30, 2001 or 2002.

Plan of Operations

         On July 3, 2002, Stirling Corporate Services LLC purchased 9,600,000 shares of Common Stock and 1,400,000 shares of Class A Common Stock. Stirling contributed $6,724 to our company in cash and released their claims for the reimbursement of $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. The cash contributed by Stirling is available for use in our business and will be used to pay the costs associated with the planned meeting of stockholders. We expect to use substantially all of our available funds to pay the anticipated costs of the planned meeting.

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

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

99.1     Statement of Chief Executive and Chief Financial Officer Pursuant to
         Section 1350 of Title 18 of the United States Code

B.       Reports on Form 8-K                             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      The Enchanted Village, Inc.


                                               /s/
                                           ----------
                                       Sally A. Fonner
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       Dated: September 4, 2002