Form 10QSB
period 2002-07-31
ENCHANTED VILLAGE INC
filed 2002-09-10
CIK 714284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(mark one)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended July 31, 2002

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

       Common Stock                                   14,828,333  shares
       Class A Common Stock                            3,167,550  shares

                                TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION                                             PAGE

ITEM 1  Financial Statements

        Balance Sheet as of July 31, 2001 and 2002                          3

        Statement of Operations for the three- and six-month periods
           Ended July 31, 2001 and 2002                                     4

        Statement of Cash Flow for the for the six-month periods
           Ended July 31, 2001 and 2002                                     5

        Notes to Financial Statements                                       6

ITEM 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       8

PART II OTHER INFORMATION                                                  12

        SIGNATURES                                                         12


                                                         THE ENCHANTED VILLAGE, INC.
                                                             Balance Sheet as of
                                                              January 31, 2002
                                                           July 31, 2001 and 2002

                                                        July 31, 2001         July 31, 2002       January 31, 2002
                                                         (Unaudited)           (Unaudited)            (Audited)


ASSETS
Cash                                                                               $ 6,724

Total current assets                                                                 6,724
                                                                                    ------

Total assets                                                      $ 0              $ 6,724                   $ 0
                                                                  ===              =======                   ===


LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable                                                                  $ 27,500

Total current liabilities                                                           27,500
                                                                                   -------

Total Liabilities                                                 $ 0             $ 27,500                   $ 0
                                                                  ===             ========                   ===

Preferred Stock par value $1.00 per share
     1,000,000 shares authorized
     164,550 issued and outstanding                           164,450              164,450               164,450

Common Stock par value $0.002 per share
     15,000,000 shares authorized
     14,828,333 issued and outstanding  (7/2002)               10,457               29,657                10,457
Common Stock Class A par value $0.002
     10,000,000 shares authorized
      1,767,550 issued and outstanding
      3,167,550 issued and outtanding (7/2002)                  3,535                6,335                 3,535
Additional paid-in capital                                                           8,000

Retained Earnings (Deficit)                                  (178,442)            (229,218)             (178,442)
                                                             ---------            ---------             ---------

Total stockholders' equity                                        $ 0            ($ 20,776)                  $ 0
                                                                  ===            ==========                  ===

Total Liabilities and Stockholders Equity                         $ 0              $ 6,724                   $ 0
                                                                  ===              =======                   ===


  The accompanying footnotes are an integral part of these financial statements.

                                                      THE ENCHANTED VILLAGE, INC.
                                                    Statements of Operations for the
                                                   Three-and six-month periods ended
                                                        July 31, 2001 and 2002

                                             Three Months Ended July 31,             Six Months Ended July 31,
                                               2001             2002                 2001               2002
                                            (Unaudited)     (Unaudited)           (Unaudited)        (Unaudited)

Revenues                                            $ 0               $ 0                   $ 0              $ 0

Stockholder meeting costs                                         $23,726                                $23,726
Legal and accounting fees                                          27,500                                 27,500
                                                      -           -------                     -          -------

Total operating expenses                            $ 0           $51,226                   $ 0          $51,226
                                                    ---           -------                   ---          -------


Net loss                                            $ 0          ($51,226)                  $ 0         ($51,226)
                                                    ===          =========                  ===         =========


  The accompanying footnotes are an integral part of these financial statements.

                                                      THE ENCHANTED VILLAGE, INC.
                                                    Statements of Cash Flow for the
                                                         Six-month periods ended
                                                          July 31, 2001 and 2002

                                                                                       Six-Months Ended July 31,
                                                                                       -------------------------
                                                                                        2001              2002
                                                                                     (Unaudited)       (Unaudited)
Cash provided by (used in)

Operating activities
    Net income for the period                                                               $--         ($51,226)
Less meeting expenses paid
    directly by related parties                                                                           23,726
                                                                                                         -------
Net operating loss                                                                                      ($27,500)

Adjustments to reconcile net income to cash used in operating activities
Increase (decrease) in liabilities
    Accounts payable and accrued liabilities                                                 --           27,500
                                                                                             --          -------
Cash used in operating activities                                                            --               --

Financing activity
    Proceeds on stock sales for cash                                                         --            6,724
                                                                                             --           ------

Increase in cash                                                                             --            6,724

Cash, beginning of period                                                                    --               --
                                                                                             --               --

Cash, end of period                                                                          --          $ 6,724
                                                                                             --          -------




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

Change of Control

         As On July 2, 2002, we sold 9,600,000 shares of common stock and 1,400,000 shares of Class A Common Stock to Stirling. As a result, Stirling owns 64.74% of our voting Common Stock. Stirling does not own any shares of our non-voting Series A Convertible Preferred Stock.

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

Financial Condition and Results of Operations

         As a result of our prior Bankruptcy, our company had ongoing operations and did not engage in any business activities during the three- and six month periods ended July 31, 2001.

         During the three-month period ended July 31, 2002, a meeting of our stockholders was called and held, our corporate charter was restored and we filed certain delinquent reports with the SEC to bring our company current with respect to its reporting obligations. Our net loss for the period ended July 31, 2002 was ($51,226).

         Stirling paid a total of $23,726 in out of pocket costs associated with the stockholders meeting. For accounting purposes, these reorganization costs have been treated in the same manner as organization costs, and expensed during the current period. The balance of our operating costs during the three-month period ended July 31, 2002 consisted of legal and accounting fees associated with the preparation of our SEC reports and preliminary proxy statement.

         We expect to incur substantial additional expenses in connection with our planned stockholders meeting, the preparation of our future SEC reports and the implementation of the business plan that will be described in detail in our proxy statement for the planned meeting. Stirling, our legal counsel and most of the advisors who will provide services for our company have agreed to carry the bulk of their billings as accounts receivable until we negotiate and close a business combination agreement. The proxy statement for the planned meeting will detail our plans with respect to future sales of securities for cash that will be necessary to pay the out of pocket costs associated with our future operations.

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

           The Enchanted Village, Inc.


                                    /s/
           -----------------------------------------------------
           Sally A. Fonner
           Chief Executive Officer and
           Chief Financial Officer
           Dated: September 4, 2002