Form 10-K/A
period 2002-01-31
ENCHANTED VILLAGE INC
filed 2002-10-10
CIK 714284

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

                        1407 North Fort Harrison, Suite F
                            Clearwater, Florida 33755
               (Address of Principal Executive Offices)(Zip Code)

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

o She determined that it was in the best interest of our company and our stockholders to file certain reports and other documents under the Exchange Act; and

o She determined that it was in the best interest of our company and our stockholders to develop a plan to restructure our company as a public shell that would subsequently seek to engage in a merger or other business combination with a private company that wants to become publicly held.

       We filed a Certificate of Revival and Restoration of the company's Certificate of Incorporation with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the company is now duly organized, validly existing and in good standing under the laws of the State of Delaware. On July 3, 2002, we filed an omnibus report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1989 through 2002. Our omnibus report on Form 10-K and other SEC filings cannot wholly expunge our earlier delinquencies. Moreover, we will not be considered "current" with respect to our Exchange Act reporting obligations until we have filed all necessary reports for a period of one-year.

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

       Except for the additional shares that may be issued to Stirling, Ms. Fonner, our legal counsel and certain consultants, our management team has no plans to offer or sell any securities for cash. However, we may decide to engage in such activities in the future. In such an event, we will probably sell securities for cash in a private placement transaction because Rule 419 severely restricts the ability of blank check companies to offer registered securities for cash and use the proceeds of such an offering in their business. Since we are not conducting a registered offering of securities at the present time and do not intend to conduct such an offering in the foreseeable future, our management team does not believe that Rule 419 will be applicable to our proposed activities.

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

Date October __, 2002         THE ENCHANTED VILLAGE, INC.

                        By                  Sally A. Fonner
                    --------------------------------------------------
                    Sally Fonner, President, Principal Financial Officer Principal Accounting Officer and Sole Director

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

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
September 8, 2002

                           THE ENCHANTED VILLAGE, INC.

                           Consolidated Balance sheet
      As of May 11, 1988; January 31, 2000 , 2001, 2002 and June 18, 2002


                                                    11-May-88     31-Jan-00     31-Jan-01     31-Jan-02     18-Jun-02
                    ASSETS
Total Assests                                        $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

     LIABILITIES & SHAREHOLDER'S EQUITY

Total Liabilities                                    $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
                                                     --------      --------      --------      --------      --------

Prefrred Stock par value $1.00 per share
          1,000,000 shares authorized
            164,450 issued and outstanding            164,450       164,450       164,450       164,450       164,450

Common Stock par value $0.002 per share
         15,000,000 shares authorized
          5,228,350 issued and outstanding             10,457        10,457        10,457        10,457        10,457

Common Stock Class A par value $0.002
         10,000,000 shares authorized
          1,477,950 issued and outstanding              2,956         2,956         2,956         2,956         2,956

Retained Earnings (Deficit)                          (177,863)     (177,863)     (177,863)     (177,863)     (177,863)
                                                     --------      --------      --------      --------      --------
Total Liabilities and Shareholders Equity            $   0.00      $   0.00      $   0.00      $   0.00      $   0.00
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