Form 10QSB
period 2002-10-31
ENCHANTED VILLAGE INC
filed 2002-12-16
CIK 714284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(mark one)

      [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

              For the quarter ended October 31, 2002

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

                        1407 North Fort Harrison, Suite F
                            Clearwater, Florida 33755
                    (Address of principal executive offices)

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

       On October 31, 2002, the number of shares of each class of the registrant's outstanding common stock was:

       Common Stock                           14,828,333shares
       Class A Common Stock                   3,167,550 shares

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Balance Sheet as of October 31, 2001 and 2002                                                    3

              Statement of Operations for the three- and nine-month periods
                 Ended October 31, 2001 and 2002                                                               4

              Statement of Cash Flow for the for the nine-month periods
                 Ended October 31, 2001 and 2002                                                               5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                    8


PART II       OTHER INFORMATION                                                                               12

              SIGNATURES                                                                                      12


                           THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                                January 31, 2002
                            October 31, 2001 and 2002


                                                      October 31, 2001      October 31, 2002      January 31, 2002
                                                         (Unaudited)           (Unaudited)            (Audited)

ASSETS
Cash                                                                            $       10

Total current assets                                                                    10
                                                                                        --

Total assets                                                      $ 0               $   10                  $  0
                                                                  ===               ===========              ===


LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable                                                                  $ 29,975

Total current liabilities                                                           29,975
                                                                                   -------

Total Liabilities                                                 $ 0             $ 29,975                  $ 0
                                                                  ===             ========                   ===

Preferred Stock par value $1.00 per share
     1,000,000 shares authorized
     164,450 issued and outstanding                           164,450              164,450               164,450

Common Stock par value $0.002 per share
     15,000,000 shares authorized
     14,828,333 issued and outstanding                         10,457               29,657                10,457
Common Stock Class A par value $0.002
     10,000,000 shares authorized
     3,167,550 issued and outstanding                           2,956                6,335                 2,956

Additional paid-in capital                                                           8,000


Retained Earnings (Deficit)                                  (177,863)            (238,407)             (177,863)
                                                             ---------            ---------             ---------

Total stockholders' equity                                        $ 0            ($ 29,965)                  $ 0
                                                                  ===            ==========                  ===

Total Liabilities and Stockholders Equity                         $ 0           $       10                   $ 0
                                                                  ===           ==========                   ===



The accompanying footnotes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                       Three-and nine-month periods ended
                            October 31, 2001 and 2002


                                                    Three Months                            Nine Months
                                                  Ended October 31,                      Ended October 31,
                                               2001             2002                 2001               2002
                                            (Unaudited)     (Unaudited)           (Unaudited)        (Unaudited)

Revenues                                            $ 0               $ 0                   $ 0              $ 0

Stockholder meeting costs                                     $         0                                $23,726
Legal and accounting fees                                           9,189                                 36,689
                                                      -            ------                     -          -------

Total operating expenses                            $ 0           $ 9,189                   $ 0          $60,415
                                                    ---           --------                  ---          -------


Net loss                                            $ 0           ($9,189)                  $ 0         ($60,415)
                                                    ===           ========                  ===         =========




The accompanying footnotes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                            Nine-month periods ended
                            October 31, 2001 and 2002

                                                                                     Nine-Months Ended October 31,
                                                                                     -----------------------------
                                                                                        2001              2002
                                                                                      (Unaudited)      (Unaudited)
Cash provided by (used in)

Operating activities

    Net income for the period                                                               $--         ($60,415)
Less meeting expenses paid
    directly by related parties                                                                           23,726
                                                                                                         -------

Net operating loss                                                                                      ($36,689)

Adjustments to reconcile net income to cash used in operating activities
Increase (decrease) in liabilities
    Accounts payable and accrued liabilities                                                 --           29,975
                                                                                             --          -------
Cash used in operating activities                                                            --          (6,714)   --

Financing activity
    Proceeds on stock sales for cash                                                         __            6,724

                                                                                             --         --------

Increase in cash                                                                             --               10

Cash, beginning of period                                                                    --               --
                                                                                             --               --

Cash, end of period                                                                          --       $       10
                                                                                             --       ----------

The accompanying footnotes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


Note 1. HISTORY OF THE REGISTRANT

       THE ENCHANTED VILLAGE, INC. was incorporated in Delaware in March 1982. In October 1983, the company completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 the company filed a Form 8-A for the purpose of registering its' Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, the company completed a second public offering of Class A Common Stock and Convertible Series A Preferred Stock that was registered on Form S-1.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Materials

         Our company incorporated in Delaware in March 1982. In October 1983, we completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 we filed a Form 8-A for the purpose of registering our Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, we completed a second public offering of Class A Common Stock and Convertible Series A Preferred Stock that was registered on Form S-1.

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

         We filed a Certificate of Revival and Restoration of the company's Certificate of Incorporation with the Secretary of State of the State of Delaware on June 27, 2002. As a result, the company is now duly organized, validly existing and in good standing under the laws of the State of Delaware. On October 3, 2002, we filed an omnibus report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1989 through 2002. Therefore, our company is now in compliance with respect to its Exchange Act reporting obligations.

         On July 2, 2002, we sold 9,600,000 shares of common stock and 1,400,000 shares of Class A Common Stock to Stirling. As a result, Stirling owns 64.74% of our voting Common Stock. Stirling does not own any shares of our non-voting Series A Convertible Preferred Stock.

Financial Condition and Results of Operations

         Our company did not engage in any business activities during the three- and nine-month periods ended October 31, 2001.

         During the three-month period ended October 31, 2002, substantially all of our activities were devoted to developing a plan of reorganization and preparing the disclosure materials that we are required to provide to stockholders under Regulation 14, the proxy rules. We have not yet commenced our search for an acquisition target.

         During the three-month period ended October 31, 2002 we paid $9,189 in general and administrative costs associated with our day-to-day operations. The balance of our operating costs during the three-month period ended October 31, 2002 consisted of legal and accounting fees associated with the preparation of our Regulation 14 disclosure materials. A total of $6,714 in operating costs was paid from our available cash resources. The balance, $2,275 was advanced by Stirling and accounted for as an additional capital contribution from Stirling.

         We expect to incur substantial additional expenses in connection with the preparation of our future SEC reports and the implementation of the business plan that will be described in detail in our Regulation 14 disclosure materials. Stirling, our legal counsel and most of the advisors who will provide services for our company have agreed to carry the bulk of their billings as accounts receivable until we negotiate and close a business combination agreement. Our Regulation 14 disclosure materials will detail our plans with respect to future sales of securities for cash that will be necessary to pay the out of pocket costs associated with our future operations.

Plan of Operations

         On July 3, 2002, Stirling Corporate Services LLC purchased 9,600,000 shares of Common Stock and 1,400,000 shares of Class A Common Stock. Stirling contributed $6,724 to our company in cash and released their claims for the reimbursement of $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. The cash contributed by Stirling is available for use in our business and will be used to pay the costs associated with the planned meeting of stockholders. We expect to use substantially all of our available funds to pay the anticipated costs of compliance with the SEC proxy rules.

         Our plan of operation for the next twelve months will be entirely contingent on the successful implementation of our reorganization plans. If we can obtain the requisite stockholder approvals, we intend to implement the reorganization and then seek an acquisition of assets, property or business that may benefit our company and its stockholders. Because we have no substantial financial resources, our management team believes we will be required to issue equity securities as the sole consideration for such an acquisition.

         During the next twelve months, our principal cash requirements will include the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business ventures. Our management team expects to spend approximately $5,000 per month for administration and investigation. Our management team believes that the cash proceeds to be received in connection with certain proposed stock sales to Stirling and its advisors will be adequate for our Company's anticipated needs. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise additional capital through a private placement to accredited investors. Since we have not yet identified any potential targets, it is impossible to predict whether additional capital may be required during the next 12 months.

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

                                                /s/ Sally Fonner
                                                Sally A. Fonner
                                              Chief Executive Officer and
                                               Chief Financial Officer
                                               Dated: December 16, 2002

                                  EXHIBIT 99.1

            STATEMENT OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Sally A. Fonner, Chief Executive Officer and Chief Financial Officer of The Enchanted Village, Inc. (the "Company"), hereby certifies that:

       The Company's Form 10-Q Quarterly Report for the period ended October 31, 2002 (the "Report") fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                      /s/ Sally A Fonner
                   Sally A. Fonner
                   Chief Executive Officer and
                   Chief Financial Officer
                   Dated: December 16, 2002