Form 10QSB/A
period 2002-07-31
ENCHANTED VILLAGE INC
filed 2003-05-15
CIK 714284

Form 10-Q - Page 14
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

                       Delaware                           xx-xxxxxx
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

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

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                          PAGE

ITEM 1   Financial Statements

         Balance Sheet as of July 31, 2001 and 2002                       3

         Statement of Operations for the three- and six-month periods
            Ended July 31, 2001 and 2002                                  4

         Statement of Cash Flow for the for the six-month periods
            Ended July 31, 2001 and 2002                                  5

         Notes to Financial Statements                                    6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

ITEM 3   Controls and Procedures                                         11

PART II  OTHER INFORMATION                                               11

         SIGNATURES                                                      11

                           THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                                January 31, 2002
                             July 31, 2001 and 2002


                                                        July 31, 2001         July 31, 2002       January 31, 2002
                                                         (Unaudited)           (Unaudited)            (Audited)
ASSETS


Total current assets                                                                 6,724
                                                                                    ------

Total assets                                                      $ 0              $ 6,724                   $ 0
                                                                  ===              =======                   ===


LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable                                                                  $ 49,676

Total current liabilities                                                           49,676
                                                                                   -------

Total Liabilities                                                 $ 0             $ 49,676                   $ 0
                                                                  ===             ========                   ===

Preferred Stock par value $1.00 per share
     1,000,000 shares authorized
     164,550 issued and outstanding                           164,450              164,450               164,450
Common Stock, par value $0.002 per share
     15,000,000 shares authorized
     5,228,333 shares outstanding at
     July 31, 2001 and January 31, 2002;
     14,828,333 shares outstanding at July 31, 2002            10,457               29,657                10,457
Class A Common Stock, par value $0.002 per share
     10,000,000 shares authorized
     1,767,550 shares outstanding at
     July 31, 2001 and January 31, 2002;
     3,167,550 issued and outstanding at July 31, 2002          3,535                6,335                 3,535
Additional paid-in capital                                                           8,000

Retained Earnings (Deficit)                                  (178,442)            (251,394)             (178,442)
                                                             ---------            ---------             ---------

Total stockholders' equity                                        $ 0            ($ 42,952)                  $ 0
                                                                  ===            ==========                  ===

Total Liabilities and Stockholders Equity                         $ 0              $ 6,724                   $ 0
                                                                  ===              =======                   ===


                            The accompanying footnotes are an integral part of
these financial statements.



                           THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                        Three-and six-month periods ended
                             July 31, 2001 and 2002

                                             Three Months Ended July 31,             Six Months Ended July 31,
                                               2001             2002                 2001               2002
                                            (Unaudited)     (Unaudited)           (Unaudited)        (Unaudited)


Administrative fees                                                 5,000                                  5,000
Officer and director fees                                          10,000                                 10,000
Stockholder meeting costs                                          30,452                                 30,452
Legal and accounting fees                                          27,500                                 27,500
                                                      -           -------                     -          -------

Total operating expenses                            $ 0           $72,952                   $ 0          $72,952
                                                    ---           -------                   ---          -------

Net loss                                            $ 0          ($72,952)                  $ 0         ($72,952)
                                                    ===          =========                  ===         =========

Net loss per share                               ($0.00)           ($0.00)               ($0.00)          ($0.00)
                                                 =======           =======               =======          =======
Number of shares used in
  calculation of loss per share              13,746,556        15,448,213            13,746,556       15,448,213





                            The accompanying footnotes are an integral part of
these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                             Six-month periods ended
                             July 31, 2001 and 2002

                                                     Six-Months Ended July 31,
                                                      2001              2002
                                                   (Unaudited)       (Unaudited)
Cash provided by (used in)

Operating activities
    Net income for the period                           $--         ($72,952)
Less meeting expenses paid
    directly by related parties                                       23,276
                                                                     -------
Net operating loss                                                  ($49,676)

Adjustments to reconcile net income to
    cash used in operating activities
       Increase (decrease) in accounts payable           --           49,676
                                                         --          -------
       Cash used in operating activities                 --               --

Financing activity
    Proceeds on stock sales for cash                     --            6,724
                                                         --           ------

Increase in cash                                         --            6,724

Cash, beginning of period                                --               --
                                                         --               --

Cash, end of period                                      --          $ 6,724
                                                         --          -------


                            The accompanying footnotes are an integral part of
these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


1.       HISTORY

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

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


2.       RESTORATION OF CORPORATE STATUS--continued

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Financial Statements

       The financial statements as of and for the three- and six-month periods ended July 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fiscal Year

       The Company's fiscal year begins on February 1 and ends on January 31 of each year.


       Net Income (Loss) Per Common Share

     The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

       The computation of net loss per share gives retroactive effect to a reclassification of the Company's Class A Common Stock and Preferred Stock that were implemented in March 2003, but does not give retroactive effect to a reverse split that was implemented at the same time.

       Income Taxes

       Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


4.       Capital Stock

       The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company's Board of Director's has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of Common Stock are issued, dilution to the interests of the Company's stockholders will occur.

       The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. There are no shares of preferred stock issued or outstanding.

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

Financial Condition and Results of Operations

         As a result of our prior Bankruptcy, our company had ongoing operations and did not engage in any business activities during the three- and six-month periods ended July 31, 2001.

         During the three-month period ended July 31, 2002, a meeting of our stockholders was called and held, our corporate charter was restored and we filed certain delinquent reports with the SEC to bring our company current with respect to its reporting obligations. Our net loss for the period ended July 31, 2002 was ($72,952).

         Stirling paid a total of $30,452 in out of pocket costs associated with the stockholders meeting, of this amount, $23,276 was treated as a capital contribution and the balance is being carried by Stirling as an account receivable. During the three-month period ended July 31, 2002 our company paid $5,000 in administrative fees, $10,000 in officer's and director's fees and $27,000 in professional fees. All of these operating costs were accrued as accounts payable and will not be payable until we complete a business combination transaction with a private company. The following table summarizes the status of our accounts payable at July 31, 2002:

       Stirling Corporate Services  $12,176
       Sally A. Fonner               10,000
       Legal counsel                 27,500
                                    -------
       Total accounts payable       $49,676

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

Plan of Operations

       We recently implemented a corporate restructuring as more fully described in an Information Statement Pursuant to Regulation 14C which was filed with the SEC and mailed to our stockholders in February 2003. We intend to seek an acquisition of assets, property or business that may benefit our company and its stockholders. Because we have no substantial financial resources, our management team believes we will be required to issue equity securities as the sole consideration for such an acquisition.

         During the next twelve months, we will pay $20,000 per month in administration fees, executive compensation and legal fees. All of these amounts will be carried as open accounts payable until we enter into a business combination with a private company. We are unlikely to enter into a business combination with a potential target that is unwilling to pay all or at least a substantial portion of the accrued compensation.

       During the next twelve months, we will issue 7,500 shares of common stock per month in compensatory transactions.

       Our only cash requirements will be our out-of-pocket general and administrative expenses, which are expected to average approximately $2,000 per month, and the extraordinary out-of-pocket costs associated with investigating potential acquisitions. Stirling intends to advance sufficient funds to allow our company to pay its anticipated cash operating expenses. We intend to request a reasonable due diligence fee before we commence a detailed investigation of an acquisition opportunity. We may also attempt to raise additional capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-K, it is impossible to predict whether additional capital may be required during the next 12 months.

         We have no specific plans to offer or sell any securities for cash. However, we may decide to engage in such activities in the future. In such an event, we will probably sell securities for cash in a private placement transaction because Rule 419 severely restricts the ability of blank check companies to offer registered securities for cash and use the proceeds of such an offering in their business. Since we are not currently conducting a registered offering of securities, and do not intend to conduct any such offering in the foreseeable future, our management team does not believe that Rule 419 will become applicable in the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

       As of May 12, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 12, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to May 12, 2003.

PART II - OTHER INFORMATION

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

            The Enchanted Village, Inc.

                     /s/

            Sally A. Fonner
            Chief Executive Officer and
            Chief Financial Officer
            Dated: May 12, 2003

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER


I Sally A. Fonner, Chief Executive Officer and Chief Financial Officer of The
 Enchanted Village, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Enchanted Village, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


             /s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
May 12, 2003