Form 10QSB/A
period 2002-10-31
ENCHANTED VILLAGE INC
filed 2003-05-15
CIK 714284

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


                           THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                                January 31, 2002
                            October 31, 2001 and 2002

                                                      October 31, 2001      October 31, 2002      January 31, 2002
                                                         (Unaudited)           (Unaudited)            (Audited)
ASSETS

Cash                                                                               $ 2,227

Total current assets                                                                 2,227
                                                                                    ------

Total assets                                                      $ 0              $ 2,227                   $ 0
                                                                  ===              =======                   ===


LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable                                                                   $94,676

Total current liabilities                                                           94,676
                                                                                   -------

Total Liabilities                                                 $ 0              $94,676                   $ 0
                                                                  ===              =======                   ===

Preferred Stock par value $1.00 per share
     1,000,000 shares authorized
     164,550 issued and outstanding                           164,450              164,450               164,450
Common Stock, par value $0.002 per share
     15,000,000 shares authorized
     5,228,333 shares outstanding at
     October 31, 2001 and January 31, 2002;
     14,828,333 shares outstanding at October 31, 2002         10,457               29,657                10,457
Class A Common Stock, par value $0.002 per share
     10,000,000 shares authorized
     1,767,550 shares outstanding at
     October 31, 2001 and January 31, 2002;
     3,167,550 issued and outstanding at October 31, 2002       3,535                6,335                 3,535
Additional paid-in capital                                                           8,000

Retained Earnings (Deficit)                                  (177,863)            (300,891)             (177,863)
                                                             ---------            ---------             ---------

Total stockholders' equity                                        $ 0             ($92,449)                  $ 0
                                                                  ===             =========                  ===

Total Liabilities and Stockholders Equity                         $ 0              $ 2,227                   $ 0
                                                                  ===              =======                   ===

                            The accompanying footnotes are an integral part of
these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                       Three-and nine-month periods ended
                            October 31, 2001 and 2002

                                                    Three Months                            Nine Months
                                                  Ended October 31,                      Ended October 31,
                                               2001             2002                 2001               2002
                                            (Unaudited)     (Unaudited)           (Unaudited)        (Unaudited)

Revenues                                            $ 0               $ 0                   $ 0              $ 0

Administrative expenses                                            15,000                                 20,000
Officers and directors fees                                        30,000                                 40,000
Stockholder meeting costs                                                                                 30,452
Professional fees                                                   1,942                                 29,442
General and administrative                                          2,555                                  2,555
                                                      -            ------                     -           ------

Total operating expenses                            $ 0           $49,497                   $ 0         $122,449
                                                    ---           -------                   ---         --------

Net loss                                            $ 0          ($49,497)                  $ 0        ($122,449)
                                                    ===          =========                  ===        ==========

Net loss per share                               ($0.00)           ($0.00)               ($0.00)          ($0.00)
                                                 =======           =======               =======          =======

Number of shares used in
  calculation of loss per share              13,746,556        18,581,720            13,746,556       18,581,720


                            The accompanying footnotes are an integral part of
these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                            Nine-month periods ended
                            October 31, 2001 and 2002

                                                                                     Nine-Months Ended October 31,
                                                                                     -----------------------------
                                                                                        2001              2002

(Unaudited) (Unaudited)
Cash provided by (used in)

Operating activities
    Net income for the period                                                               $--        ($122,449)
Less meeting expenses paid
    directly by related parties                                                                           23,276
                                                                                                         -------
Net operating loss                                                                                      ($99,173)

Adjustments to reconcile net income to cash used in operating activities
Increase (decrease) in liabilities
    Accounts payable and accrued liabilities                                                 --           94,676
                                                                                             --           ------
Cash used in operating activities                                                            --           (4,497)

Financing activity
    Proceeds on stock sales for cash                                                         --            6,724
                                                                                             --           ------

Increase in cash                                                                             --            2,227

Cash, beginning of period                                                                    --               --
                                                                                             --               --

Cash, end of period                                                                          --          $ 2,227
                                                                                             --          -------



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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Financial Statements

       The financial statements as of and for the three- and nine-month periods ended October 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

         During the nine-month period ended October 31, 2002, a meeting of our stockholders was called and held, our corporate charter was restored and we filed certain delinquent reports with the SEC to bring our company current with respect to its reporting obligations. Our net loss for the nine-month period ended October 31, 2002 was ($122,449).

         Stirling paid a total of $30,452 in out of pocket costs associated with the stockholders meeting, of this amount, $23,276 was treated as a capital contribution and the balance is being carried by Stirling as an account receivable. During the nine-month period ended October 31, 2002 our company paid $20,000 in administrative fees, $40,000 in officer's and director's fees, $29,442 in professional fees and $2,555 in general and administrative expenses. All of these operating costs were either advanced by Stirling or accrued as accounts payable that will not be paid until we complete a business combination transaction with a private company. The following table summarizes the status of our accounts payable at October 31, 2002:

       Stirling Corporate Services          $27,176
       Sally A. Fonner                       40,000
       Legal counsel                         27,500
                                            -------
       Total accounts payable               $94,676

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