Form 10KSB
period 2003-01-30
ENCHANTED VILLAGE INC
filed 2003-05-15
CIK 714284

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                As of for the fiscal year ended January 31, 2003
                          Commission File Number 011991

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

 Securities Registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.002 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                    X

 There is no active market for the registrant's securities and it is impossible to estimate the aggregate market value of the 403,800 voting common shares held by non-affiliates at the date of this report on Form 10-K.

       On January 31, 2003 the number of shares of each class of the registrant's outstanding equity securities was:

       Common Stock                                        10,668,333 shares
       Class A Common Stock                                 4,428,616 shares
       Convertible Series A $25 Preferred Stock               300,000 shares

       After giving effect to the restructuring described in the registrant's Information Statement Pursuant to Regulation 14C, as filed with the Commission on February 5, 2003 and subsequently mailed to stockholders, the registrant had 772,500 shares of common stock and no other equity securities outstanding on May 12, 2003.

PART I

FORWARD-LOOKING STATEMENTS

       This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the sections entitled Description of Business and Management's Discussion and Analysis or Plan of Operation, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

       Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

       Our business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. We filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (case no. 887-70613). On May 11, 1988, we voluntarily converted our Chapter 11 case into a case in Chapter 7. As a result of this conversion, all of our properties were transferred to the trustee on May 11, 1988 and we terminated all business operations. Since, we did not file our franchise tax returns during the pendancy of our bankruptcy, our Certificate of Incorporation was revoked by the State of Delaware on March 1, 1989. Our Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

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

       We filed a Certificate of Revival and Restoration of the company's Certificate of Incorporation with the Secretary of State of the State of Delaware on June 27, 2002. As a result, our company is now duly organized, validly existing and in good standing under the laws of the State of Delaware.

       On July 3, 2002, we filed an omnibus report on Form 10-K as of May 11, 1988 and for the fiscal years ended January 31, 1989 through 2002. We have filed quarterly reports on Form 10-Q for the fiscal quarters ended April 30, July 31 and October 31, 2002. We have also filed with the Commission and delivered to stockholders an Information Statement Pursuant to Regulation 14C, which described a proposed restructuring. Our recent SEC filings cannot wholly expunge our earlier delinquencies. Therefore, we will not be considered "current" with respect to our Exchange Act reporting obligations until we have filed all necessary reports for a period of one-year.

       On January 16, 2003, our company issued 200,375 shares of Preferred Stock to Stirling and Ms. Fonner for a total consideration of $200,375, consisting of:


o      4,160,000 shares of Common Stock owned by Stirling                                             $101,340

o      1,400,000 shares of Class A Common Stock owned by Stirling                                       34,105

o      $4,930 in operating costs and expenses paid by Stirling during the
       6-month period ended December 31, 2002                                                            4,930

o      $30,000 in compensation for services rendered by Stirling during the
       6-month period ended December 31, 2002                                                           30,000

o      $30,000 in compensation for services rendered by Ms. Fonner during the
       6-month period ended December 31, 2002                                                           30,000



       After giving effect to the foregoing, Stirling and Ms. Fonner owned 5,440,050 shares, or approximately 51%, of our outstanding Common Stock and 200,375 shares, or approximately 68%, of our outstanding Preferred Stock. On March 3, 2003, Stirling and Ms. Fonner approved certain amendments to our Certificate of Incorporation by written consent, including:

o Increasing our authorized capital stock to 50,000,000 shares of Common Stock and 5,000,000 shares of preferred stock;

o      Reclassifying our outstanding Class A Common as Common Stock;

o      Reclassifying our outstanding Preferred Stock as Common Stock;

o Implementing a reverse split in the ratio of one (1) new share for each 4,000 shares of Common Stock outstanding after the reclassification of the Class A Common and Preferred Stock; and

o Implementing a 100 for 1 forward split of the common stock outstanding immediately after the implementation of the reverse split.

Concurrently, Stirling and Ms. Fonner ratified certain corporate actions that did not involve an amendment to our Certificate of Incorporation, including:

o Ratifying the adoption of amended and restated by-laws that expressly authorize a single-member board of directors; and

o Ratifying the selection of Want & Ender CPA PC, as our independent auditors for the current year.

       As a result of the foregoing restructuring, we have 772,500 shares of common stock and no other securities outstanding at the date of this report. All record holders of our common stock own at least 100 shares. Unless otherwise noted, the balance of this report gives retroactive effect to the completion of the restructuring.

       We have recently commenced the implementation of the business plan described below.

Business Operations

       We intend to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately held company or other business opportunity. Our proposed operations are sometimes referred to as a "blind pool" because our stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to us, or to approve or disapprove the terms of any business combination transaction that we may negotiate. Consequently, our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

       Management believes that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our new management team believes that there are numerous privately held companies seeking the perceived benefits of becoming a publicly held corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing stock incentives or similar benefits to key employees, providing liquidity for all stockholders and other factors.

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

       Management believes our company will offer owners of a suitable privately held company the opportunity to acquire a controlling ownership interest in a public company:

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

       While management believes our company will be able to enter into a business combination transaction within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. We will not restrict our search to any specific business, industry or geographical location, and our company may participate in a business venture of virtually any kind or nature. We may not, however, enter into a business combination with a target that is otherwise an affiliate of Stirling or Ms. Fonner.

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

NASDAQ listing requirements

       We believe the most likely business combination structure will involve a "reverse takeover" where we issue shares of New Common in exchange for the assets or outstanding stock of a target. Upon the completion of a reverse takeover, we expect that the former stockholders of the target will likely own a substantial majority interest in the combined companies. Since the ongoing costs and expenses associated with reporting under the Exchange Act can be a significant burden for a small company, we believe that larger established companies are better suited to shell transactions than small entrepreneurial companies. Moreover, a substantial business combination transaction will be required to satisfy the minimum listing standards for Nasdaq. Since the size of the target will, in large part, determine the market where the securities of the combined entity will qualify for listing, we intend to use all reasonable commercial efforts to identify and negotiate with the largest possible business combination candidates.

       The following table summarizes the recently adopted quantitative listing standards for companies that want to list their securities on Nasdaq:

[GRAPHIC OMITTED]

       We have approximately 1,000 record stockholders and we will not negotiate a business combination transaction on terms that would result in the combined companies having a public float of less than 1,000,000 shares. While we will endeavor to negotiate a business combination with a target that has sufficient operating history, stockholders' equity and net income to satisfy the Nasdaq listing standards, there is no assurance that our efforts will be successful. Moreover, Nasdaq requires an established trading history of 90 days at a price that exceeds the minimum bid price requirement before it will consider a listing application. Therefore, the combined companies' shares will have to begin trading on the OTC Bulletin Board, the Pink Sheets or the proposed BBX, and wait to apply for a Nasdaq listing until all applicable listing standards are met. Under the circumstances, there is no assurance the combined companies' shares will ever qualify for Nasdaq.

Stock issuance for a business combination

       The determination of the number of shares of New Common to be issued in connection with a business combination is not an exact science and entails a great deal of subjective business judgment. In arriving at an optimal capital structure for a business combination transaction, our board will ordinarily evaluate the strengths, weaknesses and growth potential of a target against similarly situated publicly held companies in the same market segment. Based on this analysis, our board will then attempt to estimate the stabilized market capitalization that the combined companies can expect to achieve under reasonably foreseeable circumstances. This value will then be risk weighted by an appropriate factor and used to determine the number of shares of New Common that can be issued by our company. In the case of a target that can only reasonably expect a stabilized market capitalization of $20 million to $25 million, the number of shares of New Common issuable to the owners of the target will be much smaller than would be the case if the target could reasonably expect a stabilized market capitalization of $100 million. The following table reflects the potential future ownership of our company under three possible business combination scenarios:



                                                 80% to Target          90% to Target          95% to Target
                                              Shares     Percent      Shares     Percent      Shares     Percent

Original stockholders                         430,800     8.03%       430,800     4.02%       430,800      2.01%
Stirling stock purchases                      341,700     6.37%       341,700     3.19%       341,700      1.59%
Compensation to Ms. Fonner (1)                120,000     2.24%       100,000     0.93%       100,000      0.47%
Compensation to counsel and advisors (2)      180,000     3.36%       200,000     1.86%       200,000      0.93%
Target company stockholders                 4,290,000    80.00%     9,652,500    90.00%    20,377,500     95.00%
                                            ---------    ------     ---------    ------    ----------     ------
Total                                       5,362,500   100.00%    10,725,000   100.00%    21,450,000    100.00%
                                            =========   =======    ==========   =======    ==========    =======

(1)    Ms. Fonner will receive 50,000 shares of common stock per month as compensation for services rendered.
(2)    We will issue up to 180,000 shares of common stock to our legal counsel and advisors as compensation for services rendered.

       The potential business combination scenarios set forth above are only intended to serve as examples of the range of business combination transactions will be permissible under the Plan and it is possible that the final terms of a business combination may fall outside of the range presented. Since Stirling and Ms. Fonner have not yet identified a target, or commenced any discussions or negotiations with the owners thereof, it is impossible to predict the ultimate structure of a future business combination or to quantify the ultimate interest of our original stockholders in the combined companies.

Future disclosure respecting a business combination

       Our Common Stock is registered under the Exchange Act and we cannot conclude a business combination with a company that is unable to provide audited financial statements for the periods specified in the applicable SEC regulations. This requirement will limit our pool of potential targets and may make it impossible for us to implement our business plan.

       In most cases, we will not provide detailed information on a proposed business combination to our stockholders or request stockholder approval of a proposed transaction. Within 15 days after the closing of a business combination, the combined companies will be required to file a Form 8-K that discloses the terms of the transaction and provides the audited financial statements and other information specified by Form 8-K.

       In a letter dated April 7, 2000, the SEC's Office of Small Business advised the NASD that the SEC would raise no objection to "back-door" registrations involving public shells if the combined companies could provide "some minimally acceptable level of information." The letter then went on to explain that while disclosure comparable to a Form 10 or Form 10-SB is preferable, the term "minimally acceptable" means complete audited and pro forma financial statements, which must be filed on Form 8-K within 15 days of the transaction.

       After discussing the minimal requirements for a Form 8-K succession transaction, the SEC went on to explain that their policy was to subject "back door" filings on Form 8-K to the same standards of review and comment as filings on Form 10 and Form 10-SB.

       While the contents of the disclosure provided by the combined companies will be the province of successor management, we believe the interests of our stockholders will be best served if the combined companies file a Form 8-K containing information that is substantially equivalent to the information that would be included in a Form 10 or Form 10-SB registration statement. We will endeavor to negotiate contractual provisions that require the combined companies to make such a filing, but we can provide no assurances respecting the quality or timeliness of the future SEC reports filed by successor management.

         Our proposed activities are not subject to SEC Rule 419 because we are not offering stock to the public in an offering that has been registered under the Securities Act. Therefore, our stockholders and the owners of potential targets are not entitled to the substantive protection provided by Rule 419.

ITEM 2.       PROPERTIES

 None.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended January 31, 2002. On March 3, 2003, Ms. Fonner and Stirling, who collectively owned 5,440,050 shares of Common Stock and 200,375 shares of Preferred Stock consented in writing to a series of amendments to our Certificate of Incorporation that were sequentially adopted for the purpose of:

o Increasing our authorized capital stock to 50,000,000 shares of Common Stock and 5,000,000 shares of preferred stock;

o      Reclassifying our outstanding Class A Common as Common Stock;

o      Reclassifying our outstanding Preferred Stock as Common Stock;

o Implementing a reverse split in the ratio of one (1) new share for each 4,000 shares of Common Stock outstanding after the reclassification of the Class A Common and Preferred Stock; and

o Implementing a 100 for 1 forward split of the common stock outstanding immediately after the implementation of the reverse split.

       Concurrently, Ms. Fonner and Stirling consented in writing to the following corporate actions that did not involve an amendment to our Certificate of Incorporation:

o Ratifying the adoption of amended and restated by-laws that expressly authorize a single-member board of directors; and

o Ratifying the selection of Want & Ender CPA PC, as our independent auditors for the current year.

       As a result, we have 772,500 shares of common stock and no other securities outstanding at the date of this report. All record holders of our common stock own at least 100 shares.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       At the date of this annual report, we have 772,500 shares of common stock and no other securities outstanding. In addition, our company is presently obligated to issue 145,000 shares of common stock in compensatory transactions. There has been no active market for our securities for over fourteen years.

       Our Common Stock has been quoted on the OTC Bulletin Board since March 27, 2003, however, there has been no material trading activity. The latest Yahoo finance quote for our common stock (OTCBB: ENCV) reflects a price of $0.00 bid and $0.00 asked.

ITEM 6.       SELECTED FINANCIAL DATA.

       Our company was completely inactive during the period between the conversion of our bankruptcy case on May 11, 1988 and the restoration of our corporate charter in June 2002. Accordingly we had no assets, liabilities, revenues or expenses during the fiscal years ended January 31, 1999 through January 31, 2002. The following table presents certain selected financial data for the fiscal years ended January 31, 1999 through 2003.


                                                                  Fiscal year ended January 31,
                                                   1999         2000          2001         2002         2003


Operating revenues                                  $0           $0            $0           $0              $0
Net income (loss)                                   $0           $0            $0           $0      ($218,469)
Net income (loss) per share                         $0           $0            $0           $0         ($0.00)

Total assets                                        $0           $0            $0           $0             $75
Long term debt                                      $0           $0            $0           $0              $0
Stockholders' equity                                $0           $0            $0           $0      ($123,539)

Dividends paid                                      $0           $0            $0           $0              $0


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

       During the fiscal year ended January 31, 2003, a meeting of our stockholders was called and held, our corporate charter was restored and we filed certain delinquent reports with the SEC to bring our company current with respect to its reporting obligations. Immediately after the meeting, Stirling purchased 9,600,000 shares of Common Stock and 1,400,000 shares of Class A Common for total cash consideration of $30,000, consisting of $6,724 in cash and $23,276 in reimbursable out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. Our net loss for the fiscal year ended January 31, 2003 was ($219,519).

       Stirling paid a total of $30,452 in out of pocket costs associated with the stockholders meeting. During the year ended January 31, 2003 our company also paid $35,000 in administrative fees, $70,000 in cash officer and director's fees, $76,941 in cash professional fees and $6,075 in administrative expenses. All of these operating costs were accrued and will not be payable until we complete a business combination transaction with a private company. In addition to the foregoing cash compensation, our company is obligated to issue 35,000 shares of common stock to Ms. Fonner and 70,000 shares of common stock to legal counsel as compensation for services rendered during the year ended January 31, 2003.

       In connection with the purchase of 200,375 shares of preferred stock in December of 2002, an aggregate of $64,930 in related party accounts payable were converted to capital. The following table summarizes the status of our accounts payable at January 31, 2003:

       Stirling Corporate Services               $ 8,614
       Sally A. Fonner                            40,350 (1)
       Legal counsel                              75,700 (1)
                                                 -----------
       Total accounts payable                   $123,614

(1) Includes the fair market value of shares issuable in compensatory transactions.

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

       During the next twelve months, we will issue 5,000 shares of common stock per month to Ms. Fonner and 2,500 shares of common stock per month to legal counsel in compensatory transactions.

       Our only cash requirements will be our out-of-pocket general and administrative expenses, which are expected to average approximately $1,500 per month, and the extraordinary out-of-pocket costs associated with investigating potential acquisitions. Stirling intends to advance sufficient funds to allow our company to pay its anticipated cash operating expenses. We intend to request a reasonable due diligence fee before we commence a detailed investigation of an acquisition opportunity. We may also attempt to raise additional capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-K, it is impossible to predict whether additional capital may be required during the next 12 months.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

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

ITEM 11.      EXECUTIVE COMPENSATION.

       During the year ended January 31, 2003, Sally A. Fonner served as the sole officer and director of our company. The following table summarizes the cash compensation received by Ms. Fonner during the year ended January 31, 2003.

                                                                                               Other Annual
       Name               Position           Year               Salary         Bonus           Compensation

Sally A. Fonner      Chief Executive         2003              70,350 (1)(2)    --               $35,000 (1)


 (1) Ms. Fonner is entitled to receive an officer's and director's fee of $10,000 per month and Stirling Corporate Services is entitled to receive an administration fee of $5,000 per month. All such compensation has been accrued and will be carried as an open account payable until we engage in a business combination transaction.
(2) Ms. Fonner is entitled to receive 5,000 shares of common stock per month as additional compensation. The salary column reflects the 35,000 shares Ms. Fonner earned during the year ended January 31, 2003 at their estimated fair market value of $.01 per share.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS

       After giving effect to our recently completed corporate restructuring and the 127,500 shares of common stock that our company is presently obligated to issue in compensatory transactions, we have 900,000 shares of common stock outstanding on the date of this report. The following table presents certain information regarding the beneficial ownership of our voting Common Stock by (i) each person known to own more than 5% of such securities, (ii) each of our directors, and (iii) all directors and officers as a group. Unless otherwise noted, we believe that each of identified stockholders has sole investment and voting power with regard to the securities listed opposite his name.



           Name of                                  Amount and Nature of                          Percent
      Beneficial Owner                              Beneficial Ownership                         of Class

Bernard Tessler (1)                                         61,200                                    6.80%
Petersen & Fefer (2)(3)                                     77,500                                    8.61%
Stirling Corporate Services LLC (4)                        391,700 (5)                               43.53%
Sally Fonner (4)                                           391,700 (5)                               43.52%
All officers & directors as a group                        391,700                                   43.52%



(1) 310 East Shore Road, Great Neck, New York 11023 (2) Chateau de Barbereche, Switzerland 1783 Barbereche
(3) The law firm of Petersen & Fefer is entitled to receive 70,000 shares of common stock for work performed during the year ended January 31, 2003 and 7,500 shares for work performed subsequent to year end.
(4)    1407 North Fort Harrison, Suite H, Clearwater, Florida 33755.
(5) Includes 341,700 shares presently held by Ms. Fonner and Stirling and 50,000 shares issuable to Ms. Fonner as compensation through April 30, 2003.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On July 2, 2002, we sold 9,600,000 shares of common stock and 1,400,000 shares of Class A Common to Stirling for a total consideration of $30,000, consisting of $6,724 in cash and a release of Stirling's claims for $23,276 in out-of-pocket costs associated with obtaining the Court order and holding the meeting.

       On January 16, 2003, we issued 200,375 shares of Preferred Stock to Stirling and Ms. Fonner for a total consideration of $200,375, consisting of:

o      4,160,000 shares of Common Stock owned by Stirling             $101,340

o      1,400,000 shares of Class A Common Stock owned by Stirling       34,105

o      $4,930 in operating costs and expenses paid by Stirling
        during the 6-month period ended December 31, 2002                4,930

o      $30,000 in compensation for services rendered by Stirling
       during the 6-month period ended December 31, 2002                30,000

o      $30,000 in compensation for services rendered by Ms. Fonner
       during the 6-month period ended December 31, 2002                30,000

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS.

EXHIBIT INDEX:



3.1          Certificate of Incorporation of The Enchanted
             Village Inc., as amended

              Incorporated by reference to the Registrant's registration statement on Form S-18, File No.

3.2 Certificate of Amendment to the Certificate of Incorporation dated May 6, 1985

             Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355

3.3 Certificate of Amendment to the Certificate of Incorporation dated February 12, 1986

             Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355

3.4 Certificate of Amendment to the Certificate of Incorporation dated October 8, 1986

             Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355



3.5          Amended and restated by-laws of The Enchanted
             Village Inc., dated June 18, 2002

             Incorporated by reference to the Registrant's Annual
             Report on Form 10-KSB As of May 11, 1988 and for the fiscal years ended January 31, 1989 through 2002


4.1          Certificate of Designations, Rights and
             Preferences of Preferred Stock dated April
             10, 1986

             Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355



4.2          Specimen Certificate representing Common
             Stock

              Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355

4.3          Specimen Certificate representing Preferred
             Stock

             Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355

4.4          Specimen Certificate representing Class A
             Common Stock
             Incorporated by reference to the Registrant's registration statement on Form S-1, File No. 33-2355

99.1         Statement of chief executive and chief
             financial officer Pursuant to section 1350 of title 18 of the united states code



FINANCIAL STATEMENT INDEX:

Balance Sheet as of January 31, 2003 and 2002
Statements of Operations for the fiscal years ended January 31, 2003 and 2002. Statement of Changes in Stockholder's Equity for the fiscal years ended January 31, 2003 and 2002 Statements of Cash Flows for the fiscal years ended January 31, 2003 and 2002.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 12, 2003      THE ENCHANTED VILLAGE, INC.

                       By            /s/      Sally A. Fonner
                         ---------------------------------------------------
                       Sally Fonner, President, Principal Financial Officer Principal Accounting Officer and Sole Director

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER


I Sally A. Fonner, Chief Executive Officer and Chief Financial Officer of The Enchanted Village, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-K of The Enchanted Village, Inc.;

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


Independent Auditor's Report


To the Stockholders and Board of Directors THE ENCHANTED VILLAGE, INC.


We have audited the accompanying balance sheet of THE ENCHANTED VILLAGE, INC. (Delaware corporation) at January 31, 2003 and 2002, together with the related statements of operations, changes in stockholders equity/(deficit), and cash flows for each of the three years ended January 31, 2003 and 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Enchanted Village, Inc. at January 31, 2003 and 2002, and its results of operations and cash flows for each of the two years ended January 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company was inactive during the year ended January 31, 2002 and experienced a loss from operations and had negative cash flows from operations the year ended January 31, 2003. Related party advances financed these operating losses and negative cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the accompanying footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
May 12, 2003

                                                      THE ENCHANTED VILLAGE, INC.

                                                                   Balance sheet
                                                    As of January 31, 2003 and 2002


                                                                          As of January 31,
                                                               -----------------------------------------
                                                                       2003                2002
Cash                                                                       $    75            $    -

Total current assets                                                       $    75            $    -

Total assets                                                               $    75            $    -


LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable                                                          $ 124,664           $    -

Total current liabilities                                                 $ 124,664           $    -

Total Liabilities                                                         $ 124,664           $    -

Preferred Stock par value $1.00 per share 1,000,000 shares authorized 164,550 shares outstanding at January 31, 2002
 300,000 shares outstanding at January 31, 2003                           $ 300,000           $ 164,450
Common Stock par value $0.002 per share
 15,000,000 shares authorized
 5,228,333 shares outstanding at January 31, 2002
 10,668,333 shares outstanding at January 31, 2003                        $  21,337           $  10,457
Common Stock Class A par value $0.002
 10,000,000 shares authorized
 1,767,550 shares outstanding at January 31, 2002
 4,428,616 shares outstanding at January 31, 2003                          $  8,857           $   3,535
Additional paid-in capital                                              $  (56,822)

Retained Earnings (Deficit)                                             $ (397,961)         $ (178,442)
                                                               -        ------------        -----------

Total stockholders' equity                                              $ (124,589)           $    -
                                                               =        ============          ======

Total Liabilities and Stockholders Equity                                  $    75            $    -
                                                               =           =========          ======




 The accompanying footnotes are an integral part of these financial statements.

                THE ENCHANTED VILLAGE, INC.

                   Statement of Operations
       For the Years Ended January 31, 2003 and 2002


                             Year Ended January 31,
                    -----------------------------------------
                                    2003                 2002
Revenue                                    $    -         $    -
Administrative expenses                 $  35,000         $    -
Officers and directors fees             $  70,350         $    -
Stockholder meeting costs               $  30,452         $    -
Professional fees                       $  77,642         $    -
General and administrative              $  6,075          $    -
                                        --------- -       ------
Total expense                          $ 219,519          $    -
                                       ========== =       ======

Net (loss)                            $ (219,519)         $    -
                                      =========== =       ======

Net (loss) per share                   $   (0.33)         $   0.00
                                       ========== =        ========

Shares used in computation of
   Net (loss) per share                   664,696          451,342
                                          =======           =======


 The accompanying footnotes are an integral part of these financial statements.



                                                      THE ENCHANTED VILLAGE, INC.

                                             Statement of Changes in Stockholders' Equity
                                             For the Years Ended January 31, 2003 and 2002
                                              (Part I, Changes in Securities Outstanding)


                                          Common Stock               Class A Common Stock              Preferred Stock
             Amount                  Shares     Amount               Shares     Amount              Shares          Amount
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2001              5,228,333       $  10,457       1,767,550       $  3,535         164,450       $ 164,450

--------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2002              5,228,333       $  10,457       1,767,550       $  3,535         164,450       $ 164,450
================================================================================================================================

Sale of stock to Stirling for
cash and meeting costs                 9,600,000       $  19,200       1,400,000       $  2,800

Conversion of Preferred Stock
into Class A Common Stock                                              2,661,066       $  5,322        (64,825)      $ (64,825)

Issuance of Preferred Stock for
Common Stock, Class A Common
Stock and accrued compensation
payable                              (4,160,000)      $  (8,320)     (1,400,000)     $  (2,800)         200,375       $ 200,375

Net loss

--------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2003             10,668,333       $  21,337       4,428,616       $  8,857         300,000       $ 300,000
================================================================================================================================

Reclassification of Class A
Common Stock                           4,428,616        $  8,857     (4,428,616)     $  (8,857)

Reclassification of Preferred
Stock                                 12,315,000       $  24,630                                      (300,000)     $ (300,000)

Reverse stock split                 (14,324,449)      $ (28,649)

--------------------------------------------------------------------------------------------------------------------------------
Balance, May 12, 2003                    772,500                                         $    -                          $    -
                                                       $  26,175               -                              -
================================================================================================================================





                            The accompanying footnotes are an integral part of these financial statements.



                                                      THE ENCHANTED VILLAGE, INC.

                                             Statement of Changes in Stockholders' Equity
                                             For the Years Ended January 31, 2003 and 2002
                                              (Part II, Changes in Stockholders' Equity)


                                                     Total                        Additional                         Total
                                                   Par Value                       Paid-in     Accumulated      Stockholders
             Amount                              (from Part I)                     Capital          Deficit          Equity
---------------------------------              ------------------              --------------------------------------------------
Balance, January 31, 2001                              $ 178,442                         $    -      $ (178,442)          $    -

---------------------------------              ------------------              --------------------------------------------------
Balance, January 31, 2002                              $ 178,442                         $    -      $ (178,442)          $    -
=================================              ==================              ==================================================

Sale of stock to Stirling for
cash and meeting costs                                 $  22,000                       $  8,000                        $  30,000

Conversion of Preferred Stock
into Class A Common Stock                             $ (59,503)                      $  59,503                           $    -

Issuance of Preferred Stock for
Common Stock, Class A Common
Stock and accrued compensation
payable                                                $ 189,255                    $ (124,325)                        $  64,930

Net loss                                                                                             $ (219,519)     $ (219,519)

---------------------------------              ------------------              --------------------------------------------------

Balance, January 31, 2003                              $ 330,194                     $ (56,822)      $ (397,961)     $ (124,589)
=================================              ==================              ==================================================

Reclassification of Class A
Common Stock                                                                                                              $    -

Reclassification of Preferred
Stock                                                $ (275,370)                      $ 275,370                           $    -

Reverse stock split                                   $ (28,649)                      $  28,649                           $    -

---------------------------------              ------------------              --------------------------------------------------
Balance, May 12, 2003                                  $  26,175                      $ 247,197      $ (397,961)     $ (124,589)
=================================              ==================              ==================================================




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

2       RESTORATION OF CORPORATE STATUS

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

       The Company's net income (loss) per common share has been calculated on the basis of 900,000 shares issued and outstanding, which gives retroactive effect to a reverse stock split implemented in March 2003 and the subsequent issuance of 127,500 shares of common stock in compensatory transactions.

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

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


4.     RELATED PARTY TRANSACTIONS

       During the year ended January 31, 2003 Stirling paid a total of $30,452 in out of pocket costs associated with the stockholders meeting. During the year ended January 31, 2003 the company paid $35,000 in administrative fees and $70,000 in cash officer and director's fees. All of these related party operating costs were accrued and will not be payable until the Company completes a business combination transaction with a private company. In addition to the foregoing cash compensation, the company is obligated to issue 35,000 shares of common stock to Ms. Fonner as compensation for services rendered during the year ended January 31, 2003.

       In connection with the purchase of 200,375 shares of preferred stock in December of 2002, an aggregate of $64,930 in related party accounts payable were converted to capital. The following table summarizes the status of the Company's related party accounts payable at January 31, 2003:

       Stirling Corporate Services            $ 8,614
       Sally A. Fonner                         40,350 (1)
                                              -------
       Total accounts payable                 $48,964

(1) Includes the fair market value of shares issuable in compensatory transactions.

5.     CAPITAL STOCK

       The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company's Board of Director's has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of Common Stock are issued, dilution to the interests of the Company's stockholders participating in the Proposed Offering will occur.

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

6.     CAPITAL RESTRUCTURING

       On January 31, 2003 the outstanding equity securities of the company included:

       Common Stock                                          10,668,333 shares
       Class A Common Stock                                   4,428,616 shares
       Convertible Series A $25 Preferred Stock                 300,000 shares

       On January 31, 2003, after giving effect to the anti-dilution provisions of the certificate of designations for the preferred stock, each share of preferred stock was convertible into 41.05 shares of Class A Common Stock.

       On March 3, 2003, Stirling and Ms. Fonner approved certain amendments to the Company's Certificate of Incorporation by written consent, including:

o Increasing the Company's authorized capital stock to 50,000,000 shares of Common Stock and 5,000,000 shares of preferred stock;

o      Reclassifying the Company's outstanding Class A Common as Common Stock;

o      Reclassifying the Company's outstanding Preferred Stock as Common Stock;

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


6.     CAPITAL RESTRUCTURING--continued

o Implementing a reverse split in the ratio of one (1) new share for each 4,000 shares of Common Stock outstanding after the reclassification of the Class A Common and Preferred Stock; and

o Implementing a 100 for 1 forward split of the common stock outstanding immediately after the implementation of the reverse split.

       At May 12, 2003, the date of this report, the Company had a total of 772,500 shares of common stock outstanding and was obligated to issue 127,500 shares of common stock in compensatory transactions.