Form 10QSB
period 2003-04-30
ENCHANTED VILLAGE INC
filed 2003-05-28
CIK 714284

Form 10-QSB - Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(mark one)

      [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 2003

                                       or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]                      No  [   ]

       After giving effect to the restructuring described in the registrant's
Schedule 14C Information Statement dated February 10, 2003, the number of shares of common stock outstanding on May 23, 2003 was 772,500.

       Transitional Small Business Disclosure Format (Check one):
                      Yes  [   ]    No  [ X ]



                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Balance Sheet as of April 30, 2003 and 2002                                                      3

              Statement of Operations for the three-month periods
                 ended April 20, 2003 and 2002                                                                 4

              Statement of Changes in Stockholders Equity for the
                 three-month periods ended April 20, 2003 and 2002                                             5

              Statement of Cash Flow for the for the three-month periods
                 ended April 20, 2003 and 2002                                                                 7

              Notes to Financial Statements                                                                    8

ITEM 2        Management's Discussion and Analysis or Plan of Operation                                       11

ITEM 3        Controls and Procedures                                                                         12

PART II       OTHER INFORMATION                                                                               12

ITEM 2        Changes in Securities                                                                           12

ITEM 4        Submission of Matters to a Vote of Security Holders                                             13

ITEM 6        Exhibits and Reports on Form 8-K                                                                13

              SIGNATURES                                                                                      14


                           THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                          April 30 and January 31 2003


                                                       ASSETS
                                                                                        April 30,          January 31,
                                                                                          2003                2003
                                                                                       (Unaudited)          (Audited)
Cash                                                                                     $    90             $    75
                                                                                        ---------           -------
Total assets                                                                             $    90             $    75
                                                                                        =========           =======

                                         LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable and accrued expenses                                                   $  18,500           $     -
Accounts payable, legal counsel                                                         $  90,775           $  75,700
Accounts payable, related parties                                                       $  99,599           $  48,964
Total current liabilities                                                               $  208,874          $  124,664
                                                                                       ------------         ----------
Total Liabilities                                                                     $  208,874            $  124,664
                                                                                       ============         ==========

Preferred Stock
 1,000,000 shares of $1.00 par value stock authorized and
  300,000 shares outstanding at January 31, 2003
 5,000,000 shares of $0.002 par value stock authorized and                                $     -          $  300,000
  no shares outstanding at April 30, 2003
Class A Common Stock
 10,000,000 shares of $0.002 par value stock authorized and
  5,228,333 shares outstanding at January 31, 2003
 No shares authorized or outstanding at April 30, 2003                                    $     -           $   8,857
Common Stock
 15,000,000 shares of $0.002 par value stock authorized and
  10,668,333 shares outstanding at January 31, 2003
 50,000,000 shares of $0.002 par value stock authorized and                             $   1,545           $  21,337
  772,500 shares outstanding at April 30, 2003
Additional paid-in capital                                                             $  271,827         $  (56,822)
Retained Earnings (Deficit)                                                          $  (482,156)        $  (397,961)
                                                                                     -------------       ------------

Total stockholders' equity                                                           $  (208,784)        $  (124,589)
                                                                                     =============       ============

Total Liabilities and Stockholders Equity                                                $    90             $    75
                                                                                         =========           =======









                            The accompanying footnotes are an integral part of
these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                            Three-month periods ended
                             April 30, 2003 and 2002

                                             Three-months ended April 30,

                                              2003                  2002
Revenue                                       $     -              $     -
Administrative fees                           $  15,000            $     -
Officers and directors fees                   $  30,150            $     -
Stockholder meeting costs                     $  22,825            $     -
Professional fees                             $  15,075            $     -
General and administrative                   $   1,145             $     -
                                             ---------- -          -------
Total expense                                $  84,195             $     -
                                             ========== =          =======

Net (loss)                                  $  (84,195)            $     -
                                            =========== =          =======

Net (loss) per share                         $   (0.11)            $  0.00
                                             ========== =          =========

Number of shares used in calculation of
 net (los)  per share                           772,500             451,342



                            The accompanying footnotes are an integral part of
these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                  Statement of Changes in Stockholders' Equity
                     For the year ended January 31, 2003 and
                      The three months ended April 30, 2003

                   (Part I, Changes in Securities Outstanding)


                                         Common Stock              Class A Common Stock            Preferred Stock
             Amount                 Shares     Amount             Shares     Amount             Shares         Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2002             5,228,333      $  10,457      1,767,550       $  3,535        164,450      $ 164,450
===========================================================================================================================

Sale of stock to Stirling for
cash and meeting costs                9,600,000      $  19,200      1,400,000       $  2,800

Conversion of Preferred Stock
into Class A Common Stock                                           2,661,066       $  5,322       (64,825)     $ (64,825)

Issuance of Preferred Stock for
Common Stock, Class A Common
Stock and accrued compensation
payable                             (4,160,000)     $  (8,320)    (1,400,000)     $  (2,800)        200,375      $ 200,375

Net loss

---------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2003            10,668,333      $  21,337      4,428,616       $  8,857        300,000      $ 300,000
===========================================================================================================================

Reclassification of Class A
Common Stock                          4,428,616       $  8,857    (4,428,616)     $  (8,857)

Reclassification of Preferred
Stock                                12,315,000      $  24,630                                    (300,000)    $ (300,000)

Reverse stock split                (14,324,449)     $ (53,279)

Net loss

---------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2003                 772,500                                       $    -                        $    -
                                                      $  1,545              -                             -
===========================================================================================================================



                            The accompanying footnotes are an integral part of
these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                  Statement of Changes in Stockholders' Equity
                     For the year ended January 31, 2003 and
                      The three months ended April 30, 2003

                   (Part II, Changes in Stockholders' Equity)


                                                    Total                      Additional                     Total
                                                  Par Value                      Paid-in    Accumulated    Stockholders
             Amount                             (from Part I)                    Capital        Deficit        Equity
---------------------------------              ----------------              ----------------------------------------------
Balance, January 31, 2002                            $ 178,442                        $    -    $ (178,442)         $    -
=================================              ================              ==============================================

Sale of stock to Stirling for
cash and meeting costs                               $  22,000                      $  8,000                     $  30,000

Conversion of Preferred Stock
into Class A Common Stock                           $ (59,503)                     $  59,503                        $    -

Issuance of Preferred Stock for
Common Stock, Class A Common
Stock and accrued compensation
payable                                              $ 189,255                   $ (124,325)                     $  64,930

Net loss                                                                                        $ (219,519)    $ (219,519)

---------------------------------              ----------------              ----------------------------------------------
Balance, January 31, 2003                            $ 330,194                    $ (56,822)    $ (397,961)    $ (124,589)
=================================              ================              ==============================================

Reclassification of Class A
Common Stock                                                                                                        $    -

Reclassification of Preferred
Stock                                              $ (275,370)                     $ 275,370                        $    -

Reverse stock split                                 $ (53,279)                     $  53,279                        $    -

Net loss                                                                                         $ (84,195)     $ (84,195)

---------------------------------              ----------------              ----------------------------------------------
Balance, April 30, 2003                               $  1,545                     $ 271,827    $ (482,156)    $ (208,784)
=================================              ================              ==============================================



                            The accompanying footnotes are an integral part of
these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                            Three-month periods ended
                             April 30, 2003 and 2002


                                                                                 Three-months ended April 30,
                                                                         ---------------------------------------------
                                                                                  2003                   2002
Operating activities

 Net income for the period                                                             $ (84,195)          $     -

Adjustments to reconcile net income to cash used in operating activities
 Increase (decrease) in accounts payable and accrued expenses                          $  18,500
 Increase (decrease) in accounts payable, legal counsel                                $  15,075
 Increase (decrease) in accounts payable, related parties                              $  50,635           $     -
                                                                                     ---------- -         -------
 Cash provided by (used in) operating activities                                       $  84,210           $     -

Increase in cash                                                                       $      15           $     -

Cash, beginning of period                                                              $      75           $     -
                                                                                        --------           -------

Cash, end of period                                                                     $    90            $     -
                                                                                        ========           =======
                            The accompanying footnotes are an integral part of
these financial statements.


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

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


4.     RELATED PARTY TRANSACTIONS

       During the three months ended April 30, 2003 Stirling paid $5,635 in out of pocket operating costs on the Company's behalf and the Company accrued $15,000 in administrative fees and $30,000 in officer and director's fees. The operating expense accruals for related party fees will not be payable until the Company completes a business combination transaction with a private company. In addition to the accrued cash compensation, the Company is obligated to issue 15,000 shares of common stock to Ms. Fonner as compensation for services rendered during the three months ended April 30, 2003.

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

       At May 23, 2003, the date of this report, the Company had a total of 772,500 shares of common stock outstanding and was obligated to issue 127,500 shares of common stock in compensatory transactions.

ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

       We were inactive during the three months ended April 30, 2002. Our net loss for the three months ended April 30, 2003 was ($84,195). The principal components of our net loss were:

o $22,825 in costs associated with distributing our Schedule 14C Information Statement to stockholders and implementing the capital restructuring described in the Information Statement;

o      $45,150 in administrative fee and executive compensation accruals;

o      $15,075 in professional fee accruals; and

o      $1,145 in general and administrative expenses.

       During the three months ended April 30, 2003 Stirling paid $5,635 in out of pocket operating costs on our behalf and we accrued $15,000 in administrative fees and $30,000 in officer and director's fees. In addition to the accrued compensation, we are obligated to issue 15,000 shares of common stock to Ms. Fonner as compensation for services rendered during the three months ended April 30, 2003. The operating expense accruals for related party fees will not be payable until we complete a business combination transaction with a private company.

       We expect to incur substantial additional expenses in connection with the preparation of our future SEC reports and the implementation of the business plan described in our Schedule 14C Information Statement. Stirling, our legal counsel and most of the advisors who will provide services for our company have agreed to carry the bulk of their billings as accounts receivable until we negotiate and close a business combination agreement.

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

       During the next twelve months, we will accrue $20,000 per month in administration fees, executive compensation and legal fees. All of these accruals will be carried as open accounts payable until we enter into a business combination with a private company. We are unlikely to enter into a business combination with a potential target that is unwilling to pay all or at least a substantial portion of the accrued compensation.

       During the next twelve months, we will issue 5,000 shares of common stock per month to Ms. Fonner and 2,500 shares of common stock per month to legal counsel in compensatory transactions.

       Our principal cash requirements for the next 12 months will be our out-of-pocket general and administrative expenses, which are expected to average approximately $1,500 per month, and the extraordinary costs associated with investigating potential acquisitions. Stirling intends to advance sufficient funds to allow our company to pay its anticipated cash operating expenses. We intend to request a reasonable due diligence fee before we commence a detailed investigation of an acquisition opportunity. We may also attempt to raise additional capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-QSB, it is impossible to predict whether additional capital may be required during the next 12 months.

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

ITEM 3  CONTROLS AND PROCEDURES

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES

       On March 7, 2003, we filed two amendments to our certificate of incorporation. The first amendment to our certificate of incorporation implemented the following changes in our securities:

o It increased our authorized capital stock to 50,000,000 shares of $.002 par value common stock and 5,000,000 shares of $.002 par value preferred stock;

o It reclassified Four Million, Four Hundred Twenty-Eight Thousand, Six Hundred and Sixteen (4,428,616) shares of our issued and outstanding Class A Common as Common Stock;

o It reclassified Three Hundred Thousand (300,000) shares of our issued and outstanding Preferred Common as Common Stock; and

o It implemented a reverse split in the ratio of one (1) new share for each 4,000 shares of Common Stock outstanding after the reclassification of the Class A Common and Preferred Stock.

       No fractional shares were issued in connection with the reverse split and all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole share. Upon completion of the reverse split, we had a total of Seven Thousand, Seven Hundred and Twenty-Five (7,725) shares of $0.002 par value Common Stock outstanding.

       The second amendment to our certificate of incorporation implemented a 100 for 1 forward split of the common stock outstanding immediately after the implementation of the reverse split. As a result, we have a total of 772,500 shares of common stock issued and outstanding at the date of this report.

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

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

                      3.1 Amendment to Certificate of Incorporation of The Enchanted Village Inc. dated March 7, 2003

                      3.2 Amendment to Certificate of Incorporation of The Enchanted Village Inc. dated March 7, 2003

                      99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(b)    REPORTS ON FORM 8-K

                      NONE

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 The Enchanted Village, Inc.

                                     /s/Sally Fonner

                                 Sally A. Fonner
                                 Chief Executive Officer and
                                 Chief Financial Officer
                                 Dated: May 23, 2003

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER


I Sally A. Fonner, Chief Executive Officer and Chief Financial Officer of
 The Enchanted Village, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Enchanted Village, Inc.;

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


             /s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
May 23, 2003