Form 10QSB
period 2003-07-31
ENCHANTED VILLAGE INC
filed 2003-09-15
CIK 714284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(mark one)

      [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 2003

                                       or

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

       The number of shares of common stock outstanding on September 12, 2003 was 772,500.

       Transitional Small Business Disclosure Format
            (Check one): Yes  [   ]    No  [ X ]

                                TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Balance Sheet as of July 31 and January 31, 2003                                                 3

              Statement of Operations for the three- and six-month periods
                 ended July 31, 2003 and 2002                                                                  4

              Statement of Changes in Stockholders Equity For the year ended
              January 31, 2003 and the six months ended July 31, 2003                                                            5

              Statement of Cash Flow for the for the six-month periods
                 ended July 31, 2003 and 2002                                                                  7

              Notes to Financial Statements                                                                    8

ITEM 2        Management's Discussion and Analysis or Plan of Operation                                       11

ITEM 3        Controls and Procedures                                                                         12

PART II       OTHER INFORMATION                                                                               12

ITEM 2        Changes in Securities                                                                           12

ITEM 6        Exhibits and Reports on Form 8-K                                                                13

              SIGNATURES                                                                                      13

                           THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                          July 31, and January 31, 2003


                                                       ASSETS
                                                                                 July 31,             January 31,
                                                                                   2003                 2003
                                                                               (Unaudited)            (Audited)

Cash                                                                             $   90                $   75
                                                                                 -------               ------
Total assets                                                                     $   90                $   75
                                                                                 =======               ======

                                         LIABILITIES & STOCKHOLDER'S EQUITY

Accounts payable and accrued expenses                                            $ 20,914               $   -
Accounts payable, legal counsel                                                  $105,850              $ 75,700
Accounts payable, related parties                                                $144,749              $ 48,964
Total current liabilities                                                        $271,513              $124,664
                                                                                 ---------             --------
Total Liabilities                                                                $271,513              $124,664
                                                                                 =========             ========

Preferred Stock
 1,000,000 shares of $1.00 par value stock authorized and
   300,000 shares outstanding at January 31, 2003                                $300,000
 5,000,000 shares of $0.002 par value stock authorized and
   no shares outstanding at July 31, 2003                                        $   -
Class A Common Stock
 10,000,000 shares of $0.002 par value stock authorized and
  5,228,333 shares outstanding at January 31, 2003                                                     $  8,857
 No shares authorized or outstanding at July 31, 2003                            $   -
Common Stock
 15,000,000 shares of $0.002 par value stock authorized and
  10,668,333 shares outstanding at January 31, 2003                                                    $ 21,337
 50,000,000 shares of $0.002 par value stock authorized and
  772,500 shares outstanding at July 31, 2003                                   $  1,545
Additional paid-in capital                                                      $ 271,827             $ (56,822)
Retained Earnings (Deficit)                                                     $(544,795)            $(397,961)
                                                                                -----------          -----------
Total stockholders' equity                                                      $ (271,423)           $ (124,589)
                                                                                ===========           ===========

Total Liabilities and Stockholders Equity                                       $       90            $       75
                                                                                ===========           ===========


 The accompanying footnotes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                       Three- and Six-month periods ended
                             July 31, 2003 and 2002

                                            Three-months ended July 31,                Six-months ended July 31,
                                         -----------------------------------      ------------------------------------
                                               2003             2002                    2003              2002

Revenue                                       $   -           $   -                   $   -             $   -
Administrative fees                           $ 15,000        $  5,000                $  30,000         $  5,000
Officers and directors fees                   $ 30,150        $ 10,000                $  60,300         $ 10,000
Stockholder meeting costs                     $   -           $ 30,452                                  $ 30,452
Professional fees                             $ 15,075        $ 27,500                $  30,150         $ 27,500
General and administrative                    $  2,414        $   -                   $  26,384
                                              ---------        --------                --------
Total expense                                 $ 62,639        $ 72,952                $ 146,834         $ 72,952
                                              ==========       =========              ==========       =========

Net (loss)                                    $(62,639)       $(72,952)               $(146,834)        $(72,952)
                                              ==========       =========              ==========       =========

Net (loss) per share                          $   (0.08)      $  0.00                 $  (0.19)          $  0.00
                                               ==========      ==========             ===========        =======

Number of shares used in calculation of
 net (loss)  per share                          772,500         386,670                 772,500          326,810


 The accompanying footnotes are an integral part of these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                  Statement of Changes in Stockholders' Equity
                     For the year ended January 31, 2003 and
                       the six months ended July 31, 2003

                   (Part I, Changes in Securities Outstanding)


                                      Common Stock              Class A Common Stock              Preferred Stock
             Amount                 Shares     Amount             Shares     Amount             Shares         Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2002         5,228,333  $  10,457          1,767,550   $  3,535            164,450      $ 164,450
===========================================================================================================================

Sale of stock to Stirling for
cash and meeting costs            9,600,000   $  19,200         1,400,000   $  2,800

Conversion of Preferred Stock
into Class A Common Stock                                       2,661,066   $  5,322           (64,825)     $ (64,825)

Issuance of Preferred Stock for
Common Stock, Class A Common
Stock and accrued compensation
payable                          (4,160,000)  $  (8,320)       (1,400,000)  $ (2,800)          200,375      $ 200,375

Net loss

---------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2003         10,668,333  $  21,337         4,428,616   $  8,857          300,000      $ 300,000
===========================================================================================================================

Reclassification of Class A
Common Stock                       4,428,616  $   8,857        (4,428,616)  $ (8,857)

Reclassification of Preferred
Stock                             12,315,000  $  24,630                                      (300,000)    $ (300,000)

Reverse stock split              (14,324,449) $ (53,279)

Net loss

---------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2003               772,500  $   1,545                    -   $    -            -   $    -
============================================================================================================


 The accompanying footnotes are an integral part of these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                  Statement of Changes in Stockholders' Equity
                     For the year ended January 31, 2003 and
                       the six months ended July 31, 2003

                   (Part II, Changes in Stockholders' Equity)


                                                    Total                      Additional                     Total
                                                  Par Value                      Paid-in    Accumulated    Stockholders
             Amount                             (from Part I)                    Capital        Deficit        Equity
---------------------------------              ----------------              ----------------------------------------------

Balance, January 31, 2002                         $ 178,442                     $    -       $ (178,442)     $    -
=================================              ================              ==============================================

Sale of stock to Stirling for
cash and meeting costs                            $  22,000                     $  8,000                     $  30,000

Conversion of Preferred Stock
into Class A Common Stock                         $ (59,503)                    $ 59,503                     $    -

Issuance of Preferred Stock for
Common Stock, Class A Common
Stock and accrued compensation
payable                                           $ 189,255                     $(124,325)                   $  64,930

Net loss                                                                                     $ (219,519)     $ (219,519)

---------------------------------              ----------------              ----------------------------------------------
Balance, January 31, 2003                         $ 330,194                    $  (56,822)   $ (397,961)     $ (124,589)
=================================              ================              ==============================================

Reclassification of Class A
Common Stock                                                                                                        $    -

Reclassification of Preferred
Stock                                              $ (275,370)                     $ 275,370                        $    -

Reverse stock split                                $  (53,279)                     $  53,279                        $    -

Net loss                                                                                        $ (146,834)    $ (146,834)

---------------------------------              ----------------              ----------------------------------------------
Balance, July 31, 2003                             $    1,545                      $ 271,827    $ (594,794)    $ (271,423)
=================================              ================              ==============================================

 The accompanying footnotes are an integral part of these financial statements.


                           THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                             Six-month periods ended
                             July 31, 2003 and 2002


                                                                                          Six-months ended July 31,
                                                                                      -----------------------------------
                                                                                            2003              2002
Operating activities

 Net income for the period                                                               $ (146,834)        $(72,952)
 Less meeting expenses paid
 by related parties                                                                                         $ 23,276
                                                                                                             --------
 Net operating loss                                                                                         $(49,676)

Adjustments to reconcile net income to cash
used in operating activities
 Increase (decrease) in accounts payable and accrued expenses                             $   20,914
 Increase (decrease) in accounts payable, legal counsel                                   $   30,150        $  27,500
 Increase (decrease) in accounts payable, related parties                                 $   95,785        $  22,176
                                                                                            ---------       --------
 Cash provided by (used in) operating activities                                          $  146,849        $  49,676

Financing activities
 Proceeds on stock sales for cash                                                                           $   6,724

Increase in cash                                                                          $       15        $   6,724

Cash, beginning of period                                                                 $       75        $       -
                                                                                          ----------        ---------

Cash, end of period                                                                       $       90        $   6,724
                                                                                          ==========       ===========
 The accompanying footnotes are an integral part of these financial statements.


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

       The Company's net income (loss) per common share has been calculated on the basis of 772,500 shares issued and outstanding after giving retroactive effect to a reverse stock split implemented in March 2003. Net income (loss) per common share has not been adjusted to include 115,000 shares that are issuable as compensation for services rendered during the period ended July 31, 2003, but remain unissued at the date of this report.

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

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


4.     RELATED PARTY TRANSACTIONS

       During the six months ended July 31, 2003 Stirling paid $5,470 in out of pocket operating costs on the Company's behalf and the Company accrued $30,000 in administrative fees and $60,300 in officer and director's fees. The operating expense accruals for related party fees will not be payable until the Company completes a business combination transaction with a private company. In addition to the accrued cash compensation, the Company is obligated to issue 30,000 shares of common stock to Ms. Fonner as compensation for services rendered during the six months ended July 31, 2003.

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

       At July 31, 2003, the Company had a total of 772,500 shares of common stock outstanding and was obligated to issue 115,000 shares of common stock in compensatory transactions.

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

       During the six months ended July 31, 2002, we were inactive and our only operating expenses were the costs related to the stockholders meeting discussed in Note 2 to our financial statements. During the six months ended July 31, 2003, our principal activities focused on the capital restructuring discussed in
Note 6 to our financial statements and the commencement of our search for a suitable target. Our net loss for the six months ended July 31, 2003 was ($146,834), as compared with a net loss of ($72,952) for the comparable period in 2003. The principal components of our net loss were:

o $22,825 in costs associated with distributing our Schedule 14C Information Statement to stockholders and implementing the capital restructuring described in the Information Statement;

o      $90,300 in administrative fee and executive compensation accruals;

o      $30,150 in professional fee accruals; and

o      $3,559 in general and administrative expenses.

       During the six months ended July 31, 2003 Stirling paid $5,470 in out of pocket operating costs on our behalf and we accrued $30,000 in administrative fees and $60,300 in officer and director's fees. In addition to the accrued compensation, we are obligated to issue 30,000 shares of common stock to Ms. Fonner as compensation for services rendered during the six months ended July 31, 2003. The operating expense accruals for related party fees will not be payable until we complete a business combination transaction with a private company.

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

ITEM 3  CONTROLS AND PROCEDURES

       As of September 12, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 12, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to September 12, 2003.

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

       Our common stock is quoted on the NASD's Over-the-Counter Bulletin Board (Symbol: ENCV). While the foregoing reverse split has been completed at the corporate level, we have not yet completed the implementation of the reverse split on the OTCBB. Therefore, our common stock continues to trade on a pre-split basis pending the issuance of replacement certificates by our transfer agent. We expect to complete the exchange of certificates during the third-quarter of 2003, at which time our shares will begin to trade on a post-split basis.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

                      31.1   Certification of Chief Executive Officer and
                             Chief Financial Officer Pursuant to Rule 13a-14(a)

                      32.1   Statement of Chief Executive Officer and
                             Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(b)    REPORTS ON FORM 8-K

                      NONE

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              The Enchanted Village, Inc.

                                /s/Sally A.Fonner


                                Sally A. Fonner
                                Chief Executive Officer and
                                Chief Financial Officer
                                Dated: September 12, 2003