Form 10QSB
period 2003-10-31
ENCHANTED VILLAGE INC
filed 2003-11-19
CIK 714284

Form 10-QSB - Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(mark one)

      [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 2003

                                       or

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

       The number of shares of common stock outstanding on November 17, was 772,500.

       Transitional Small Business Disclosure Format (Check one):
                       Yes  [   ]    No  [ X ]

                                TABLE OF CONTENTS


           FINANCIAL INFORMATION                                         PAGE

ITEM 1  Financial Statements

        Balance Sheet as of October 31, 2003 and 2002                       3

        Statement of Operations for the three- and nine-month period
               ended October 31, 2003 and 2002                              4

        Statement of Cash Flow for the for the nine-month period
              ended October 31, 2003 and 2002                               5

        Notes to Financial Statements                                       6

ITEM 2  Management's Discussion and Analysis or Plan of Operation           9

ITEM 3  Controls and Procedures                                             10

PART II       OTHER INFORMATION                                             10

ITEM 2  Changes in Securities                                               10

ITEM 6  Exhibits and Reports on Form 8-K                                    11

              SIGNATURES                                                    11


                           THE ENCHANTED VILLAGE, INC.
                               Balance Sheet as of
                        October 31, and January 31, 2003


                                                         ASSETS
                                                                               October 31,                    January 31,
                                                                                  2003                          2003
                                                              ----------------------------- ------------------------------

                                                                               (unaudited)                     (unaudited)

Current assets:

Cash                                                                             $    90                        $    75
Prepaid expenses                                                                 $    -                              -
                                                              ---------------------------- ------------------------------
  Total current assets                                                           $    90                        $    75
                                                              ---------------------------- ------------------------------

  Total assets                                                                   $    90                        $    75
                                                              ============================= ==============================


                                      LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                                            $  23,304                         $    -
Accounts payable, legal counsel                                                  $ 120,925                      $  75,700
Accounts payable, related parties                                                $ 189,899                      $  48,964
                                                              ----------------------------- ------------------------------
  Total current liabilities                                                      $ 334,127                      $ 124,664

  Total liabilities                                                              $ 334,127                      $ 124,664
                                                              ----------------------------- ------------------------------

Equity
Preferred Stock
  1,000,000 shares of $1.00 par value stock authorized and
  300,000 shares outstanding at January 31, 2003
  no shares outstnading at October 31, 2003                                                                     $ 300,000
Class A Common Stock
  10,000,000 shares of $0.002 par value stock authorized and 5,228,333 shares outstanding at January 31, 2003 No shares authorized or outstanding at October
  31, 2003                                                                                                      $   8,857

Common Stock
  15,000,000 shares of $0.002 par value stock authorized and
  10,668,333 shares outstanding at January 31, 2003                                                             $  21,337
  50,000,000 shares of $0.002 par value stock authorized and
  772,500 shares outstanding at October 31, 2003                                 $   1,545
Additional paid-in capital                                                       $ 271,827                     $  (56,822)
Retained Earnings (Deficit)                                                      $(607,410)                    $ (397,961)
                                                              ----------------------------- ------------------------------
Total stockholders' equity                                                     $ (334,038)                    $ (124,589)
                                                              ----------------------------- ------------------------------

Total Liabilities and Stockholders Equity                                          $    90                        $    75
                                                              ============================= ==============================




                            The accompanying footnotes are an integral part of
these financial statements.



                           THE ENCHANTED VILLAGE, INC.
                        Statements of Operations for the
                       three- and nine-month periods ended
                            October 31, 2003 and 2002


                                              Three months ended                        Nine months ended
                                                 October 31,                               October 31,
                                     -------------------------------------     ------------------------------------
                                           2003               2002                   2003              2002
                                           ----               ----                   ----              ----


Revenue                                      $    -             $    -                 $    -            $    -
Administrative fees                          $  15,000          $  15,000              $  45,000         $  20,000
Officers and directors fees                  $  30,150          $  30,000              $  90,450         $  40,000
Stockholder meeting costs                                                              $    -            $  30,452
Professional fees                            $  15,075          $  1,942               $  45,225         $  29,442
General and administrative                   $  2,390           $  2,555               $  28,774          $  2,555
                                     -------------------------------------     ------------------------------------
                                             $  62,615          $  49,497              $ 209,449         $ 122,449

Net income (loss)                            $ (62,615)         $ (49,497)             $(209,449)        $(122,449)
                                     =====================================     ====================================

Net income (loss) per share                  $  (0.08)          $  (0.11)              $  (0.27)         $  (0.26)
                                     =====================================     ====================================

Number of shares used to compute
     Net income (loss) per share               772,500            464,550                772,500           464,550
                                     =====================================     ====================================



                            The accompanying footnotes are an integral part of
these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                         Statements of Cash Flow for the
                            nine-month periods ended
                            October 31, 2003 and 2002


                                                                                          Nine months ended
                                                                                             October 31,
                                                                                 ------------------------------------
                                                                                       2003              2002
                                                                                       ----              ----


Cash flows from operating activities:

Comprehensive income (loss)                                                            $ (209,449)       $ (122,449)
Less meeting expenses paid
     directly by related parties                                                       $    -             $  23,276
                                                                                 ------------------------------------
Net operating loss                                                                     $ (209,449)        $ (99,173)

Adjustments to reconcile net loss to net cash used in operating activities:

     Increase (decrease) in accounts payable and accrued expenses                       $  23,304         $       -
     Increase (decrease) in accounts payable, legal counsel                             $  45,225         $  27,500
     Increase (decrease) in accounts payable, related
     parties                                                                            $ 140,935         $  67,176
                                                                                 ------------------------------------
Net cash used in operating activities                                                   $      15         $  (4,497)

Cash flows from financing activities:
     Porceeds on stock sales for cash                                                   $    -            $   6,724
                                                                                 ------------------------------------
Net cash provided by financing activities                                               $    -            $   6,724
                                                                                 ------------------------------------

Net increase (decrease) in cash                                                         $    15           $   2,227

Cash at beginning of period                                                             $    75           $    -
                                                                                 ------------------------------------
                                                                                 ------------------------------------
Cash at end of period                                                                   $    90          $    2,227
                                                                                 ====================================

                            The accompanying footnotes are an integral part of
these financial statements.

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


1.      HISTORY

       The Enchanted Village, Inc. was incorporated in Delaware on March 24, 1982. In July 1983, the company completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 the company filed a Form 8-A for the purpose of registering its' Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, the company completed a second public offering of Class A Common Stock and Convertible Series A Preferred Stock that was registered on Form S-1.

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


       The Company's net income (loss) per common share has been calculated on the basis of 772,500 shares issued and outstanding after giving retroactive effect to a reverse stock split implemented in March 2003. Net income (loss) per common share has not been adjusted to include 172,500 shares that are issuable as compensation for services rendered, but remain unissued at the date of this report.

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

                           THE ENCHANTED VILLAGE, INC.
                        Footnotes to Financial Statements


4.     RELATED PARTY TRANSACTIONS

       During the three months ended October 31, 2003, the Company accrued $15,000 in administrative fees and $30,000 in officer and director's fees. The operating expense accruals for related party fees will not be payable until the Company completes a business combination transaction with a private company. In addition to the accrued cash compensation, the Company is obligated to issue 15,000 shares of common stock to Ms. Fonner as compensation for services rendered during the three months ended October 31, 2003.

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

       At November 17, 2003, the date of this report, the Company had a total of 772,500 shares of common stock outstanding and was obligated to issue 172,500 shares of common stock in compensatory transactions.

ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition and Results of Operations

       As a result of our prior Bankruptcy, our company had no assets, liabilities, or ongoing operations and did not engage in any business activities between May 11, 1988 and July 2, 2002. On June 18, 2002, a meeting of our stockholders was called and held, our corporate charter was restored and we filed certain delinquent reports with the SEC to bring our company current with respect to its reporting obligations. Immediately after the meeting, Stirling purchased 9,600,000 shares of Common Stock and 1,400,000 shares of Class A Common for total cash consideration of $30,000, consisting of $6,724 in cash and $23,276 in reimbursable out-of-pocket costs associated with obtaining the Court order and holding the stockholders meeting. We commenced operations in July of 2002.

       During the nine months ended October 31, 2003, our principal activities focused on completing our capital restructuring and implementing our business plan. During the nine months ended October 31, 2003, we incurred a net loss of ($209,449), which included $45,000 in administrative fees to related parties; $90,000 in officers and directors fees; $45,225 in legal and professional fees and $28,774 in general administrative expenses. During the comparable period in the prior fiscal year, we incurred a net loss of ($122,449) which included $20,000 in administrative fees to related parties; $40,000 in officers and directors fees; $29,442 in legal and professional fees; $2,555 in general administrative expenses; and $29,442 in costs associated with our stockholders meeting.

       During the three months ended October 31, 2003 we incurred a net loss of ($62,615), which included $15,000 in administrative fees to related parties; $30,000 in officers and directors fees; $15,000 in legal and professional fees and $2,390 in general administrative expenses. During the comparable period in the prior fiscal year, we incurred a net loss of ($49,497) which included $15,000 in administrative fees to related parties; $30,000 in officers and directors fees; $1,942 in legal and professional fees; $2,555 in general administrative expenses.

       With the exception of approximately $7,300 in third-party accounts payable and $16,000 in estimated costs associated with the completion of our reverse stock split, all of our operating costs since July 2002 have either been advanced by Stirling or accrued as accounts payable that will not be paid until we complete a business combination transaction with a private company.

       The following table summarizes the status of our accounts payable at October 31, 2003:

       Sally A. Fonner                                             $130,800
       Legal counsel                                                120,925
       Stirling Corporate Services                                   59,099
       Third-party accounts payable and accrued expenses             23,304
                                                                     -------
       Total accounts payable                                      $334,127

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

       In the summer of 2003, Ms. Sally A. Fonner, our company's sole officer and director, was advised that she had a serious illness that would require extensive surgery and a lengthy recovery period. She subsequently learned that multiple surgeries would ultimately be required. Ms. Fonner's illness has negatively impacted our business for several months and additional surgery is expected to negatively impact her ability to devote adequate time to our affairs in the future. As a result of her illness, Ms. Fonner is presently evaluating alternative courses of action that may include divesting her interest in our company and turning our affairs over to a new management team that has the experience, staff and industry contacts required for the implementation of our business plan.


ITEM 3  CONTROLS AND PROCEDURES

       As of November 17, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 17, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to November 17, 2003.

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

       Our common stock is quoted on the Over-the-Counter Bulletin Board (Symbol: ENCV). While the reverse split has been completed at the corporate level, we have not yet completed the implementation of the reverse split on the OTCBB because of Ms. Fonner's illness. Therefore, our common stock continues to trade on a pre-split basis pending the issuance of replacement certificates by our transfer agent. We expect to complete the exchange of certificates during the fourth-quarter of 2003, at which time our shares will begin to trade on a post-split basis.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

31.1 Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a)

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

                                         The Enchanted Village, Inc.

                                              /s/Sally A. Fonner

                                               Sally A. Fonner
                                          Chief Executive Officer and
                                           Chief Financial Officer
                                            Dated: November 19, 2003