Form 10QSB/A
period 2003-10-31
ENCHANTED VILLAGE INC
filed 2003-11-24
CIK 714284

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

     In the summer of 2003, Ms. Fonner was advised that she had an illness that would require surgery and a lengthy recovery period. She subsequently learned that a follow-up operation would be required. Ms. Fonner's illness has negatively impacted our business for several months and additional surgery is expected to negatively impact her ability to devote adequate time to our affairs in the future. As a result of her illness, Ms. Fonner is presently evaluating alternative courses of action that may include divesting her interest in our company and turning our affairs over to a new management team that has the experience, staff and industry contacts required for the implementation of our business plan.


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