Form 10KSB
period 2004-01-31
ENCHANTED VILLAGE INC
filed 2004-05-05
CIK 714284

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended January 31, 2004

                               Commission File No.

                                    000-11991

                           THE ENCHANTED VILLAGE, INC.
           (Exact name of the registrant as specified in its charter)


            Delaware                                       30-0091294
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                       936A Beachland Boulevard, Suite 13
                            Vero Beach, Florida 32963

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (772) 231-7544

       Securities registered under Section 12(b) of the Exchange Act: None

                 Name of each exchange on which registered: None

      Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.002 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).   Yes  |_|    No |X|

The Enchanted Villages, Inc.'s revenues for the year ended January 31, 2004 were $0.

The aggregate market value of the issuer's common stock held by non-affiliates as of April 30, 2004, based on the closing price on that date, was approximately $129,875.

As of April 30, 2004, there 4,982,200 shares of the issuer's common stock, $.002 par value, outstanding.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes   |X|   No  |_|

                                TABLE OF CONTENTS


     PART I.                                                                    PAGE
                                                                                ----
Item 1.  Description of Business
Item 2.  Description of Properties
Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Financial Statements

Item 8.  Changers In and Disagreements with Accountants on Accounting and
                  Financial Disclosures
Item 8A. Controls & Procedures

     PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Matters Owners and

         Management

Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

                                     PART I

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

History
-------

      The Enchanted Village, Inc. (the "Company") was incorporated in Delaware in March 1982. In July 1983, it completed an initial public offering of Common Stock that was registered on Form S-18. In May 1984 the Company filed a Form 8-A for the purpose of registering its Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In April 1986, it completed a second public offering of Class A Common Stock and Convertible Series A $25 Preferred Stock that was registered on Form S-1.

      The Company's business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. It filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (Case No. 887-70613). On May 11, 1988, the Company voluntarily converted its Chapter 11 case into a case in Chapter 7. As a result of this conversion, all of its properties were transferred to the trustee on May 11, 1988 and it terminated all business operations. Since, the Company did not file its franchise tax returns during the pendancy of the bankruptcy; its Certificate of Incorporation was revoked by the State of Delaware on March 1, 1989. The Company's Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

      In April 2002, two shareholders commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders. In May 2002, the Court of Chancery, acting in accordance with Section 211 of the General Company Law of Delaware, ordered an annual meeting of the Company's stockholders. The meeting was duly noticed in accordance with the order of the Court of Chancery and held in Wilmington Delaware in June 2002.

      The Court of Chancery's order provided that notwithstanding the quorum requirements of the Company's bylaws, the stockholders who attended the meeting in person would constitute a quorum for the election of directors The only action taken at the meeting was the election of three new directors who assumed office immediately after the meeting A meeting of the newly elected board of directors was called and held immediately after the completion of the stockholders' meeting. At this meeting, the newly elected board voted to revive the Company's charter in accordance with Delaware law and amend the Bylaws to permit a single member board of directors. Immediately thereafter, two members of the board resigned and the sole remaining director determined that it was in the best interests of the Company and its shareholders that it be recapitalized and that a plan be developed and implemented to restructure the company as a public shell that would subsequently seek to engage in a merger or other business combination with a private company that wants to become publicly held.

      In 2002, a Certificate of Revival and Restoration of the Company's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware resulting in the Company again being duly organized, validly existing and in good standing under the laws of the State of Delaware.

      In the summer of 2003, the Company's sole director was advised that she had an illness that would require multiple surgeries and a lengthy recovery period. This situation negatively impacted the Company's business and accordingly, this director concluded that the most reasonable course of action would be to divest her interest in the Company and turn its affairs over to an organization that had the experience, staff and other resources required for the implementation of its business plan.

      In November 2003, the Company agreed to sell 500,000 shares of common stock to the Keating Reverse Merger Fund LLC ("KRM"). Concurrently, the Company's sole director, together with other principal shareholders, converted certain debt owed to them to equity. Immediately thereafter these individuals sold 3,502,700 shares of the Company's common stock owned by them to KRM; the sole officer of the Company resigned; and Kevin R. Keating was named President and a director nominee, resulting in a change of control of the Company with KRM owning an aggregate of 4,002,700 shares or 90.3% of the then issued and outstanding common stock of the Company. For more information regarding the foregoing please refer to the Company's Current Report on Form 8-K filed with the Commission on November 24, 2003.

Plan of Operations
------------------

      Since November 2003, after the change in control and management, the Company's objective has been to acquire a company that will have experienced management and opportunities for growth in exchange for its securities.

General Business Plan
---------------------

      The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

      The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
-------------------------

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another Company or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

      While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

      As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

      With respect to any merger or acquisition and depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with assets and expectations of growth. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

      The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

      As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Proposed Transaction
--------------------

      On April 2, 2004, the Company entered into a Share Exchange Agreement ("Agreement") with certain individuals (the "Sellers") who own all of the capital stock of Fairford Holdings Limited, a Hong Kong limited liability company ("Fairford"), which in turn owns 90% of the capital stock of Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign equity joint venture established pursuant to the Laws of the People's Republic of China on Chinese-Foreign Equity Joint Venture ("Ruili"). Ruili is engaged in the manufacture and sale of automobile fittings

      The Company proposes to acquire all of the issued and outstanding common shares of Fairford in exchange for the issuance by the Company to the Sellers and their designees of shares of the Company's preferred stock which, when converted into common stock, will represent 97.5% of the then issued and outstanding common shares of the Company after giving effect to the acquisition. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Sellers.

      The  Company's  proposed   acquisition  of  Fairford  is  subject  to  the
satisfactory completion of due diligence, and compliance with the terms and conditions of the Agreement. While the transaction is presently expected to close by the end of May 2004, there can be no assurance that the proposed transaction will be successfully completed.

Competition
-----------

      The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined, extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940
------------------------------

      Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company believes that, currently, it is exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

                                  RISK FACTORS

The Company's majority stockholder has the ability to effectively control
-------------------------------------------------------------------------
substantially all actions taken by stockholders.
------------------------------------------------

      KRM owns 4,002,700 shares of the Company's common stock and controls approximately 80.3% of the aggregate voting power of all outstanding shares. Accordingly, KRM can effectively control substantially all actions taken by the Company's stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of the common stock.

The price of the Company's common stock has been volatile and could continue to
-------------------------------------------------------------------------------
fluctuate in the future.
------------------------

      The market price for shares of the Company's common stock has been volatile and has fluctuated substantially. Broad market fluctuations, general economic and political conditions and the discontinuance of the Company's operations may also adversely affect the market price of the common stock.

Scarcity of, and competition for business opportunities and combinations.
-------------------------------------------------------------------------

      The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

For the year ended January 31, 2004, the Company had no revenues, had a loss from operations of approximately $246,000, and an accumulated deficit of approximately $644,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Consistent with its business plan, management plans to acquire an entity with experienced management and opportunities for growth in exchange for its securities and is dependent on a successful merger with a profitable company.

The Company has not executed any formal agreement for a business combination or
-------------------------------------------------------------------------------
other transaction and no standards for business combinations.
-------------------------------------------------------------

      The Company has not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter in to a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reduction of percentage share ownership following business combination and
--------------------------------------------------------------------------
possible dilution.
------------------

      The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. In addition, any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of the shares held by the Company's then shareholders, including significant reverse stock splits.

The Company does not anticipate paying cash dividends on its common stock.
--------------------------------------------------------------------------

      The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Employees
---------

      Since November 2003 the Company has not employed any persons. The executive officers of the Company are not paid any amounts by the Company in connection with the services performed for the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

      In November 2003, the Company's offices were relocated to office space supplied by its President at 936A Beachland Blvd, Suite 13, Vero Beach, Florida 32963. This space is provided to the Company on a rent-free basis by the Company's President, and it is anticipated that this arrangement will remain until such time as the Company consummates a merger or acquisition. Management believes that their arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, has been quoted on the OTC Bulletin Board since March 27, 2003, (OTBB: ECVL) however there has been no active market for our securities for over fifteen years. The most recent bid price for the Company's common stock was $.25 on April 30, 2004. As of April 30, 2004, there were approximately 749 holders of record of the Company's common stock.

      The Company has never paid any dividends to its common stock shareholders. Additionally, the Company does not intend to pay or declare any future cash dividends or special payments of cash, stock or to make any other distributions.

Sale of Unregistered Securities During the Year Ended December 31, 2003
-----------------------------------------------------------------------

      In November 2003, the Company sold 500,000 shares of its common stock to one entity for cash of $50,000. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933 (the "Act"). The entity to whom the shares were issued had access to complete information concerning the Company. The certificate for the shares contains a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the Act or pursuant to an exemption from registration under the Act. There was no underwriter involved in the issuance of the 500,000 shares.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
--------

      The Enchanted Village, Inc. (the "Company") was incorporated under the laws of the State of Delaware in March, 1982. The Company's business was conducted through of a chain of 15 retail stores that sold educational toys and related goods and services. We filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York, (case no. 887-70613). On May 11, 1988, we voluntarily converted our Chapter 11 case into a case in Chapter 7. As a result of this conversion, all of our properties were transferred to the trustee on May 11, 1988 and we terminated all business operations. Since, we did not file our franchise tax returns during the pendancy of our bankruptcy; our Certificate of Incorporation was revoked by the State of Delaware on March 1, 1989. Our Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

Plan of Operations
------------------

      As a result of our prior Bankruptcy, our company had no assets, liabilities, or ongoing operations and did not engage in any business activities between May 1988 and July 2002. Our company had no operations during the fourteen years ended June 30, 2002 and it had no material assets or liabilities on June 30, 2002.The Company commenced operations in July 2002.

      During the fiscal year ended January 31, 2004, our principal activities focused on completing our capital restructuring and implementing our business plan. The Company's plan is to acquire an entity that will have experienced management and opportunities for growth in exchange for its securities. On April 2, 2004, the Company entered into an informal share exchange agreement to acquire an entity that holds a 90% interest in a China based company that manufactures valves and related products. The Company intends to enter into a definitive agreement in May 2004. However, there can be no assurances that this share exchange agreement will be completed. In November 2003 a change of control occurred. During the fiscal year ended January 31, 2004 and 2003, we incurred a net loss of $245,971 and 219,519, respectively, as a result of administrative and professional fees.

      The Company issued 70,000 shares of its Common Stock as compensation for services rendered. These shares were valued at the adjusted closing price at the date of issuance resulting in a charge to operations of $28,000.

      During the fiscal year ended January 31, 2004 approximately $311,000 in related party debts were converted to 3,091,000 shares of the Company's Common Stock, a majority of which is related to expenses incurred in 2004 and 2003.

      In March 2003, the Company converted 4,428,616 shares of its Class A Common Stock for 114,000 shares of the Company's Common Stock. The Company also converted 300,000 shares of its Preferred Stock to 308,500 shares of its Common Stock.

      On March 8, 2004, the Company issued 566,000 shares of its restricted Common Stock, including 410,000 shares to its president, in consideration for services rendered to the Company.

Liquidity
---------

      The Company's major shareholder has provided the Company with its financial resources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital requirements until the Company changes control it develops its own business and revenue. Without outside funding the Company is totally dependant upon its major shareholder.

ITEM 7.  FINANCIAL STATEMENTS



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
The Enchanted Village, Inc.
Vero Beach, Florida

We have audited the accompanying balance sheet of The Enchanted Village, Inc. as of January 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Enchanted Village, Inc. as of January 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Denver, Colorado
April 29, 2004

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


Independent Auditor's Report


To the Stockholders and Board of Directors THE ENCHANTED VILLAGE, INC.


We have audited the balance sheet of THE ENCHANTED VILLAGE, INC. (Delaware corporation) at January 31, 2003, together with the related accompanying statements of operations, changes in stockholders equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Enchanted Village, Inc. at January 31, 2003, and its results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
May 12, 2003

THE ENCHANTED VILLAGE, INC.
--------------------------------------------------------------------------------

BALANCE SHEET AS OF JANUARY 31, 2004.
--------------------------------------------------------------------------------

ASSETS:

CURRENT ASSETS:
   Cash and Cash Equivalents                                              $  21,430
                                                                          =========

   TOTAL ASSETS                                                           $  21,430
                                                                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

   Accounts Payable                                                       $   1,867

OTHER CURRENT LIABILITIES:

   Accrued Expenses                                                           1,300
                                                                          ---------

   TOTAL LIABILITIES                                                          3,167
                                                                          ---------

STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $1 per Share, Authorized 5,000 Shares,
      No Shares Issued and Outstanding                                           --

   Common Stock - Par Value $.002 Per Share, Authorized
      50,000,000 Shares, 4,416,200 Shares Issued and Outstanding              8,832

   Additional Paid-in Capital                                               653,363

   Accumulated Deficit                                                     (643,932)
                                                                          ---------

   TOTAL STOCKHOLDERS' EQUITY                                                18,263
                                                                          ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  21,430
                                                                          =========

See Notes to Financial Statements.

THE ENCHANTED VILLAGE, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 YEARS ENDED
                                                                 JANUARY 31,
                                                           2 0 0 4          2 0 0 3
                                                         -----------      -----------
REVENUES                                                 $        --      $        --

OPERATING EXPENSES:

   General and Administrative Expenses                        49,417           41,075
   Officers' and Directors' Fees                              90,450           70,350
   Stockholder Meeting Costs                                  25,129           30,452
   Professional Fees                                          83,225           77,642
                                                         -----------      -----------

   TOTAL OPERATING EXPENSE                                   248,221          219,519

OTHER INCOME [EXPENSES]:
   Other Income                                                2,250               --
                                                         -----------      -----------

   NET LOSS                                              $  (245,971)     $  (219,519)
                                                         ===========      ===========

   NET LOSS PER SHARE [BASIC AND DILUTED]                $     (0.17)     $     (1.04)
                                                         ===========      ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING [BASIC
      AND DILUTED]                                         1,447,279          211,197
                                                         ===========      ===========

See Notes to Financial Statements.

THE ENCHANTED VILLAGE, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                        CLASS A
                                       COMMON STOCK                   COMMON STOCK                    PREFERRED STOCK
                                  SHARES         AMOUNT           SHARES         AMOUNT            SHARES          AMOUNT
                                ---------      ----------       ---------      ----------         -------      ----------
BALANCE - JANUARY 31, 2002        163,050      $      326       1,767,550      $    3,535         164,450      $  164,450

Sale of Stock                     299,383             599       1,400,000           2,800              --              --
Conversion of Preferred                --              --       2,661,066           5,322         (64,825)        (64,825)
Issuance of Preferred for
   Common and Conversion
   of Liabilities                (129,733)           (259)     (1,400,000)         (2,800)        200,375         200,375
Net Loss                               --              --              --              --              --              --
                                ---------      ----------       ---------      ----------         -------      ----------

BALANCE - JANUARY 31, 2003        332,700             666       4,428,616           8,857         300,000         300,000

Conversion of Class A             114,000             228      (4,428,616)         (8,857)             --              --
Conversion of Preferred           308,500             617              --              --        (300,000)       (300,000)
Sale of Common Stock              500,000           1,000              --              --              --              --
Shares Issued for Services
   Rendered                        70,000             140              --              --              --              --
Shares Issued for
   Conversion of Debt           3,091,000           6,181              --              --              --              --
Net Loss                               --              --              --              --              --              --
                                ---------      ----------       ---------      ----------         -------      ----------

BALANCE - JANUARY 31, 2004      4,416,200      $    8,832              --      $       --              --      $       --
                               ==========      ==========      ==========      ==========       =========      ==========

                                  ADDITIONAL                         TOTAL
                                    PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                    CAPITAL          DEFICIT         EQUITY
                                  ----------      ----------      ----------
BALANCE - JANUARY 31, 2002        $   10,131      $ (178,442)     $       --

Sale of Stock                         26,601              --          30,000
Conversion of Preferred               59,503              --              --
Issuance of Preferred for
   Common and Conversion
   of Liabilities                   (132,386)             --          64,930
Net Loss                                  --        (219,519)       (219,519)
                                  ----------      ----------      ----------

BALANCE - JANUARY 31, 2003           (36,151)       (397,961)       (124,589)

Conversion of Class A                  8,629              --              --
Conversion of Preferred              299,383              --              --
Sale of Common Stock                  49,000              --          50,000
Shares Issued for Services
   Rendered                           27,860              --          28,000
Shares Issued for
   Conversion of Debt                304,642              --         310,823
Net Loss                                  --        (245,971)       (245,971)
                                  ----------      ----------      ----------

BALANCE - JANUARY 31, 2004        $  653,363      $ (643,932)     $   18,263
                                  ==========      ==========      ==========

See Notes to Financial Statements.

THE ENCHANTED VILLAGE, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              YEARS ENDED
                                                              JANUARY 31,
                                                        2 0 0 4        2 0 0 3
                                                       ---------      ---------
OPERATING ACTIVITIES:
   Net [Loss]                                          $(245,971)     $(219,519)
   Adjustments to Reconcile Net [Loss] to Net Cash
      [Used for] Operating Activities:
      Services Paid with Common Stock                    28,000             --

   Changes in Assets and Liabilities:
      Increase [Decrease] in:

         Payables and Accrued Expense                    189,326        189,594
                                                       ---------      ---------

   NET CASH - OPERATING ACTIVITIES                       (28,645)       (29,925)

FINANCING ACTIVITIES:
   Proceeds from the Issuance of Common Stock             50,000         30,000
                                                       ---------      ---------

   NET INCREASE IN CASH AND CASH EQUIVALENTS              21,355             75

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                75            -0-
                                                       ---------      ---------

   CASH AND CASH EQUIVALENTS - END OF YEARS            $  21,430      $      75
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                         $      --      $      --
      Income Taxes                                     $      --      $      --


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      The Company issued 70,000 shares of its Common Stock as compensation for services rendered. These shares were valued at the adjusted closing price at the date of issuance resulting in a charge to operations of $28,000.

During the fiscal year ended January 31, 2004 approximately $311,000 in related party debts were converted to 3,091,000 shares of the Company's Common Stock.

In March 2003, the Company converted 4,428,616 shares of its Class A Common Stock for 114,000 shares of the Company's Common Stock. The Company also converted 300,000 shares of its Preferred Stock to 308,500 shares of its Common Stock.

See Notes to Financial Statements.

THE ENCHANTED VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] ORGANIZATION AND NATURE OF OPERATIONS

The Company's business was conducted through a chain of 15 retail stores that sold educational toys and related goods and services. After encountering financial difficulties, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act on April 24, 1987 in the U.S. Bankruptcy Court for the Eastern District of New York [case no. 887-70613-20]. On May 11, 1988, the Company's voluntarily converted its Chapter 11 case into a case in Chapter 7, which resulted in the orderly liquidation of the Company's business. As a result of the conversion of the Company's reorganization to a case under Chapter 7, all of the Company's properties were transferred to the trustee on May 11, 1988 and the Company terminated all of its business operations. The Company's Chapter 7 case was closed by an order of the Court on April 14, 1992 and the trustee was discharged.

While the former management did not file a Form 15 to terminate the Company's reporting obligations under the Exchange Act, the Company did not file any of the documents or reports required by Sections 13 or 15[d] of the Exchange Act between May 1988 and July 2002. As a result, the Company remained subject to the reporting requirements of the Exchange Act but was delinquent in its SEC reporting obligations.

In 2002, a Certificate of Revival and Restoration of the Company's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware resulting in the Company again being duly organized, validly existing and in good standing under the laws of the State of Delaware.

In November 2003, the Company agreed to sell 500,000 shares of Common Stock to Keating Reverse Merger Fund, LLC ["KRM"] for $50,000. Concurrently, the Company's sole director, together with other principal shareholders, converted certain debt owed to them to equity. Immediately thereafter, these individuals sold 3,502,700 shares of the Company's Common Stock owned by them to KRM for $225,000; the sole officer of the Company resigned; and Kevin R. Keating was named President and a director nominee, resulting in a change of control of the Company with KRM owning an aggregate of 4,002,700 shares or 90.6% of then issued and outstanding Common Stock of the Company.

Since November 2003, after the change in control and management, the Company's objective has been to acquire a company that will have experienced management and opportunities for growth in exchange for its securities.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

THE ENCHANTED VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At January 31, 2004, the Company did not have any cash equivalents.

FISCAL YEAR - The Company's fiscal year begins on February 1 and ends on January 31 of each year.

NET INCOME [LOSS] PER COMMON SHARE - The Company computes net income [loss] per common share in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ["SAB No. 98"]. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income [loss] per common share ["Basic EPS"] is computed by dividing net income [loss] by the weighted average number of common shares outstanding. The Company has no dilutive securities outstanding as of January 31, 2004. Dilutive securities for the year ended January 31, 2003 are antidilutive as a result of the Company's loss. As a result, basic and diluted earnings per share for the years ended January 31, 2004 and 2003 are the same.

INCOME TAXES - Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year's financial statement presentations.

LIQUIDITY - The accompanying financial statements had been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended January 31, 2004, the Company had no revenues, had a loss from operations of approximately $246,000, and an accumulated deficit of approximately $644,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Consistent with its business plan, management plans to acquire an entity with experienced management and opportunities for growth in exchange for its securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS - The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant on the Company's results of operations, financial position or cash flows.

THE ENCHANTED VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[3] RELATED PARTY TRANSACTIONS

During the year ended January 31, 2004, the Company incurred approximately $90,000 in Directors' Fees. The Company also issued 70,000 shares of its Common Stock as compensation for professional services rendered. These shares were valued at the adjusted closing price at the date of issuance resulting in a charge to operations of $28,000.

During the fiscal year approximately $311,000 in related party debts were converted to equity as follows:

                                                             Number of Common
   Creditor                                  Amount Due        Shares issued
   --------                                  ----------        -------------

Sally Fonner                                 $ 130,800          1,300,000
Stirling Corporate Services                  $  59,100            591,000
Petersen & Fefer                             $ 120,923          1,200,000


The amounts represented the entire obligation due to the related parties.

Stirling Corporate Services is a significant shareholder of the Company, and was paid $45,000 and $35,000 of administrative fees during fiscal years 2004 and 2003, respectively.

[4] CAPITAL STOCK

The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of Common Stock are issued, dilution to the interests of the Company's stockholders participating in the Proposed Offering will occur.

The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000,000 shares of "blank check" Preferred Stock [the "Preferred Stock"] with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. There are no shares of Preferred Stock issued or outstanding.

[5] CAPITAL RESTRUCTURING

On January 31, 2004 the Company had 4,416,200 shares of Common Stock issued and outstanding.

On March 3, 2003, the Company approved certain amendments to the Company's Certificate of Incorporation by written consent, including:

Increasing the Company's authorized capital stock to 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock;

Conversion of the Company's outstanding Class A Common as Common Stock;

Conversion of the Company's previously outstanding Preferred Stock as Common Stock;

Implementing a reverse split in the ratio of one [1] new share for each 4,000 shares of Common Stock outstanding after the reclassification of the Class A Common and Preferred Stock; and

THE ENCHANTED VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[6] CAPITAL RESTRUCTURING [CONTINUED]

Implementing a 100 for 1 forward split of the common stock outstanding immediately after the implementation of the reverse split.

All Common Stock and Common Stock equivalents reflected in the financial statements and accompanying notes reflect the effect of the stock splits.

In November 2003, the Company agreed to sell 500,000 shares of Common Stock to Keating Reverse Merger Fund LLC ["KRM"] for $50,000. Concurrently, the Company's former sole director, together with other former shareholders, converted certain debt owed to them to equity [Note 3]. Immediately thereafter these individuals sold 3,502,700 shares of the Company's Common Stock owned by them to KRM for $225,000; the sole officer of the Company resigned; and Kevin R. Keating was named President and a director nominee, resulting in a change of control of the Company with KRM owning an aggregate of 4,002,700 shares or 90.6% of then issued and outstanding Common Stock of the Company.

[7] PROVISION FOR INCOME TAXES

The Company had net operating loss carryforwards at January 31, 2004 of approximately $640,000, which resulted in a deferred tax asset of approximately $240,000. Because of the change in ownership during the year ended January 31, 2004 the net operating loss carryforwards will be severely limited due to section 382 limitations. Due to this and the uncertainty that the Company will generate taxable income in the future to utilize the carryforwards, a full valuation allowance was established as of January 31, 2004.

Total income tax expense for the year ending January 31, 2004 differed from the amounts computed by applying the U.S. Federal statutory rates to pre-tax income as follows:

                Statutory rate                    (34.0%)
                State income taxes, net of
                  federal income tax benefit       (3.1%)
                Increase in valuation allowance    37.1%
                                                  -------
                                                     --%
                                                  =======

[8] SUBSEQUENT EVENTS [UNAUDITED]

On  April  2,  2004,  the  Company  entered  into  a  Share  Exchange  Agreement
["Agreement"] with certain individuals [the "Sellers"] who own all of the capital stock of Fairford Holdings Limited, a Hong Kong limited liability company ["Fairford"], which in turn owns 90% of the capital stock of Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign equity joint venture established pursuant to the Laws of the People's Republic of China on Chinese-Foreign Equity Joint Venture ["Ruili"]. Ruili is engaged in the manufacture and sale of automobile valves and automobile valve related products.

The Company proposes to acquire all of the issued and outstanding common shares of Fairford in exchange for the issuance by the Company to the Sellers and their designees of shares of the Company's Preferred Stock which, when converted into Common Stock, will represent 97.5% of the then issued and outstanding common shares of the Company after giving effect to the acquisition. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Sellers. Concurrently with the Exchange, the Sellers will make a cash payment in the amount of Three Hundred Twenty Thousand Dollars ($320,000.00 USD) to Keating Securities, LLC ("Keating Securities") in consideration of financial services rendered to the Company. Keating Securities is owned by the son of the Company's president.

The Company's proposed acquisition of Fairford is subject to the satisfactory completion of due diligence, and compliance with the terms and conditions of the Agreement. While the transaction is presently expected to close by the end of May 2004, there can be no assurance that the proposed transaction will be successfully completed.

On March 8, 2004, the Company issued 566,000 shares of its restricted Common Stock, including 410,000 shares to its president, in consideration for services rendered to the Company.

                              . . . . . . . . . . .

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE.

      In January 2004, we dismissed our independent public accountants, Want & Ender, CPA, P.C. ("Want"), which dismissal was approved by our sole director. We did not have any disagreements over accounting policies or practices with Want.

      On March 4, 2004, upon receipt of approval of our Board of Directors, we engaged Hein & Associates LLP ("H&A") to serve as our independent certified public accountants. Prior to the engagement of H&A, neither we nor anyone on our behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on our consolidated financial statements.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

      Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of January 31, 2004 (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

Changes in Internal Controls
----------------------------

      There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Limitations on the Effectiveness of Controls
--------------------------------------------

      Management of the Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTICE OFFICERS OF THE REGISTRANT

                The following table sets forth certain information regarding the Company's directors and executive officers.

  ------------------------------------------------------------------------------
                                                                   Year Became a
  Name                 Principal Occupation                 Age      Director
  ------------------------------------------------------------------------------
  Kevin R. Keating     President, Chief Financial           64          2004
                       Officer, Secretary and Director


      Kevin R. Keating Mr. Keating has served as the president, secretary and chief financial officer of the Company since November 2003. Mr. Keating is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Company

("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors.

Committees
----------

      Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

ITEM 10.  EXECUTIVE COMPENSATION.

      Mr. Kevin R. Keating, the Company's President and Chief Financial Officer was not paid any compensation in 2003. No compensation was paid to any other officer during the last fiscal year.

      No bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation (as defined in the proxy regulations of the Securities and Exchange Commission) were awarded to, earned by, or paid to the Chief Executive Officer during any of the Company's last two fiscal years.

      The Company's Articles of Incorporation includes provisions to indemnify its officers and directors against damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that the liability of such officers and directors shall only be indemnified if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

      Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMNT

      The following table sets forth certain information regarding the ownership of the Company's common stock as of March 29, 2004 by: (a) each person known by the Company to be the beneficial owner of more than five percent of its common stock; (b) each director of the Company; and (c) all officers and directors of the Company as a group.

                                         ------------      -------------
                                            Amount
       Name and Address of               Beneficially       Percent of
        Beneficial Owner                    Owned              Class
                                         ------------      -------------
    Keating Reverse Merger

                Fund, LLC. (1)            4,002,700             80.3%
        5251 DTC Parkway, Suite 1090
        Greenwood Village CO 80111

    Kevin R. Keating (1)                    410,000             8.2%
        936A Beachland Blvd, Suite 13
        Vero Beach, FL 32963

     All officers and directors             410,000             8.2%
       as a Group (1 person)


(1) Mr. Keating is the father of Timothy J. Keating, the Managing Partner of the Keating Reverse Merger Fund, LLC ("KRM"). Mr. Kevin Keating has no ownership interest in KRM.

Section 16(A) Beneficial Ownership Reporting Compliance

      Section 16(a) of Act requires our officers and directors and persons who own beneficially more than 10% of our outstanding common stock to file reports of beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of the reports. Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us in 2004 no persons who were either one of our directors or officers or who beneficially owned more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Act.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 2004, the Company issued 410,000 shares of its restricted common stock to its President in consideration of services rendered to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: See Exhibit Index
---------------------------

Reports on Form 8-K:
--------------------

      On November 21, 2003 we filed a Current Report on Form 8-K in which we described a change in control

EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 Certification by the Chief Executive Officer and its Chief Financial Officer Relating to Periodic Report Containing Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

      The aggregate fees billed for professional services rendered by Want & Ender, CPA, PC and Hein & Associates, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $11,000 and $1,500, respectively.


Audit Related Fees
------------------

None.

Tax Fees
--------

None

All Other Fees
--------------

None.

Audit Committee Policies and Procedures
---------------------------------------

The Company does not have an audit committee.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENCHANTED VILLAGE, INC.

/s/ Kevin R. Keating              President, Secretary
--------------------              Chief Financial
    Kevin R. Keating              Officer and Director              May 3, 2004