Form 10QSB
period 2004-06-30
ENCHANTED VILLAGE INC
filed 2004-08-16
CIK 714284

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From____________________ to ___________________

                         Commission File number 0-024828


                            -----------------------

                              SORL AUTO PARTS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           DELAWARE                                       30-0091294
(State or Other Jurisdiction of                (Irs Employer Identification No.)
 Incorporation or Organization)

                              No. 1169 Yumeng Road
                       Ruian Economic Development District
                          Ruian City, Zhejiang Province
                           People's Republic of China
                    (Address of Principal Executive Offices)

                                0086-577-6560-9855
                           (Issuer's Telephone Number)

                             -----------------------


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of August 13, 2004 there were 13,282,253 shares of Common Stock outstanding. Transitional Small Business Disclosure Format

                                 Yes |_| No |X|


================================================================================

                                      INDEX


PART I.   FINANCIAL INFORMATION (unaudited)

Item 1.   Financial Statements: (unaudited)

          Balance Sheet as of June 30, 2004

          Statements of Income for the three-month and six-month periods ended June 30, 2004 and June 30, 2003

          Statements of Cash Flows for the six month periods ended June 30, 2004 and June 30, 2003

          Notes to the Condensed Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission Of Maters To A Vote Of Security Holders

Item 5.   Other Information

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                                  BALANCE SHEET

                                     ASSETS


                                                         JUNE 30,2004
                                                         ------------
CURRENT ASSETS
     Cash and cash equivalents                           $    207,531
     Trade receivables, net of provisions                  12,496,171
     Notes Receivable                                         301,337
     Inventory                                              1,778,159
     Prepayments                                              557,665
                                                         ------------
                                                           15,340,863
TOTAL CURRENT ASSETS                                     ------------

OTHER ASSETS

     Intangible Assets                                         42,468
                                                         ------------

PROPERTY, PLANT AND EQUIPMENT, NET                          5,163,691
                                                         ------------

TOTAL ASSETS                                              $20,547,022
                                                         ============


    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                                  BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         JUNE 30,2004


CURRENT LIABILITIES
     Accounts payable                                    $  4,521,734
     Deposit received from customers                          610,060
     Bank loans                                             4,578,313
     Accrued Expenses                                       1,082,734
     Income Taxes Payable                                     150,505
                                                         ------------
                                                           10,943,346
TOTAL CURRENT LIABILITIES                                ------------

LONG-TERM LIABILITIES                                       1,204,819
                                                         ------------

TOTAL LIABILITIES                                          12,148,165
                                                         ------------

MINORITY INTEREST                                             839,885

SHAREHOLDERS' EQUITY
     Convertible Preferred Stock, 5,000,000
         Authorized $1 Par Value, 1,000,000
         Issued and Outstanding                             1,000,000
     Common Stock, 50,000,000 Authorized
         $.002 Par Value 4,928,000 Issued and Outstanding       9,856
     Additional paid-in capital                             5,366,257
     Retained Earnings                                      1,182,859
                                                         ------------


TOTAL SHAREHOLDERS' EQUITY                                  7,558,972
                                                         ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 20,547,022
                                                         ============




    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                     THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                    ----------------------------    ----------------------------
                                        2004            2003           2004             2003
                                    ------------    ------------    ------------    ------------
SALES                               $ 11,340,173    $  7,986,136    $ 20,409,618    $ 14,209,385

COST OF SALES                          8,686,430       6,253,243      15,525,677      11,173,632
                                    ------------    ------------    ------------    ------------

GROSS PROFIT                           2,653,743       1,732,893       4,883,941       3,035,753

SELLING AND DISTRIBUTION
     EXPENSES                            387,736         413,295       1,012,874         938,241

GENERAL AND ADMINISTRATIVE
     EXPENSES                            839,266         251,487       1,408,171         447,461

FINANCE COSTS                             76,267         161,550         156,175         287,439
                                    ------------    ------------    ------------    ------------

INCOME FROM
     OPERATIONS                        1,350,474         906,561       2,306,721       1,362,612

OTHER INCOME                                  --         379,395              --         515,620

OTHER EXPENSES                            36,187              --          36,187              --
                                    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME
     TAXES                             1,314,287       1,285,956       2,270,534       1,878,232

INCOME TAXES
     CURRENT                                  --         131,547              --         234,056
                                    ------------    ------------    ------------    ------------

NET INCOME BEFORE
     MINORITY INTEREST                 1,314,287       1,154,409       2,270,534       1,644,176

MINORITY INTEREST                       (131,428)       (115,441)       (227,053)       (164,418)
                                    ------------    ------------    ------------    ------------

NET INCOME ATTRIBUTABLE
     TO SHAREHOLDERS                $  1,182,859    $  1,038,968    $  2,043,481    $  1,479,758
                                    ============    ============    ============    ============
NET INCOME PER SHARE
     BASIC                          $       0.24    $       0.21    $      0.41     $       0.30
                                    ------------    ------------    ------------    ------------

NET INCOME PER SHARE
     DILUTED                        $       0.16    $       0.21    $      0.52     $       0.30
                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING - BASIC        4,928,000       4,928,000       4,928,000       4,928,000
                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING - DILUTED      7,588,334       4,928,000       3,958,422       4,928,000
                                    ============    ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                   SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $  2,043,481    $  1,479,758

  Minority Interest                                   227,053         164,418
  Adjustments To Reconcile Net Income To Net
       Cash Provided By Operating Activities:
       Depreciation                                   125,437         229,460
      (Increase)/Decrease In Assets:
       Inventory                                       58,141        (870,211)
       Trade Receivables, Net Of Provisions           920,625       6,976,969
       Prepayments, Deposits, And Other
         Current Assets                            11,942,036              --
  Increase/(Decrease) In Liabilities :
       Trade Payables                             (11,369,266)     (3,376,000)
       Other Payables And Accrued Expenses         (8,952,732)     (3,456,000)
       Deposit Received From Customers                610,060              --
       Taxes Payable                                   28,505        (100,000)
                                                 ------------    ------------
Net Cash Provided By/(Used In) Operating
   Activities                                      (4,366,660)      1,048,394
                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition Of Property, Plant
         And Equipment                             (1,091,136)             --
      Notes Receivable                               (301,337)             --
      Intangible Assets                               (32,468)        (21,081)
                                                 ------------    ------------
Net Cash Used In Investing Activities              (1,424,941)        (21,081)
                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds From Bank Loans                      5,783,132      (3,732,133)
      Capital Contributions From Owner's                   --       1,361,071
      Proceeds From Shareholders' Loans                    --       1,317,749
                                                 ------------    ------------
Net Cash (Used In)/Provided By Financing
   Activities                                       5,783,132      (1,053,313)
                                                 ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (8,469)        (26,000)
                                                 ------------    ------------
Cash and Cash Equivalents, Beginning Of Period        216,000          26,000
                                                 ------------    ------------

Cash and Cash Equivalents, End Of Period
                                                      207,531              --
                                                 ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
      Interest Paid                              $    156,662    $    332,439
                                                 ============    ============
      Taxes Paid                                 $          0    $    334,056
                                                 ============    ============


    The accompanying notes are an integral part of the financial statements.

SORL AUTO PARTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED
                                  JUNE 30, 2004
        ----------------------------------------------------------------


          NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements of SORL Auto Parts, Inc. (the Company) (formerly The Enchanted Village, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.


          NOTE 2 - NATURE OF COMPANY

On May 10, 2004 the Company acquired all of the issued and outstanding shares of Fairford Holdings, Limited, a Hong Kong Limited Liability Company (Fairford). Fairford owns 90% of the outstanding stock of Ruili Group Ruian Auto Parts Co., Limited. The acquisition was accomplished by the Company with the issuance of 1,000,000 shares of Series A Convertible Preferred Stock which are convertible into 12,953,720 (after giving effect to a 1:15 stock split) shares of common stock. After the transaction, the stockholders of Fairford emerged as the controlling shareholders of the company.

For accounting purposes, the acquisition has been treated as a recapitalization of Fairford Holdings, Inc. with Fairford as the accounting acquirer (reverse acquisition). Accordingly, the accompanying financial statements represent the historical financial statements of Fairford Holdings Limited for all periods presented.

The company specializes in the development and production and sale of various kinds of auto parts. Its major product lines include valves for air brake systems, auto metering products, auto electric products and anti-lock brake systems and retarders.


          NOTE 3 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

          NOTE 4 - EARNING PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Basic weighted average common shares outstanding have been presented to reflect the common shares outstanding as if the recapitalization had taken on the first day of the earliest period presented. Weighted average common shares used in the computation of fully diluted earnings per share give effect to the 1,000,000 shares of Series A convertible preferred shares that are convertible into 12,953,720 (after giving effect to the 1:15 stock split) as if they were converted on the date of issuance. Common shares outstanding at June 30, 2004 of 4,928,000 have also been presented after giving effect to the 1:15 stock split.


         NOTE 5 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.


          NOTE 6 - INCOME TAXES

Taxes are calculated in accordance with taxation rates currently effective in the PRC. The Company accounts for income taxes using the liability method.
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

No provision for PRC profits tax has been made as SORL Auto Parts did not have any assessable profits for the three and six months ended June 30, 2004. SORL Auto Parts achieved foreign joint venture status in 2004 which entitled it to exempt status


          NOTE 7 - SUBSEQUENT EVENTS

On July 15, 2004 the board of directors resolved to change the name of the Company from The Enchanted Village, Inc. to SORL Auto Parts, Inc. Also, on July 15, 2004 the board of directors approved a 1 for 15 reverse stock split.

On July 16, 2004 all of the 1,000,000 shares of Series A preferred stock were converted into 12,953,720 of common shares.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the

Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company and compliance with regulatory requirements. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.


OVERVIEW

         On May 10, 2004, we acquired all of the issued and outstanding equity interests of Fairford Holdings Limited, a Hong Kong limited liability company. Until we acquired Fairford, we had only nominal assets and liabilities and limited business operations. Although Fairford became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a "reverse merger" whereby Fairford is considered to be the accounting acquirer. As such, the following results of operations are those of Fairford.

         Fairford was organized in Hong Kong as a limited liability company on November 3, 2003. Fairford owns 90% of the equity interest of Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign joint venture (the "Joint Venture") established pursuant to the laws of the People's Republic of China ("PRC" or "China"). The Joint Venture is a joint venture between Fairford and Ruili Group Co., Ltd. (the "Ruili Group").

         The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts. Its headquarters are located in the Ruian District of Wenzhou City, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies. Its major product lines include valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders. Some of those products were developed and are manufactured through affiliated companies of Ruili Group. Due to its leading position in the industry, the Chairman of the Ruili Group, Mr. Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China. Mr. Zhang is also Chairman and Chief Executive Officer of the Company. The Joint Venture was established in the PRC on March 4, 2004 as a sino-foreign joint venture company with limited liability by the Ruili Group and Fairford. Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital in the aggregate amount of US$7,100,000.

         In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the "Transferred Business"). This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machinery, and the assumption of short and long term borrowings, at a consideration of US$6,390,000. The consideration was based on a valuation by an independent PRC valuation firm. Fairford then injected these assets and liabilities as a capital contribution for its 90% interest in the Joint Venture. The Ruili Group also transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the relevant assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of such Business when it was owned by the Ruili Group.

         Pursuant to the formation of the Joint Venture, on January 17, 2004, the Ruili Group and Fairford signed a binding Joint Venture agreement (the "JV Agreement"). Pursuant to the JV Agreement, the Board of Directors consists of three directors; Fairford has the right to designate two members of the board and the Ruili Group has the right to designate one member. The majority of the Board has decision making authority with respect to operating matters. As a result, Fairford maintains operating control over the Joint Venture.

         As a result of the foregoing, through Fairford's 90% interest in the Joint Venture, the Company manufactures and distributes automotive air brake valves and hydraulic brake valves in China and internationally for use primarily in vehicles weighing over three tons, such as trucks, vans and buses. There are thirty-six categories of valves with over eight hundred different specifications. Management believes that it is the largest manufacturer of automotive brake valves in China.


                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a description of accounting policies, which we consider critical to the preparation and understanding of our financial statements. In addition, certain amounts included in or affecting our financial statements and related disclosure must be estimated, which requires us to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Actual results may differ from these estimates under different assumptions or conditions. The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our consolidated financial statements. We believe that the following critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements. We evaluate these policies on an ongoing basis, based upon historical results and experience, consultation with experts, trends and other methods we consider reasonable in the particular circumstances, as well as our forecasts as to how these might change in the future.




ACCOUNTING METHOD

The Company uses the accrual method of accounting which recognizes revenues when earned and expenses when incurred.



TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents trade receivables, net of allowances for doubtful accounts. Trade receivables from credit sales have general credit terms ranging from 45-60 days. The allowances are calculated based on review of individual customer accounts.



INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

INCOME TAXES

Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.



REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured. Revenues consist of the invoice value of the sale of goods and services net of value added tax , rebates and discounts. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: City Development Tax and Education Tax.

The Company does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company for the three and six months ended June 30, 2004 and 2003 respectively are included in selling and administrative expenses in the accompanying consolidated statements of income.



CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.


SALES

Sales for the three months ended June 30, 2004 increased by US$3,354,037 or 42% to US$11,340,173 from US$7,986,136 for the three months ended June 30, 2003, primarily as a result of the increase in the volume of our products shipped. The total number of units of valves we shipped increased by 38.51%, from 805,000 units to 1,115,000 units between these two periods. The average price of our products per unit increased modestly from US$9.95 per unit to US$10.21 per unit. Two factors contribute to the increase in the sales: (1) There was an increase in export sales by 48.21% from US$1,580,965 to US$2,343,176 between two periods and (2) There was an increase in domestic auto sales in China due to the increase in demand from the repair market and from OEM manufacturers. Total sales from domestic market increased by 48.38% from US$6,405,171 to US$8,996,997 between these two periods.

COST OF SALES

Cost of sales for the three months ended June 30, 2004 increased to US$8,686,430 from US$6,253,243 for the three months ended June 30, 2003. The increase in cost of sales was due to the increase in sales. Material costs for the three months ended June 30, 2004 was US$5,836,134 or 51.28% of sales compared to US$3,903,741 or 48.7% of sales for the three months ended June 30, 2003. The increase in material costs was due to the increase in sales. The increase in material costs as a percentage of sales occurred because the pricing for the major raw materials, such as steel and aluminum, increased by more than 20% at the year-end of 2003. We have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design. The price of major raw material has fallen and is expected to decrease further this year as a result of the PRC government tightening new credit creation starting April, 2004 to cool down the economy. (For example, the price of steel and iron fell 10% as compared with early 2004).

GROSS PROFIT

Gross profit for the three  months ended June 30, 2004  increased by $920,850 or
53.14 % to US$2,653,743 from US$1,732,893 for the three months ended June 30, 2003. This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market. Gross margin improved slightly from 21.7% for the three months ended June 30, 2003 to 23.48% for the three months ended June 30, 2004. The improvement in the gross margin, despite the increase in the raw material pricing, was due to modest increase in the selling price, and better cost management, such as optimizing production process and better structural design of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2004 was US$1,227,002 or 10.82% of sales compared to US$664,782 or 8.32% of sales for the three months ended June 30, 2003. The increase in selling, general and administrative expenses as a percentage of sales occurred primarily because of legal, accounting, investor relations fees, and other related expenses incurred in connection with the reverse acquisition. The total cost associated with the reverse acquisition was approximately US$700,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased by US$72,691 to US$38,897 during the three months ended June 30, 2004 from $111,588 for the three months ended June 30, 2003. The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with the building owned by the Company's predessor. Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at an annual rental of US$439,000, resulting in rental expenses amounting to less than the depreciation expense.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2004 decreased by US$85,283 to US$76,267 from US$161,550 for the three months ended June 30, 2003. The decrease in interest expense is due to the decrease in total debt.

OTHER INCOME

There was no other income for the three month ended June 30, 2004. For the three months ended June 30, 2003, the other income was US$379,395. This was primarily due to the tax rebate and interest expense subsidy from the local government to SORL Auto Parts, Inc. for its investments in upgrading its technology.

INCOME TAX

There was no income tax for the three months ended June 30, 2004 compared with income tax of US$131,547 for the three months ended June 30, 2003. As a result of SORL Auto Parts, Inc. obtaining its foreign joint-venture status in 2004, it is exempted from income tax.

MINORITY INTEREST

Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$131,428 and US$115,441 for three months ended June 30, 2004 and 2003, respectively.

NET INCOME

The net income for the three months ended June 30, 2004 increased by US$143,891, or 14% to a net income of US$1,182,859 from a net income of US$ 1,038,968 for the three months ended June 30, 2003 due to the factors discussed above. The reason for the slower growth of net income compared with more than 40% of growth in sales is mainly due to two reasons: 1) There was a one-time expense of approximately US$700,000 incurred in connection with the reverse acquisition for the three months ended June 30, 2004; and 2) There is a one-time subsidy from the local government of around US$400,000 for the three months ended June 30, 2003.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.


SALES

Sales for the six months ended June 30, 2004 increased by US$6,200,233 or 43.63% to US$20,409,618 from US$14,209,385 for the six months ended June 30, 2003, primarily as a result of the increase in the volume of our products shipped. The total number of units of valves we shipped increased by 38.62%, from 1.45 million units to 2.01 million units between these two periods. The average price of our products per unit increased modestly from US$9.83 per unit to US$10.19 per unit.
Two factors contribute to the increase in the sales: (1) There was an increase in export sales by 118.25% from US$2,451,839 to US$5,351,081 between two periods, and (2) There was an increase in domestic auto parts sales in China due to an increase in the demand for auto parts from the repair market and from OEM manufacturers. Total sales from the domestic market increased by 28.08%, from US$11,757,546 to US$15,058,537 between these two periods.

COST OF SALES

Cost of sales for the six months ended June 30, 2004 increased to US$15,525,677 from US$11,173,632 for the six months ended June 30, 2003. The increase in cost of sales was due to the increase in sales. Material costs for the six months ended June 30, 2004 was US$10,712,951 or 52.3% of sales compared to US$7,030,639 or 49.3% of sales for the six months ended June 30, 2003. The increase in material costs was due to the increase in sales. The increase in material costs as a percentage of sales occurred because the pricing for the major raw materials, such as steel and aluminum, increased by more than 20% at the year-end of 2003. We have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design. Also, the price of major raw material has fallen since the second quarter of 2004 and is expected to decrease further this year as a result of the PRC government tightening new credit creation starting April, 2004 to cool down the economy. (For example, the price of steel and iron fell 10% as compared with early 2004).

GROSS PROFIT

Gross profit for the six months ended June 30, 2004 increased by $1,848,188 or 60.88% to US$4,883,941 from US$3,035,753 for the six months ended June 30, 2003. This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market. Gross margin improved slightly from 21.36% for the six months ended June 30, 2003 to 23.93% for the six months ended June 30, 2004. The improvement in the gross margin, despite the increase in the raw material pricing, was due to modest increase in the selling price, and better cost management, such as optimizing production process and better structural design of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2004 was US$2,421,045 or 11.86% of sales compared to US$1,385,702 or 9.75% of sales for the six months ended June 30, 2003. The increase in selling, general and administrative expenses as a percentage of sales, occurred primarily due to legal, accounting and investor relations fees, and other related expenses incurred in connection with the reverse acquisition. The total cost associated with the reverse acquisition was approximately US$700,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense during the six months ended June 30, 2004 decreased by US$104,023 to US$125,437 from US$229,460 during the six months ended June 30, 2003. The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with a building owned by the Company's predecessor. Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at a annual rental of US$439,000, resulting in rental expenses amounting to less then depreciation expense.

INTEREST EXPENSE

Interest expense decreased by US$131,264 from $287,439 for the six months ended June 30, 2003 to US$156,175 for the six months ended June 30, 2004. The decrease in interest expense is due to the decrease in total debt.

OTHER INCOME

There is no other income for the six months ended June 30, 2004. For the six months ended June 30, 2003, the other income was US$515,620. This was primarily due to the tax rebate and interest expense subsidy from the local government to SORL Auto Parts, Inc. for its investments in upgrading its technology.

INCOME TAX

There was no income tax for the six months ended June 30, 2004 compared with income tax of US$234,056 for the six months ended June 30, 2003. As a result of SORL Auto Parts, Inc. obtaining its foreign joint-venture status in 2004, it is exempted from income tax.

MINORITY INTEREST

Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$227,053 and US$164,418 for six months ended June 30, 2004 and 2003, respectively.

NET INCOME

The net income for the six months ended June 30, 2004 increased by US$626,358, or 42% to US$ 2,043,481 from a net income of US$ 1,479,758 for the six months ended June 30, 2003 due to the factors discussed above. The company would have enjoyed a much higher growth in the net income if the following two factors were excluded: 1) There was a one-time expense of approximately US$700,000 incurred in connection with the reverse acquisition for the six months ended June 30, 2004; and 2) There is a one-time subsidy from the local government of around US$400,000 for the six months ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded capital requirements through cash flow from operations. As of June 30, 2004 we had a cash balance of approximately $207,500 and a working capital surplus of approximately $4,397,500. Management believes that the Company's working capital is sufficient to cover capital requirements during the next 12 months.

 In addition, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources


ITEM 3.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.

         Our chief executive officer and chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b)      Changes in Internal Controls.

         During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         On May 10, 2004, the Registrant acquired all of the issued and outstanding equity interests of Fairford Holdings Limited, a Hong Kong limited liability company ("Fairford"). As consideration for the shares of Fairford, the Registrant issued 1,000,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") which were convertible into an aggregate of the 194,305,800 shares of the common stock of the Registrant. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. A report on Form 8-K related to this matter was filed with the Securities and Exchange Commission on May 24, 2004.

         On July 15, 2004, pursuant to the terms of the Certificate of Designations for the Series A Preferred, the conversion ratio on the Series A Preferred was reduced as a result of a one (1) for fifteen (15) reverse stock split. As a result the number of shares issuable upon conversion of the Series A Preferred was 12,953,720.

         On July 16, 2004, all of the issued and outstanding shares of Series A Preferred were converted into 12,953,720 shares of the Registrant's common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

         On May 15, 2004, the Registrant's authorized voting stock consisted of 4,928,000 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock entitled to vote on the matters discussed below. Each share of common stock was entitled to one vote and each share of Series A Preferred Stock was entitled to one hundred ninety-four votes per share. The majority of the stockholders representing 74.9% of the issued and outstanding shares of Series A Convertible Preferred Stock, consented in writing to, (i) amend the Certificate of Incorporation to effect a one (1) for fifteen (15) reverse stock split of the Company's outstanding shares of common stock; and (ii) Amend the Certificate of Incorporation, to change the name of the Company from The Enchanted Village, Inc. to SORL Auto Parts, Inc.

         The name change and the reverse stock split were effected on July 15, 2004. A Definitive Information Statement on Schedule 14C related to this matter was filed with the Securities and Exchange Commission on June 21, 2004.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

               31.1 ertification of the Chief Executive  pursuant to Section 302 of the  Carbanes-Oxley  Act of 2002

               31.2 Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 ertification of the Chief Executive under Section 906 of the
                    Sarbanes-Oxley Act Cf 2002 o 32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K

               April  4,  2004 - Item 4
               April 8,  2004 - Items 5 and 7
               May 24,  2004 - Items 1, 2, 5, 7 and 8


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SORL AUTO PARTS, INC.
Dated: August 16, 2004

                                                 /s/ Xiao Ping Zhang
                                                 -------------------------------
                                                 Name:  Xiao Ping Zhang
                                                 Title: Chief Executive Officer