Form 10QSB
period 2004-09-30
SORL Auto Parts Inc
filed 2004-11-15
CIK 714284

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or

|_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the Transition Period From                      to
                                     --------------------    -------------------

                         Commission File number 0-024828

                          ----------------------------

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

                                 86-21-6440-1678
                           (Issuer's telephone number)

                           --------------------------


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

             As of November 15, 2004 there were 17,881,720 shares of
                            Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

================================================================================

                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION (unaudited)

Item 1.   Consolidated Financial Statements: (unaudited)

          Consolidated Balance Sheet as of September 30, 2004

          Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003

          Consolidated Statements of Cash Flows for the nine month periods ended
            September 30, 2004 and September 30, 2003

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

Item 6.   Exhibits

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                                   September 30,
                                                                        2004
                                                                    -----------

CURRENT ASSETS
     Cash and cash equivalents                                      $   475,077
     Trade receivables, net of provisions                            14,946,186
     Notes Receivable                                                 1,466,320
     Inventory                                                        2,212,606
     Prepayments                                                        880,512
                                                                    -----------
                                                                     19,980,701
TOTAL CURRENT ASSETS
                                                                    -----------

OTHER ASSETS

     Intangible Assets                                                   41,566
                                                                    -----------


PROPERTY, PLANT AND EQUIPMENT, NET                                    5,211,781
                                                                    -----------


TOTAL ASSETS                                                        $25,234,048
------------                                                        ===========


    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                                  BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                   September 30,
                                                                       2004

CURRENT LIABILITIES
     Accounts payable                                              $  4,264,738
     Deposit received from customers                                  3,077,884
     Bank loans                                                       3,614,458
     Accrued Expenses                                                 4,182,146
     Income Taxes Payable                                                46,040
                                                                   ------------
                                                                     15,185,266
TOTAL CURRENT LIABILITIES
                                                                   ------------

LONG-TERM LIABILITIES                                                        --
                                                                   ------------

TOTAL LIABILITIES                                                    15,185,266

MINORITY INTEREST                                                     1,004,878

SHAREHOLDERS' EQUITY
     Convertible Preferred Stock, 5,000,000
         Authorized $1 Par Value, -0-
         Issued and Outstanding                                              --
     Common Stock, 50,000,000 Authorized
         $.002 Par Value 17,881,720 Issued and Outstanding               35,763
     Additional paid-in capital                                       6,340,350
     Retained Earnings                                                2,667,791
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY                                            9,043,904
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 25,234,048
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                         Three months ended              Nine months ended
                                            September 30                    September 30

                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------
SALES                               $ 12,564,921    $  8,991,105    $ 32,974,540    $ 23,200,491

COST OF SALES                          9,683,548       7,061,692      25,209,226      18,235,325
                                    ------------    ------------    ------------    ------------

GROSS PROFIT                           2,881,373       1,929,413       7,765,314       4,965,166

SELLING AND DISTRIBUTION
     EXPENSES                            605,317         791,949       1,618,192       1,730,190

GENERAL AND ADMINISTRATIVE
     EXPENSES                            535,070         283,134       1,943,240         730,595

FINANCE COSTS                             77,936         181,879         234,111         469,318
                                    ------------    ------------    ------------    ------------

INCOME FROM
     OPERATIONS                        1,663,050         672,451       3,969,771       2,035,063

OTHER INCOME                                  --         120,645              --         636,265

OTHER EXPENSES                            13,125           1,631          49,312           1,631
                                    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME
     TAXES                             1,649,925         791,465       3,920,459       2,669,697

INCOME TAXES
     CURRENT                                  --         148,100              --         382,156
                                    ------------    ------------    ------------    ------------

NET INCOME BEFORE
     MINORITY INTEREST                 1,649,925         643,365       3,920,459       2,287,541

MINORITY INTEREST                       (164,993)        (64,337)       (392,046)       (228,754)
                                    ------------    ------------    ------------    ------------

NET INCOME ATTRIBUTABLE
     TO SHAREHOLDERS
                                    $  1,484,932    $    579,028    $  3,528,413    $  2,058,967
                                    ============    ============    ============    ============

NET INCOME PER SHARE
     BASIC AND DILUTED              $       0.09    $       0.11    $       0.34    $       0.42
                                    ------------    ------------    ------------    ------------


    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                             STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                        Nine months ended September 30,
                                                             2004            2003
                                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES :
  Net Income                                             $  3,528,413    $  2,058,967
  Minority Interest                                           392,046         228,754
  Adjustments To Reconcile Net Income To Net
       Cash Provided By Operating Activities:
       Depreciation                                           792,816         929,465
      (Increase)/Decrease In Assets:
       Inventory                                             (375,606)     (1,319,688)
       Trade Receivables, Net Of Provisions                (1,450,269)      6,699,085
       Prepayments, Deposits, And Other Current Assets      9,764,372        (925,635)
  Increase/(Decrease) In Liabilities :
       Trade Payables                                     (11,626,262)     (3,376,000)
       Other Payables And Accrued Expenses                 (5,588,347)     (3,456,000)
       Deposit Received From Customers                      3,077,884              --
       Taxes Payable                                          (75,960)       (100,000)
                                                         ------------    ------------
Net Cash Provided By/(Used In) Operating Activities        (1,560,913)        738,948
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition of Property, Plant And Equipment         (1,501,401)             --
      Notes Receivable                                     (1,466,320)             --
      Intangible Assets                                       (31,566)        (21,081)
                                                         ------------    ------------
Net Cash Used In Investing Activities                      (2,999,287)        (21,081)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds From Bank Loans                              4,819,277      (3,370,687)
      Capital Contributions From Owner's                           --       1,361,071
       Proceeds From Shareholders' Loan                            --       1,317,749
                                                         ------------    ------------
Net Cash (Used In)/Provided By Financing Activities         4,819,277        (691,867)
                                                         ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       259,077         (26,000)
                                                         ------------    ------------

Cash and Cash Equivalents, Beginning Of Period                216,000          26,000
                                                         ------------    ------------

Cash and Cash Equivalents, End Of Period                      475,077              --
                                                         ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
      Interest Paid                                      $    243,634    $    477,852
                                                         ============    ============
      Taxes Paid                                         $     75,960    $    482,156
                                                         ============    ============


    The accompanying notes are an integral part of the financial statements.

SORL AUTO PARTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED
                               September 30, 2004
                      ------------------------------------

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

      NOTE 4 - EARNING PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no common stock equivalents at September 30, 2004 or September 30, 2003.

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

No provision for PRC profits tax has been made as SORL Auto Parts did not have any assessable profits for the three and nine months ended September 30, 2004. SORL Auto Parts achieved foreign joint venture status in 2004 which entitled it to exempt status

      NOTE 7 - SUBSEQUENT EVENTS

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

The Company does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company for the three and nine months ended September 30, 2004 and 2003 respectively are included in selling and administrative expenses in the accompanying consolidated statements of income.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003.

Sales

Sales for the three months ended September 30, 2004 increased by US$3,573,816 or 39.8% to US$12,564,921 from US$8991,105 for the three months ended September 30, 2003, primarily as a result of the increase in the volume of our products shipped. The total number of units of valves we shipped increased by 31.6%, from 905,000 units to 1,231,000 units between these two periods. The average price of our products per unit increased modestly from US$9.96 per unit to US$10.23 per unit.

Two factors contribute to the increase in the sales: (1) There was an increase in export sales by 112.18% from US$1,807,000 to US$3,834,000 between two periods and (2) There was an increase in domestic auto sales in China due to the increase in demand from the repair market and from OEM manufacturers. Total sales from domestic market increased by 21.6% from US$7,209,000 to US$8,765,000 between these two periods.

Cost of Sales

Cost of sales for the three months ended September 30, 2004 increased to US$9,683,548 from US$7,061,692 for the three months ended September 30, 2003. The increase in cost of sales was due to the increase in sales. Material costs for the three months ended September 30, 2004 was US$6,926,974 or 55.1% of sales compared to US$5,210,205 or 57.9% of sales for the three months ended September 30, 2003. The increase in material costs was due to the increase in sales. The decrease in material costs as a percentage of sales occurred because we have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design. In addition, the price of major raw material has fallen and is expected to decrease further this year as a result of the PRC government tightening new credit creation starting April, 2004 to cool down the economy. (For example, the price of steel and iron fell 10% as compared with early 2004).

Gross profit

Gross profit for the three months ended September 30, 2004 increased by $351,960 or 18.2 % to US$2,881,373 from US$1,929,413 for the three months ended September 30, 2003. This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market. Gross margin improved slightly from 21.5% for the three months ended September 30, 2003 to 22.9% for the three months ended September 30, 2004. The improvement in the gross margin, despite the increase in the raw material pricing, was due to modest increase in the selling price, and better cost management, such as optimizing production process and better structural design of our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2004 was US$1,140,387 or 9.1% of sales compared to US$1,075,083 or 12.0% of sales for the three months ended September 30, 2003. The decrease in selling, general and administrative expenses as a percentage of sales was due primarily to the economies of scale resulting from the increase in sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by US$37,574x to US$31,863 during the three months ended September 30, 2004 from $69,437 for the three months ended September 30, 2003. The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with the building owned by the Company's predecessor. Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at an annual rental of US$439,000, resulting in rental expenses amounting to less than the depreciation expense.

Interest expense

Interest expense for the three months ended September 30, 2004 decreased by US$103,943 to US$77,936 from US$181,879 for the three months ended September 30, 2003. The decrease in interest expense is due to the decrease in total debt.

Other income

There was no other income for the three month ended September 30, 2004. For the three months ended September 30, 2003, the other income was US$120,645. This was primarily due to the tax rebate and interest expense subsidy from the local government to SORL Auto Parts, Inc. for its investments in upgrading its technology.

Income tax

There was no income tax for the three months ended September 30, 2004 compared with income tax of US$148,100 for the three months ended September 30, 2003. As a result of SORL Auto Parts, Inc. obtaining its foreign joint-venture status in 2004, it is exempted from income tax.

Minority Interest

Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$164,993 and US$64,337 for three months ended September 30, 2004 and 2003, respectively.

Net Income

The net income for the three months ended September 30, 2004 increased by US$905,904, or 156% to a net income of US$1,484,932 from a net income of US$ 579,028 for the three months ended September 30, 2003 due to the factors discussed above.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003.

Sales

Sales for the nine months ended September 30, 2004 increased by US$9,774,049 or 42.1% to US$32,974,540 from US$23,200,491 for the nine months ended September 30, 2003, primarily as a result of the increase in the volume of our products shipped. The total number of units of valves we shipped increased by 38.62%, from 1.45 million units to 2.01 million units between these two periods. The average price of our products per unit increased modestly from US$9.83 per unit to US$10.19 per unit. Two factors contribute to the increase in the sales: (1) There was an increase in export sales by xxx.xx% from US$x,xxx,xxx to US$x,xxx,xxx between two periods, and (2) There was an increase in domestic auto parts sales in China due to an increase in the demand for auto parts from the repair market and from OEM manufacturers. Total sales from the domestic market increased by xx.xx%, from US$xx,xxx,xxx to US$xx,xxx,xxx between these two periods.

Cost of Sales

Cost of sales for the nine months ended September 30, 2004 increased to US$25,209,226 from US$18,235,325 for the nine months ended September 30, 2003. The increase in cost of sales was due to the increase in sales. Material costs for the nine months ended September 30, 2004 was US$xx,xxx,xxx or xx.x% of sales compared to US$x,xxx,xxx or xx.x3% of sales for the nine months ended September 30, 2003. The increase in material costs was due to the increase in sales. The increase in material costs as a percentage of sales occurred because the pricing for the major raw materials, such as steel and aluminum, increased by more than xx% at the year-end of 2003. We have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design. Also, the price of major raw material has fallen since the second quarter of 2004 and is expected to decrease further this year as a result of the PRC government tightening new credit creation starting April, 2004 to cool down the economy. (For example, the price of steel and iron fell 10% as compared with early 2004).

Gross profit

Gross profit for the nine months ended September 30, 2004 increased by $2,800,148 or 56.4% to US$7,765,314 from US$4,965,166 for the nine months ended
September 30, 2003. This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market. Gross margin improved slightly from 21.4% for the nine months ended September 30, 2003 to 23.5% for the nine months ended September 30, 2004. The improvement in the gross margin, despite the increase in the raw material pricing, was due to modest increase in the selling price, and better cost management, such as optimizing production process and better structural design of our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2004 was US$3,561,432 or 10.8% of sales compared to US$2,460,785 or 10.6% of sales for the nine months ended September 30, 2003. The slight increase in selling, general and administrative expenses as a percentage of sales, occurred primarily due to legal, accounting and investor relations fees, and other related expenses incurred in connection with the reverse acquisition.

Depreciation and Amortization

Depreciation and amortization expense during the nine months ended September 30, 2004 decreased by US$141,597 to US$157,300 from US$298,897 during the nine months ended September 30, 2003. The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with a building owned by the Company's predecessor. Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at a annual rental of US$439,000, resulting in rental expenses amounting to less then depreciation expense.

Interest Expense

Interest expense decreased by US$235,207 from $469,318 for the nine months ended September 30, 2003 to US$234,111 for the nine months ended September 30, 2004. The decrease in interest expense is due to the decrease in total debt.

Other Income

There is no other income for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the other income was US$636,265. This was primarily due to the tax rebate and interest expense subsidy from the local government to SORL Auto Parts, Inc. for its investments in upgrading its technology.

Income Tax

There was no income tax for the nine months ended September 30, 2004 compared with income tax of US$382,156 for the nine months ended September 30, 2003. As a result of SORL Auto Parts, Inc. obtaining its foreign joint-venture status in 2004, it is exempted from income tax.

Minority Interest

Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$392,046 and US$228,754 for nine months ended September 30, 2004 and 2003, respectively.

Net Income

The net income for the nine months ended September 30, 2004 increased by US$1,469,446, or 71.4% to US$ 3,528,413 from a net income of US$ 2,058,967 for the nine months ended September 30, 2003 due primarily attributed to the increase in sales, and the resulting economies of scale.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded capital requirements through cash flow from operations. As of September 30, 2004 we had a cash balance of approximately $475,077 and a working capital surplus of approximately $4,795,400. Management believes that the Company's working capital is sufficient to cover capital requirements during the next 12 months.

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

        None.

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

Item 5. Other Information.

        None.


Item 6. Exhibits.

31.1 Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 15, 2004                        SORL AUTO PARTS, INC.


                                                --------------------------------
                                                Name: Xiao Ping Zhang
                                                Title: Chief Executive Officer