Form 10QSB/A
period 2004-09-30
SORL Auto Parts Inc
filed 2004-11-29
CIK 714284

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 Yes |_| No |X|

             As of November 15, 2004 there were 13,282,253 shares of
                            Common Stock outstanding.

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

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                                  BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                   September 30,
                                                                       2004

CURRENT LIABILITIES
     Accounts payable                                              $  4,264,738
     Deposit received from customers                                  3,077,884
     Bank loans                                                       3,614,458
     Accrued Expenses                                                 4,182,146
     Income Taxes Payable                                                46,040
                                                                   ------------
                                                                     15,185,266
TOTAL CURRENT LIABILITIES
                                                                   ------------

LONG-TERM LIABILITIES                                                        --
                                                                   ------------

TOTAL LIABILITIES                                                    15,185,266

MINORITY INTEREST                                                     1,004,878

SHAREHOLDERS' EQUITY
     Convertible Preferred Stock, 5,000,000
         Authorized $1 Par Value, -0-
         Issued and Outstanding                                              --
     Common Stock, 50,000,000 Authorized
         $.002 Par Value 13,282,253 Issued and Outstanding               35,763
     Additional paid-in capital                                       6,340,350
     Retained Earnings                                                2,667,791
                                                                   ------------

TOTAL SHAREHOLDERS' EQUITY                                            9,043,904
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 25,234,048
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                              SORL AUTO PARTS, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                 (FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                         Three months ended              Nine months ended
                                            September 30                    September 30

                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------
SALES                               $ 12,564,921    $  8,991,105    $ 32,974,540    $ 23,200,491

COST OF SALES                          9,683,548       7,061,692      25,209,226      18,235,325
                                    ------------    ------------    ------------    ------------

GROSS PROFIT                           2,881,373       1,929,413       7,765,314       4,965,166

SELLING AND DISTRIBUTION
     EXPENSES                            605,317         791,949       1,618,192       1,730,190

GENERAL AND ADMINISTRATIVE
     EXPENSES                            535,070         283,134       1,943,240         730,595

FINANCE COSTS                             77,936         181,879         234,111         469,318
                                    ------------    ------------    ------------    ------------

INCOME FROM
     OPERATIONS                        1,663,050         672,451       3,969,771       2,035,063

OTHER INCOME                                  --         120,645              --         636,265

OTHER EXPENSES                            13,125           1,631          49,312           1,631
                                    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME
     TAXES                             1,649,925         791,465       3,920,459       2,669,697

INCOME TAXES
     CURRENT                                  --         148,100              --         382,156
                                    ------------    ------------    ------------    ------------

NET INCOME BEFORE
     MINORITY INTEREST                 1,649,925         643,365       3,920,459       2,287,541

MINORITY INTEREST                       (164,993)        (64,337)       (392,046)       (228,754)
                                    ------------    ------------    ------------    ------------

NET INCOME ATTRIBUTABLE
     TO SHAREHOLDERS
                                    $  1,484,932    $    579,028    $  3,528,413    $  2,058,967
                                    ============    ============    ============    ============

NET INCOME PER SHARE
     BASIC AND DILUTED              $       0.12    $       0.11    $       0.48    $       0.42
                                    ------------    ------------    ------------    ------------


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

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003.

Sales

Sales for the nine months ended September 30, 2004 increased by US$9,774,049 or 42.1% to US$32,974,540 from US$23,200,491 for the nine months ended September 30, 2003, primarily as a result of the increase in the volume of our products shipped. The total number of units of valves we shipped increased by 38.62%, from 1.45 million units to 2.01 million units between these two periods. The average price of our products per unit increased modestly from US$9.83 per unit to US$10.19 per unit. Two factors contribute to the increase in the sales: (1) There was an increase in export sales by 103.73% from US$8,691,047 to US$4,265,955 between two periods, and (2) There was an increase in domestic auto parts sales in China due to an increase in the demand for auto parts from the repair market and from OEM manufacturers. Total sales from the domestic market increased by 42.13%, from US$33,066,168 to US$23,264,959 between these two periods.

Cost of Sales

Cost of sales for the nine months ended September 30, 2004 increased to US$25,209,226 from US$18,235,325 for the nine months ended September 30, 2003. The increase in cost of sales was due to the increase in sales. Material costs for the nine months ended September 30, 2004 was US$17,639,925 or 53.34% of sales compared to US$12,240,844 or 52.61% of sales for the nine months ended September 30, 2003. The increase in material costs was due to the increase in sales. The increase in material costs as a percentage of sales occurred because the pricing for the major raw materials, such as steel and aluminum, increased by more than 20% at the year-end of 2003. We have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design. Also, the price of major raw material has fallen since the second quarter of 2004 and is expected to decrease further this year as a result of the PRC government tightening new credit creation starting April, 2004 to cool down the economy. (For example, the price of steel and iron fell 10% as compared with early 2004).

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


Dated: November 29, 2004                        SORL AUTO PARTS, INC.

                                                /s/ Xiao Ping Zhang
                                                --------------------------------
                                                Name: Xiao Ping Zhang
                                                Title: Chief Executive Officer