Form 10KSB
period 2004-12-31
SORL Auto Parts Inc
filed 2005-03-31
CIK 714284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - DECEMBER 31, 2004 OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

                         Commission file number 0-024828

                              SORL AUTO PARTS, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                     30-0091294
(State or Other jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                              NO. 1169 YUMENG ROAD
                       RUIAN ECONOMIC DEVELOPMENT DISTRICT
                          RUIAN CITY, ZHEJIANG PROVINCE
                           PEOPLE'S REPUBLIC OF CHINA
         (Address of Principal Executive Offices, including zip code.)

                                 86-21-6440-1678
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
    NONE                            NONE

Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS             COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State  issuer's  revenues for its most fiscal year  DECEMBER  31,  2004:  $46.8
MILLION

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. AS OF MARCH 18TH, 2005, THE VALUE WAS $13.2 MILLION.

State the number of shares outstanding of each of the issuer's classes of common equity, as of MARCH 18TH, 2005: 13,285,867

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

ITEM 2.        DESCRIPTION OF PROPERTY.

ITEM 3.        LEGAL PROCEEDINGS.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL PLAN OF
               OPERATION.

ITEM 7.        FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.       CONTROLS AND PROCEDURES.

ITEM 8B.       OTHER INFORMATION.


                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 10.       EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      SORL Auto Parts, Inc. (the "Registrant" or the "Company") was incorporated in Delaware in March 1982 under the name The Enchanted Village, Inc. As the result of the May 10, 2004 Acquisition (discussed below) of Fairford Holdings Limited, a Hong Kong limited liability company ("Fairford"), the Registrant is now in the business of manufacturing and distributing automotive air brake valves and hydraulic brake valves primarily in China to automotive original equipment manufacturers, or OEMs, and related aftermarkets for use in vehicles weighing over three tons, such as trucks, vans and buses.

COMPANY HISTORY

      GENERAL

      In April 2002, two shareholders commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders. In May 2002, the Court of Chancery, acting in accordance with Section 211 of the General Company Law of Delaware, ordered an annual meeting of the Registrant's stockholders. The meeting was duly noticed in accordance with the order of the Court of Chancery and held in Wilmington Delaware in June 2002. The Court of Chancery's order provided that notwithstanding the quorum requirements of the Registrant's Bylaws, the stockholders who attended the meeting in person would constitute a quorum for the election of directors. The only action taken at the meeting was the election of three new directors who assumed office immediately after the meeting. A meeting of the newly elected board of directors was called and held immediately after the completion of the stockholders' meeting. At this meeting, the newly elected board voted to revive the Registrant's charter in accordance with Delaware law and amend the Bylaws to permit a single member board of directors. Immediately thereafter, two members of the board resigned and the sole remaining director determined that it was in the best interests of the Registrant and its shareholders that it be recapitalized and that a plan be developed and implemented to restructure the Company.

      In 2002, a Certificate of Revival and Restoration of the Registrant's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware resulting in the Registrant again being duly organized, validly existing and in good standing under the laws of the State of Delaware.

      In November 2003, the Registrant agreed to sell 500,000 shares of common stock to Keating Reverse Merger Fund LLC ("KRM"). Concurrently, the Registrant's sole director, together with other principal shareholders, converted certain debt owed to them to equity. Immediately thereafter these individuals sold 3,502,700 shares of the Registrant's common stock owned by them to KRM; the sole officer of the Registrant resigned; and Kevin R. Keating was named President and a director nominee, resulting in a change of control of the Registrant. As a result of the foregoing, KRM owned 4,002,700 shares or 90.3% of the then issued and outstanding common stock of the Registrant. For more information regarding the foregoing please refer to the Registrant's Current Report on Form 8-K filed with the Commission on November 24, 2003.

      ACQUISITION OF FAIRFORD

      In May 2004, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of April 4, 2004, by and among the Registrant, Keating Reverse Merger Fund, LLC (the "Shareholder"), Xiao Ping Zhang, Xiao Feng Zhang and Shuping Chi (collectively, the "Fairford Sellers"); and Fairford, the Registrant acquired from the Sellers (the "Acquisition") all of the issued and outstanding equity interests of Fairford (the "Fairford Shares"). As consideration for the Fairford Shares, the Registrant issued 1,000,000 shares of its Series A Convertible Preferred Stock, which were convertible into an aggregate of the 194,305,800 shares of common stock. The consideration for the Acquisition was determined through arms length negotiations between the management and the Fairford Sellers. As a result of the Acquisition, the Fairford Sellers held approximately 97.5% of our common stock on an as converted basis.

      Upon the closing of the Acquisition, Kevin R. Keating resigned as President, Secretary Chief Financial Officer and sole Director of the Registrant. Effective May 7, 2004, Xiao Ping Zhang, Xiao Feng Zhang, and Guang Kang Chang began serving their terms as members of the Registrant's Board of Directors. The newly elected directors appointed Xiao Ping Zhang as the Chairman and Chief Executive Officer, Xiao Feng Zhang as the Chief Operating Officer and Zong Yun Zhou as the Chief Financial Officer.

      All references in this report to "SORL," the "Registrant," the "Company," "we," "our" and "us" mean, unless the context indicates otherwise, (i) our predecessor, Fairford Holdings Limited, for the periods prior to May 10, 2004, the date the Acquisition was consummated, and (ii) the successor and registrant, SORL Auto Parts, Inc. that now owns and operates the automotive components manufacturing business of Fairford as a result of the Acquisition. In addition, when the context so requires, we use the term "predecessor" to refer to the historical operations of our predecessor prior to the Acquisition and "successor" to refer to our historical operations following the Acquisition, and we use the terms "we," "our" and "us" to refer to the predecessor and the successor collectively. The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor and represent the financial statements of Transferred Business (defined below).

      CORPORATE GOVERNANCE

      In July 2004, the Registrant changed its name from The Enchanted Village, Inc. to SORL Auto Parts, Inc. The Registrant also effected a one (1) for fifteen
(15) reverse stock split and the Fairford Sellers converted their shares of Series A Convertible Preferred Stock into shares of common stock.

BUSINESS

      As a result of the Acquisition, through Fairford's 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign joint venture (the "Joint Venture"), established pursuant to the laws of the People's Republic of China ("PRC" or "China"), the Registrant manufactures and distributes automotive air brake valves and hydraulic brake valves primarily in China to automotive original equipment manufacturers, or OEMs, and related aftermarkets for use in vehicles weighing over three tons, such as trucks, vans and buses.

      The Joint Venture formed on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the "JV Agreement") by and between the Ruili Group Co., Ltd. (the "Ruili Group") and Fairford. The Ruili Group was incorporated in the PRC in 1987 and specializes in the development, production and sale of various kinds of automotive parts. The Joint Venture was established in the PRC on March 4, 2004 as a sino-foreign joint venture company, with limited liability, by the Ruili Group and Fairford. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $7,100,000.

      In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the "Transferred Business"). This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machinery, and the assumption of short and long term borrowings for a purchase price of $6,390,000. The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm. Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture. The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

      MANAGEMENT OF THE JOINT VENTURE AGREEMENT

      Pursuant to the terms of the JV Agreement, the Board of Directors of the Joint Venture consists of three directors; Fairford has the right to designate two members of the board and the Ruili Group has the right to designate one member and Fairford has the authority to appoint the Chairman of the Board. The majority of the Board has decision-making authority with respect to operating matters. As a result, Fairford maintains operating control over the Joint Venture. The term of the Joint Venture will expire on March 4, 2019.

      PRODUCTS

      Through the Joint Venture, the Registrant manufactures and distributes automotive air brake valves and hydraulic brake valves in China and internationally for use primarily in vehicles weighing over three tons, such as trucks, vans and buses. There are thirty-six categories of valves and over eight hundred different specifications. Management believes that it is the largest manufacturer of automotive brake valves in China.

      The Joint Venture obtained ISO9001/QS9000/VDA6.1 System Certificates in 2001 and in 2004 our products passed the ISO/TS 16949 System Certification conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH. The ISO/TS 16949 system was enacted by International Automotive Task Force and has obtained the recognition of the world's main automobile makers. Because we hold the above certificates, we are qualified to sell our products worldwide. We also warrant our products for 50,000 to 60,000 kilometers of use. Warranty expense has historically been immaterial.

      CUSTOMERS

      The Joint Venture sells its products to forty-two (42) vehicle manufacturers, including all of the truck manufacturers in China. As indicated, the valves are also widely used in buses. Typically, bus manufacturers purchase chasses from truck manufacturers, which already have the Joint Venture's air brake valves incorporated. In general, customers are divided into three groups: original equipment manufacturers ("OEM's") automobile manufacturers in China, aftermarket distributors, and international customers, accounting for approximately 47%, 26% and 27%, respectively, of our annual sales. The Joint Venture has long-term relationships with most of its OEM customers. In 2004, our three largest customers represented 31.26% of our total sales, among them First Auto Group (FAW) is among the top five largest automobile manufacturers in China. The following table sets forth information regarding our three largest customers:

                             LIST OF MAJOR CUSTOMERS

      NAME OF CUSTOMER                    PERCENTAGE OF TOTAL REVENUE FOR 2004

 FAW Qingdao Automobile Works                         18.83%

 First Auto Group Purchase Dept.                       6.95%

Liuzhou Special Auto Manufacturing                     5.48%
            Co. Ltd

      SALES AND MARKETING

      The in-house sales and marketing team consists of nineteen (19) individuals, fifteen (15) for domestic (PRC) sales and four for international sales. Products are sold under the "SORL" trademark, which the Joint Venture licenses on a royalty free basis, from the Ruili Group. The license expires in 2019. The Joint Venture has established long-term relationships with most of its OEM manufacturers. Normally, annual sales contracts with key customers are signed at the beginning of the calendar year and are revised as needed.

      The Joint Venture's products are also sold in the aftermarket for replacement purposes. Currently, we have a long-term relationship with those sales centers, established historically with Ruili Group. These centers sell only the Joint Venture's and the Ruili Group's products to over 800 distributors. For the international market, the Joint Venture partners with the Ruili Group through its international sales centers located in Australia and Dubai on the same terms as would be applicable to unrelated parties. The Joint Venture also actively participates in international trade shows at Paris, Frankfurt, Detroit and Las Vegas.

      DISTRIBUTION

      The Joint Venture ships finished products directly to OEM manufacturers and rents warehouse space from some of its key customers to provide on-site storage of finished products. Generally, the space is large enough to store one week's supply of finished goods. The products are distributed to the aftermarket customers through the network of twenty-seven (27) sales centers, which also function as the distribution centers for the respective region and center it covers.

      TECHNOLOGY

      The Joint Venture has access to the technical services and results and plans resulting from the Ruili Group's Research & Development center in Shanghai, which is currently under construction. The Joint Venture also has access to the technology resulting from the Ruili Group's three-year cooperation arrangement with the Tongji University, which is one of the leading universities in automotive engineering industry. This arrangement provides access to 92 technical personnel on a negotiated basis. The Joint Venture owns one Chinese patent which expires in 2012 covering an automotive clutch empower device. The Joint Venture has access to the general consulting advice and assistance on a project-by-project basis provided to the Ruili Group by Zhejiang University and Northern Communications University pursuant to which the Joint Venture receives.

      RAW MATERIAL

      We purchase various components and raw materials for use in our manufacturing processes. The principal raw materials we purchase are aluminum and steel. The price of steel has increased significantly in the past year, and management believes that it will continue to increase. The increases have had an adverse impact on gross margins, since some of the increases cannot be passed on to our customers. However, we have informal arrangements with several OEM manufacturers whereby we bundle our orders for steel thereby gaining volume discounts on the aggregate bundled purchase.

      Our three largest suppliers are Zhejiang Huaneng Aluminum Company Limited, Shanghai Longsheng Metal Material Company Limited and Shanghai Zhonglu Metal
Material Company Limited, which in the aggregate account for 27% of all components and raw materials purchased. Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to our OEM customer's orders and our own forecast for the aftermarket and international sales. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement from inventor surplus when the orders from customers change.

      For raw materials other than steel and aluminum, we normally maintain from one week up to one month of inventory at our warehouse.

      All components and raw materials are available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

      STRATEGIC PLAN

      The Joint Venture strategic plan is to maintain its market share in China through the following:

      o FOCUS ON QUALITY CONTROL AND COST REDUCTION. We believe that our products offer higher quality and more competitive pricing compared with our competitors in the automotive air brake valve and automotive hydraulic brake valve market in China. We have been able to grow at more than 30% per year in sales for the past three years and to maintain what management believes is a leading position in the industry. To sustain this competitive advantage and at the same time obtain higher profit margin, the Joint Venture plans to continue focusing on quality control and cost reduction.

      o INVEST IN THE NEXT GENERATION VALVE TECHNOLOGY. We plan to invest in the next generation valve technology such as anti-lock brake systems and electric brakes, which management believes has great market potential in China.

      o EXPAND PRODUCTION FACILITIES TO MEET FURTHER DEMAND. Management plans to acquire new facilities and procure new equipment Management also plans to increase the Joint Venture's sales force.

      o TARGET THE INTERNATIONAL MARKET. During 2004, approximately 27% of sales were generated from customers outside China. We believe our products are competitive in the international market. We plan to set up additional sales centers internationally. We also plan to actively seek strategic partnerships with international distributors and manufacturers.

      o EXPAND THROUGH STRATEGIC ALLIANCES AND ACQUISITION. We are exploring opportunities to create long-term growth through new joint ventures or acquisitions of other automotive parts manufacturers. We will seek acquisition targets that can be easily integrated into our product manufacturing and corporate management, or companies that have strong joint-venture partners that would become major customers.

      COMPETITION

      The automotive components industry in China is fragmented. There are many small manufacturers who mainly target the aftermarket. However, there are not many companies who have established national sales networks and close relationships with the leading OEM manufacturers. We believe that the key competitive factors in the automotive valve market are quality/pricing competitiveness, product selection, reliability, timeliness of delivery and effectiveness of customer service.

      We have three major competitors in China, KaFu, WeiMing and Wapco. Of these three competitors, the sales volumes of KaFu and WeiMing are substantially below those of the Joint Venture. Pricing of the products manufactured by KaFu and WeiMing are higher than the products manufactured by the Joint Venture. WanAn is a private company with similar cost structure and pricing levels. However, their current sales volume is still much lower than ours. In the international market, our largest competitor is Wapco and we believe our advantage over Wapco is our pricing.

DOING BUSINESS IN CHINA

      CHINA'S ECONOMY

      Management believes that the most important factor to understanding the Chinese automobile industry is the country's rapid economic growth. The strong demand in the auto sector has been, and will continue to be, underpinned by the desire of residents to improve their living standards, given significant increase in income levels. According to China's Statistics Bureau, China's GDP growth rate for 2003 and 2004 was 9.8% and 9.5% respectively. At present, China ranks as the world's sixth-largest economy, behind the US, Japan, Germany, the United Kingdom and France.

      Looking forward, the Chinese government and the International Monetary Fund forecast GDP growth in the region of 8% in 2005. Over the long term, China's accession to the World Trade Organization (WTO) is expected to accelerate the capital flow to China from other developed countries.

      THE CHINESE LEGAL SYSTEM

      The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

      Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

      ECONOMIC REFORM ISSUES

      Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-     We will be able to capitalize on economic reforms;

- The Chinese government will continue its pursuit of economic reform policies;

-     The economic policies, even if pursued, will be successful;

-     Economic policies will not be significantly altered from time to time; and

- Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

      To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

      The Registrant currently employs 872 persons: 23 for quality control, 32 technical staff, 36 sales staff, 752 production workers and 29 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to five years of employment and hourly workers agree to three years. These agreements bind the employee but not the company and provide that when an employee quits he forfeits one month's salary to the company.

      The Joint Venture is subject to the Sino-foreign Equity Joint Venture Enterprise Labour Management Regulations. In compliance with those regulations, the Joint Venture's management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees. The Joint Venture will, as required by law, establish special funds for enterprise development, employee welfare and incentives, as well as a general reserve. In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities.

      The Joint Venture currently has 872 employees, all of whom are employed full time.

JV DISTRIBUTION OF PROFITS

      After provision for social welfare funds for employees and provision for taxation, the profits, if any, of the Joint Venture will be available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture's Board of Directors.

JV ASSIGNMENT OF INTEREST

      Any assignment of an interest in the Joint Venture must be approved by the Chinese government. The Chinese joint venture laws also provide for preemptive rights and the consent of the other joint venture party for any proposed assignments by one party to a third party.

JV LIQUIDATION

      Under the Chinese joint venture laws, the Joint Venture may be liquidated in certain limited circumstances, including expiration of the ten-year term or any term of extension, the inability to continue operations due to severe losses, force majeure, or the failure of a party to honor its obligations under the joint venture agreement or the Articles Of Association in such a manner as to impair the operations of the joint venture. The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture.

JV RESOLUTION OF DISPUTES

      In the event of a dispute between the parties, attempts will be made to resolve the dispute through friendly consultation or mediation. In the absence of a friendly resolution, the parties have agreed that the matter will first be referred to the Shenzhen Committee of the International Economic and Trade Arbitration Commission, whose decisions are final and enforceable in Chinese courts. The losing party will be liable for the arbitration fees.

JV EXPROPRIATION

      The Chinese joint venture laws provide that China will not nationalize or requisition enterprises in which foreign funds have been invested. However, under special circumstances, when public interest requires, enterprises with foreign capital may be legally requisitioned and appropriate compensation will be made.

ITEM 2. DESCRIPTION OF PROPERTY.

      Our facilities are located in Ruian District of Wenzhou City in the Zheijiang Province, which is the center of automotive parts production in China. The facilities include 25,443 square meters of product and warehouse, which we rent from the Ruili Group under a fifteen year lease. The annual rent is approximately US $439,000, the terms of which are at least as favorable as those that could have been obtained from an unrelated party. We also share office space of 1,000 square meters with the Ruili Group which we utilize free of charge. At the production facility, the Registrant has production equipment, which is imported from the United States, Germany, Sweden, Taiwan and Japan.

      We  believe  that  these   facilities   have  the  capacity  to  meet  its
manufacturing and assembly needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

      We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to the stockholders in the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

      Our shares are quoted on the Over-The-Counter Bulletin Board. Our trading symbol is "SAUP." The table shows the high and low bid price of our stock for 2003 and 2004. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions and are adjusted for dividends and splits.

     QUARTER ENDED               HIGH                LOW
     2003
     March 31                      --                  --
     June 30                     3.60                3.00
     September 30               12.00                1.20
     December 31                 9.00                6.00

     2004
     March 31                    6.00                3.00
     June 30                     4.80                3.75
     September 30               13.50                4.80
     December 31                 6.50                6.00

STOCKHOLDERS

      At March 18, 2005, we had approximately 485 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

      We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

RECENT SALES OF UNREGISTERED SECURITIES

      None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

      The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

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

REVENUE RECOGNITION

      In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: Education Tax.

      The Company does not receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company for the years ended December 31, 2004 and 2003 respectively are included in selling and administrative expenses in the accompanying consolidated statements of income.

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

RESULTS OF OPERATIONS

      Year ended December 31, 2004 Compared To Year Ended December 31, 2003.

SALES

      Sales for the year ended December 31, 2004 increased by US$13,694,037 or 41.4% to US$46,815,037 from US$33,121,000 for the year ended December 31, 2003, primarily as a result of the increase in the volume of our products shipped. The total number of units of valves we shipped increased by 36.6%, from 2,572,000 units to 3,513,000 units between these two periods. The average price of our products per unit increased modestly from US$9.88 per unit to US$10.23 per unit.

      Two factors contribute to the increase in the sales: (1) There was an increase in export sales by 105.1% from US$6,143,016 to US$12,601,492 between the two years and (2) There was an increase in domestic auto sales in China due to the increase in demand from the repair market and from OEM manufacturers. Total sales from domestic market increased by 26.9% from US$26,966,082 to US$34,213,545 between these two years.

COST OF SALES

      Cost of sales for the year ended December 31, 2004 increased to US$35,904,232 from US$26,263,000 for the year ended December 31, 2003. The increase in cost of sales was due to the increase in sales. Material costs for the year ended December 31, 2004 was US$24,349,164 or 52.0% of sales compared to US$18,406,876 or 55.6% of sales for the year ended December 31, 2003. The increase in material costs was due to the increase in sales. The decrease in material costs as a percentage of sales occurred because we have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design.

GROSS PROFIT

      Gross profit for the year ended December 31, 2004 increased by $4,052,805 or 59.1 % to US$10,910,805 from US$6,858,000 for the year ended December 31, 2003. This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market. Gross margin improved slightly from 20.7% for the year ended December 31, 2003 to 23.3% for the year ended December 31, 2004. The improvement in the gross margin, despite the increase in the raw material pricing, was due to modest increase in the selling price, and better cost management, such as optimizing production process and better structural design of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the year ended December 31, 2004 was US$5,227,256 or 11.2% of sales compared to US$3,156,825 or 9.5% of sales for the year ended December 31, 2003. The increase in selling, general and administrative expenses as a percentage of sales was due primarily to the economies of scale resulting from the increase in sales.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense decreased by US$1,243,739 to US$554,261 during the year ended December 31, 2004 from $1,798,000 for year ended December 31, 2003. The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with the building owned by the Company's predecessor. Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at an annual rental of US$439,000, resulting in rental expenses amounting to less than the depreciation expense.

INTEREST EXPENSE

      Interest expense for the year ended December 31, 2004 decreased by US$4,742 to US$287,433 from US$292,175 for the year ended December 31, 2003. The decrease in interest expense is due to the decrease in total debt.

OTHER INCOME

      There was no other income for the year ended December 31, 2004. For the year ended December 31, 2003, the other income was US$435,000. This was primarily due to the tax rebate and interest expense subsidy from the local government to SORL Auto Parts, Inc. for its investments in upgrading its technology.

INCOME TAX

      There was no income tax for the year ended December 31, 2004 compared with income tax of US$546,000 for the year ended December 31, 2003. As a result of the Joint Venture (i.e. Ruili Group Auto Parts Co., Ltd.) obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax.

MINORITY INTEREST

      Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$534,105 and US$-0- for year ended December 31, 2004 and 2003, respectively.

NET INCOME

      The net income for the year ended December 31, 2004 increased by US$4,191,049, or 364.4% to a net income of US$5,341,049 from a net income of US$1,150,000 for the year ended December 31, 2003 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded capital requirements through cash flow from operations. As of December 31, 2004 we had a cash balance of approximately $729,875 and a working capital surplus of approximately $6,092,799. Management believes that the Company's working capital is sufficient to cover capital requirements during the next 12 months.

      In addition, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.


OFF BALACE SHEET ARRANGMENTS

      There are no Off-Balance Sheet Arrangements to report.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR'S REPORT                    F-1

FINANCIAL STATEMENTS

     Balance Sheets                             F-2

     Statements of Operations                   F-3

     Statement of Stockholders' Equity          F-4

     Statements of Cash Flows                   F-5

NOTES TO THE FINANCIAL STATEMENTS               F-6

                              SORL AUTO PARTS, INC.
                          RUIAN CITY, ZHEJIANG PROVINCE
                            PEOPLES REPUBLIC OF CHINA

                          -----------------------------
                                FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2004
                          -----------------------------

SORL AUTO PARTS, INC.
RUIAN CITY, ZHEJIANG PROVINCE
PEOPLES REPUBLIC OF CHINA

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                     1

Consolidated Balance Sheets at December 31, 2004 and 2003                  2-3

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 2004 and 2003.                                         4

Consolidated Statements of Income for the Years Ended
  December 31, 2004 and 2003                                                5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003                                                6

Notes to Consolidated Financial Statements                                 7-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of SORL Auto Parts, Inc.
Ruian City, Zhejiang Province
People's Republic of China



      We have audited the accompanying consolidated balance sheet of SORL Auto Parts, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SORL Auto Parts, Inc were audited by other auditors whose report dated April 1, 2004 expressed an unqualified opinion on those statements.


      We conducted our audit in accordance with The Public Company Accounting Oversight Board Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accounting principles accepted in the United States of America.


/s/ Rotenberg and Co. LLP

ROTENBERG AND COMPANY, LLP

Rochester, New York
March 16, 2005

SORL AUTO PARTS, INC.

(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

December 31,                                            2004              2003
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                          $   729,875       $        --
Trade Receivables, Net of Provisions                12,595,905         3,157,000
Notes Receivable                                       129,675                --
Inventory                                            1,875,300         1,837,000
Prepayments                                          1,404,710         2,602,000
Current Assets - Discontinued Operations                    --        42,807,000
Other Taxes                                            393,300                --
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                17,128,765        50,403,000

OTHER ASSETS
Intangible Assets                                       38,720            10,000

PROPERTY, PLANT AND EQUIPMENT, NET                   5,352,654         5,297,000

LONG TERM ASSETS - DISCONTINUED OPERATIONS                  --        36,848,000
--------------------------------------------------------------------------------

TOTAL ASSETS                                       $22,520,139       $92,558,000
================================================================================



   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.

(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA


CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

December 31,                                                                 2004             2003
-----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                        $ 4,717,655       $        --
Deposit Received from Customers                                             861,624                --
Bank Loans                                                                4,830,918         4,591,000
Accrued Expenses                                                            625,769                --
Other Current Liabilities - Discontinued Operations                              --        36,408,000
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                11,035,966        40,999,000

LONG TERM LIABILITIES
Bank Loans                                                                       --         1,208,000
Other Long Term Liabilities - Discontinued Operations                            --        22,047,000
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        11,035,966        64,254,000
-----------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                         1,148,418                --
-----------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Convertible Preferred Stock - $1 Par Value; 5,000,000 Authorized,
                              0 Issued and Outstanding                           --                --
Common Stock - $.002 Par Value; 50,000,000 Authorized,
               13,282,253 and 328,533 Issued and Outstanding
               at December 31, 2004 and 2003, Respectively                   26,565               657
Additional Paid-in Capital                                                4,082,246        26,883,343
Retained Earnings                                                         6,226,944         1,420,000
-----------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                               10,335,755        28,304,000
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $22,520,139       $92,558,000
=====================================================================================================



   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                 Number of                 Number of                 Additional
                                 Common       Common       Preferred    Preferred      Paid-In      Retained
                                 Shares       Stock         Shares        Stock        Capital      Earnings
--------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2003        328,533   $        657           --  $         --  $ 17,147,343  $    270,000

Capital Contributions                 --             --           --            --     9,736,000            --

Net Income                            --             --           --            --            --     1,150,000
--------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003      328,533            657           --            --    26,883,343     1,420,000

CORPORATE REORGANIZATION:
  Issuance of Preferred
   Stock                              --             --    1,000,000     1,000,000    (1,000,000)           --
  Distribution of
   Discontinued
    Operations                        --             --           --            --   (22,775,189)           --

Conversion of Preferred
  Stock                       12,953,720         25,908   (1,000,000)   (1,000,000)      974,092            --

Net Income                            --             --           --            --            --     4,806,944
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2004   13,282,253   $     26,565           --  $         --  $  4,082,246  $  6,226,944
====================================================================================================================================

--------------------------------------------------------------------------------

                                    Total
                                 Stockholder's    Minority
                                    Equity        Interest
--------------------------------------------------------------------------------


BALANCE - JANUARY 1, 2003       $ 17,418,000  $         --

Capital Contributions              9,736,000            --

Net Income                         1,150,000            --
--------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003       28,304,000            --

CORPORATE REORGANIZATION:
  Issuance of Preferred
   Stock                                  --            --
  Distribution of
   Discontinued
    Operations                   (22,775,189)      614,313

Conversion of Preferred
  Stock                       12          --            --

Net Income                         4,806,944       534,105
--------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2004   13$ 10,335,755  $  1,148,418
================================================================================


   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

December 31,                                               2004          2003
--------------------------------------------------------------------------------

SALES                                                 $ 46,815,037  $ 33,121,000

Cost of Sales                                           35,904,232    26,263,000
--------------------------------------------------------------------------------

GROSS PROFIT                                            10,910,805     6,858,000

Selling and Distribution Expenses                        2,737,652     1,609,980

General and Administrative Expenses                      2,489,604     1,546,845

Finance Costs                                              287,433       292,175
--------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                   5,396,116     3,409,000

Other Income                                                    --       435,000

Other Expenses                                              55,067            --
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    5,341,049     3,844,000

Income Taxes - Current                                          --       546,000
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                        5,341,049     3,298,000

Loss from Discontinued Operations                               --     2,148,000
--------------------------------------------------------------------------------

NET INCOME BEFORE MINORITY INTEREST                      5,341,049     1,150,000

Minority Interest                                         (534,105)           --
--------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS               $  4,806,944  $  1,150,000
================================================================================

NET INCOME PER SHARE - BASIC                          $       0.76  $       3.50
================================================================================

NET INCOME PER SHARE - DILUTED                        $       0.76  $       3.50
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC       6,309,896       328,533
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED     6,309,896       328,533
================================================================================

   The accompanying notes are an integral part of these financial statements.


SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------

December 31,                                                        2004             2003
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                     $  5,341,049    $  1,150,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

  Depreciation and Amortization                                     554,261       1,798,000
  Bad Debts                                                          68,384          12,000
(INCREASE) DECREASE IN ASSETS:

  Inventory                                                         (38,300)        726,000
  Trade Receivables, Net of Provisions                           (9,507,289)     (1,782,000)
  Prepayments, Deposits, and Other Current Assets                 1,197,290      (2,602,000)
INCREASE (DECREASE) IN LIABILITIES:

  Trade Payables                                                  4,717,655         (12,000)
  Other Payables and Accrued Expenses                               625,769              --
  Deposit Received from Customers                                   861,624              --
  Taxes Payable                                                    (393,300)             --
  Net Working Capital from Discontinued Operations                 (960,876)    (11,630,000)
-------------------------------------------------------------------------------------------

Net Cash Provided By (Used in) Operating Activities               2,466,267     (12,340,000)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Property, Plant and Equipment                       (593,488)     (2,015,585)
Notes Receivable                                                   (129,675)             --
Intangible Assets                                                   (28,720)             --
Investing Activities - Discontinued Operations                      (16,427)    (14,924,415)
-------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                              (768,310)    (16,940,000)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (Repayment of) Bank Loans                            (968,082)      2,174,000
Financing Activities - Discontinued Operations                           --      17,370,000
Capital Contributions - Owners                                           --       9,736,000
-------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (968,082)     29,280,000
-------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                             729,875              --

Cash and Cash Equivalents - Beginning of Year                            --              --
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $    729,875    $         --
===========================================================================================

SUPPLEMENTARY CASH FLOWS DISCLOSURES

Interest Paid                                                  $    287,433    $  1,245,000
Taxes Paid                                                     $         --    $    435,000
===========================================================================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Common Stock Issued in Exchange for Preferred Stock            $     25,908    $         --
Distribution of Discontinued Operations                        $(22,160,876)   $         --
Minority Interest Distribution Via Discontinued Operations $        614,313    $         --
===========================================================================================


   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

SORL Auto Parts is principally engaged in the manufacture and distribution of automotive air brake valves and hydraulic brake valves for vehicles weighing more than three tons, such as trucks, vans and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (Ruian) in the PRC. The subsidiary distributes products both in China and internationally under SORL
Auto Parts trademarks. The Company's product range includes 36 categories of brake valves with over 800 different specifications. The Company is rated as one of the top 100 auto component suppliers in China.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD - The Company uses the accrual method of accounting for financial statement and tax return purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

RELATED PARTY TRANSACTIONS - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT - The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company had one customer that accounted for more than 10% of its revenues representing approximately 16% of its total revenues for 2004. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

                                                                   - continued -

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5% per annum. The Company's income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company's policy is to maintain all of its borrowings in fixed rate instruments.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to ten years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, such as property, plant and equipment and other non-current assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

INTANGIBLE ASSETS - Intangible assets represent technology know-how. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. The gross carrying amount of the intangible assets was approximately $43,174, accumulated amortization at December 31, 2004 was $4,454 (2003: $-0-), and amortization expense for the periods presented was $4,454 and $-0-, respectively. Future amortization expense is as follows:

             2005       2006       2007       2008        2009
--------------------------------------------------------------------------------
            $7,120     $5,076     $3,617     $3,617     $3 ,617
================================================================================
                                                                   - continued -

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

TRADE RECEIVABLES AND ALLOWANCE FOR BAD DEBTS - The Company presents trade, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. Trade receivables generated from credit sales have general credit terms of 45 to 60days. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

REVENUE RECOGNITION - Revenues from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer. Revenues consist of the invoice value for the sale of goods and services net of value-added tax ("VAT"), rebates and discounts. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: Education Supplementary Tax (levied at 4% of net VAT payable).

SHIPPING AND HANDLING FEES - Shipping and handling fees are classified as selling expenses and amounted to approximately $638,041 and $470,373 for the years ended December 31, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are classified as general and administrative expenses and are expensed as incurred. They amounted to approximately $79,962 and $55,784 for the years ended December 31, 2004 and 2003, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs amounted to approximately $1,661 and $8,069 for the years ended December 31, 2004 and 2003, respectively.

WARRANTY CLAIMS - The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Warranty claims amounted to approximately $205,314 and $112,063 for the years ended December 31, 2004 and 2003, respectively. The Company does not accrue the costs of unsettled product warranty claims because, historically, the amounts have been immaterial to total revenues.

IPO COSTS - IPO Costs are classified as general and administrative expenses and are a non-recurring expense. IPO costs amounted to $745,459 and $-0- for the years ended December 31, 2004 and 2003, respectively.

INCOME TAXES - The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION - The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Renminbi ("RMB"). Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date. Non-monetary assets and liabilities in other currencies are translated at historical rates. Exchanges differences are recognized in the income statement in the period in which they arise.

                                                                   - continued -

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

Interpretation  No.  46  "Consolidation  of  Variable  Interest   Entities,   an
Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 does not have any impact on the financial position or results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------



NOTE 2 - RELATED PARTY TRANSACTIONS

The  following  related  party  transactions  occurred  during  the years  ended
December 31, 2004 and 2003:

-----------------------------------------------------------------------------------------------------------------
December                                                                                    2004         2003
-----------------------------------------------------------------------------------------------------------------
PURCHASES

Ruili Group Co., Ltd                                                                  $ 6,566,232  $       --
Ruian Ruili Haizhiguan Auto Part Co., Ltd                                                 555,927          --
-----------------------------------------------------------------------------------------------------------------

Total Purchases                                                                       $ 7,122,159  $       --
=================================================================================================================


=================================================================================================================
December 31,                                                                                2004         2003
-----------------------------------------------------------------------------------------------------------------

ACCOUNTS PAYABLE AND OTHER PAYABLES

Ruili Group Co., Ltd                                                                  $ 2,239,054  $       --
Ruian Ruili Haizhiguan Auto Part Co., Ltd                                                  11,862          --
Xiaofeng, Zhang - Board of Director                                                       265,701          --
-----------------------------------------------------------------------------------------------------------------

Total Related Parties Included in Accounts Payable                                    $ 2,516,617  $       --
=================================================================================================================

NOTE 3 - ACCOUNTS RECEIVABLE
The Company's accounts receivable at December 31, 2004 and 2003 are summarized as follows:

====================================================================================================================================
December 31,                                                                                2004         2003
------------------------------------------------------------------------------------------------------------------------------------

Accounts Receivable                                                                   $12,664,289  $3,157,000
Less:  Allowance for Doubtful Accounts                                                     68,384          --
------------------------------------------------------------------------------------------------------------------------------------

Net Accounts Receivable                                                               $12,595,905  $3,157,000
====================================================================================================================================

The change in the allowance for doubtful accounts at December 31, 2004 and 2003 are summarized as follows:

====================================================================================================================================
December 31,                                                                                2004         2003
------------------------------------------------------------------------------------------------------------------------------------

Balance - Beginning of Year                                                           $        --  $       --
Add:  Current Year Provision                                                               68,384          --
Less:  Accounts Written Off                                                                    --          --
------------------------------------------------------------------------------------------------------------------------------------

Balance - End of Year                                                                 $    68,384  $       --
====================================================================================================================================


SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------


NOTE 4 - INVENTORIES Inventories consist of the following:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Raw Materials                                                                         $  222,800      $  503,000
Work in Process                                                                          966,170         607,000
Finished Goods                                                                           686,330         727,000
------------------------------------------------------------------------------------------------------------------------------------

Total Inventories                                                                     $1,875,300      $1,837,000
====================================================================================================================================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment consisted of the following:

====================================================================================================================================
December 31,                                                                                2004         2003
------------------------------------------------------------------------------------------------------------------------------------

Machinery                                                                             $6,361,447      $5,863,946
Mould                                                                                  1,015,016       1,012,045
Office Equipment                                                                          42,755              --
Vehicle                                                                                   98,578          50,531
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $7,517,796      $6,926,522
Less:  Accumulated Depreciation                                                        2,165,142       1,629,522
------------------------------------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                            $5,352,654      $5,297,000
====================================================================================================================================

Depreciation expense charged to operations was $535,620 and $1,798,000 for the years ended December 31, 2004 and 2003, respectively

NOTE 6 - ACCRUED EXPENSES
Accrued expenses consisted of the following:

====================================================================================================================================
December 31,                                                                                2004         2003
------------------------------------------------------------------------------------------------------------------------------------

Accrued Payroll                                                                       $  206,595      $       --
Accrued Rent                                                                             365,841              --
Accrued Legal                                                                             43,524              --
Other Accrued Expenses                                                                     9,809              --
------------------------------------------------------------------------------------------------------------------------------------

Total Accrued Expenses                                                                $  625,769      $       --
====================================================================================================================================


SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - BANK BORROWINGS

Bank borrowings represent the following at December 31:


====================================================================================================================================
December 31,                                                                                2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Secured                                                                               $        --       $        --
Unsecured                                                                               4,830,918         5,799,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 4,830,918       $ 5,799,000
Less Current Portion                                                                    4,830,918         4,591,000
------------------------------------------------------------------------------------------------------------------------------------

Non-Current Portion                                                                   $        --       $ 1,208,000
====================================================================================================================================

The  loans  were  borrowed  from the  banks and are  guaranteed  by Ruili  Group
Corporation China, a related party. These bank borrowings were from the local banks or financial institutions and were for financing general working capital
Interest was charged at approximately 5% per annum

NOTE 8 - OTHER TAXES
Other taxes consisted of the following:

====================================================================================================================================
December 31,                                                                                2004            2003
------------------------------------------------------------------------------------------------------------------------------------

VAT Receivable                                                                        $   430,283       $        --
Individual Income Tax Payable                                                              (3,311)               --
Education Surtax Payable                                                                   (1,332)               --
Property Tax Payable                                                                      (22,829)               --
Sales Tax Payable                                                                          (9,511)               --
------------------------------------------------------------------------------------------------------------------------------------

Total Other Taxes                                                                     $   393,300       $        --
====================================================================================================================================


NOTE 9 - INCOME TAXES

The Company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Equity Joint Venture Manufacturers, the Company is exempted from income taxes in the PRC for the years ended December 31, 2004 and 2005. Thereafter, the Company is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the following three years ending in 2008.

SORL AUTO PARTS, INC.
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE'S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - LEASES

The Company has a lease agreement with the Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant. The lease is for an eleven year term ending in February 2014. Rent expense for the years ended December 31, 2004 and 2003 was $439,009 and $365,840, respectively.

Future minimum rental payments as of December 31, 2004 are as follows:

     2005        2006      2007       2008       2009     Thereafter     Total
--------------------------------------------------------------------------------
  $ 439,009  $ 439,009  $ 439,009  $ 439,009  $ 439,009  $ 1,829,204 $ 4,024,249
================================================================================

NOTE 11 - OTHER MATTERS

In January 2004, the Company underwent a corporate reorganization to restructure its business (the "Reorganization").

Pursuant  to the  Reorganization,  the  Company and  Fairford  Holdings  Limited
("Fairford"), a company incorporated on November 3, 2003, in Hong Kong with limited liability, with identical shareholders as the Company, established Ruili Group Ruian Auto Parts Co., Ltd., in the PRC as a sino-foreign equity joint venture company with limited liability (the "JV Company") on March 4, 2004.

As part of the Reorganization, the Company transferred to the JV Company the business of manufacture and sale of various kinds of automobile valves and related operations together with the relevant assets and liabilities (the "Transferred Business") effective from January 19, 2004. This was accomplished by firstly transferring the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machineries, and short and long-term borrowings from the Company to Fairford at a consideration of $6,406,780. Fairford then injected these relevant assets and liabilities as capital contribution for 90% interest of the JV Company. The remaining 10%
capital contribution resulted from the Company's additional inventories. The assets and liabilities injected into the JV Company by the Company and Fairford represented all the relevant assets and liabilities of the Transferred Business. The Company retained ownership of certain assets and liabilities including land use rights, buildings, prepayment and deposits of real estate investments, bank balances, borrowings, claims and contingent liabilities (collectively the "Non-transferred Business"). The net assets of discontinued operations were transferred to stockholders at $22,160,876.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective June 23, 2004, the Registrant dismissed Hein & Associates LLP ("Hein") as the Registrant's independent registered public accounting firm. Effective August 5, 2004, the Registrant engaged Rotenberg & Co. LLP (Rotenberg") as the Registrant's new independent registered public accounting firm. The dismissal of Hein and the engagement of Rotenberg were approved by the Registrant's Board of Directors.

      Prior to Rotenberg becoming the independent registered public accounting firm for the Registrant, neither the Registrant, nor anyone on its behalf, consulted with Rotenberg regarding either the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

      Hein audited the Registrant's financial statements for the fiscal year ended January 31, 2004. Hein's report for this period did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except that the report indicated that the Registrant's losses from operations raised substantial doubt about its ability to operate as a going concern.

      During the fiscal year ended January 31, 2004 and the interim period from February 1, 2004 through June 23, 2004, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Registrant's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal year ended January 1, 2004 and the interim period from February 1, 2004 through June 23, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The name, age and position held by each of the directors and officers of our company are as follows:

      NAME                                POSITION

      Xiao Ping Zhang                     Chief Executive Officer and Chairman

      Xiao Feng Zhang                     Chief Operating Officer and Director

      Zong Yun Zhou                       Chief Financial Officer

      Guang Kang Chang                    Director

      All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

BACKGROUND OF OFFICERS AND DIRECTORS

      XIAO PING ZHANG - CHAIRMAN OF THE BOARD OF DIRECTORS AND CEO

      From January 1990 until March 2004, Mr. Zhang served as the Chairman of Ruili Group Corporation, Ltd. Since March 2004, he has served as Chairman and Chief Executive Officer of Fairford.

      XIAO FENG ZHANG - CHIEF OPERATING OFFICER AND DIRECTOR

      From January 1990 until March 2004, Mr. Zhang served Vice President of Sales of Ruili Group Corporation, Ltd. Since March 2004, he has served as the Chief Operating Officer of Fairford.

      ZONG YUN ZHOU - CHIEF FINANCIAL OFFICER

      From January 1996 until April 2002, Ms. Zhou served as the Head of the Auditing Department of Anhui Province, P.R. China. From April 2002 until March 2004 she was the Chief Financial Officer of Shanghai Huhao Auto parts
Manufacturing Company Limited, a joint venture between the Ruili Group Corporation, Ltd. And the Shanghai Auto Group. Since March 2004 she has served as the Chief Financial Officer of Fairford.

      GUANG KANG CHANG - DIRECTOR

      From January 1998 to the present, Mr. Chang has served as the General Manager of Tanwan Taipei JieXiangHao Enterprise Company Limited Committees. The Registrant has no standing audit, nominating or compensation committee of the Board.

FAMILY RELATIONSHIPS

      Mr. Xiao Ping Zhang and Mr. Xiao Feng Zhang are brothers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934 with the exception of Mr. Xiao Ping Zhang, Xiao Feng, Mr. Zhou, Ms. Zhao and Mr. Chang who each failed to timely file Form 3.

AUDIT COMMITTEE AND CHARTER

      We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

      We have no financial expert.

CODE OF ETHICS

      We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information with respect to compensation paid by us to the chief executive officer since the Exchange. No other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2004.


                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION

                                        ANNUAL COMPENSATION                     AWARDS                         PAYOUTS
       (A)                (B)        (C)           (D)      (E)           (F)            (G)              (H)             (I)
                                                           OTHER
                                                           ANNUAL      RESTRICTED     SECURITIES
                                                           COMPEN        STOCK        UNDERLYING          LTIP         ALL OTHER
NAME AND PRINCIPAL                  SALARY        BONUS     ATION       AWARD(S)       OPTIONS/          PAYOUTS        COMPENS
    POSITION              YEAR        ($)          ($)       ($)          ($)          SARS (#)            ($)          ATION($)
Xiao Ping Zhang,          2004      50,000          --        --          --             --                --              --
CEO
Xiao Feng Zhang,          2004      30,000          --
COO

Zong Yun Zhou,            2004      20,000          --
CFO
N/A                       2003      N/A             N/A       --          --             --                --              --

N/A                       2002      N/A             N/A       --          --             --                --              --


      There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

OPTION/SAR GRANTS

      No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

LONG-TERM INCENTIVE PLAN AWARDS

      We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

COMPENSATION OF DIRECTORS

      The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

                  We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2005. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

INDEMNIFICATION

      Under Section 145 of the Delaware General Corporation law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). The Registrant's Bylaws also provide that the Registrant has the power to indemnify its directors, officers, employees and other agents to the maximum extent permitted by Delaware law.

      The Registrant's Certificate of Incorporation provides for the elimination of liability for monetary damages for breach of the directors' fiduciary duty of care to the Registrant and its stockholders. The provision does not eliminate the directors' duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Registrant, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision does not affect director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

      The following table sets forth, as of March 18, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. Unless otherwise disclosed, the address of each person set forth below is that of the Registrant.



                                                    AMOUNT AND
NAME OF BENEFICIAL                                    NATURE                                                      PERCENT
OWNER                                             BENEFICIAL OWNER               POSITION                         OF CLASS
Xiao Ping Zhang                                      9,087,533       Chief Executive Officer and Chairman          68.4%

Xiao Feng Zhang                                      1,135,942       Chief Operating Officer and Director           8.55%

Zong Yun Zhou                                               --       Chief Financial Officer                         *

Guang Kang Chang                                            --       Director                                        *

Officers and Directors as a Group (4 persons)       10,233,475                                                     74.95%


PRINCIPAL SHAREHOLDERS


Shuping Chi                                          1,135,942                                                      8.55%


-------------------
*Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      See Note 2 to the audited Financial Statements for a discussion of Related Party Transactions.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) REPORTS ON FORM 8-K

      There were no Reports filed on Form 8-K during the fourth quarter of 2004.

(B) EXHIBITS

  EXHIBIT NO.                    DOCUMENT DESCRIPTION

      3.1   Articles of Incorporation (1)

      3.2   Bylaws (1)

      10.1  Share Exchange Agreement and Plan of Reorganization (2)

      31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

      31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

-----------------

(1) Incorporated herein by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2) Incorporated herein by reference from the Registrant's Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Rotenberg & Co. LLP, Certified Public Accountants, was the Registrant's independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ending December 31, 2004. Hein & Associates LLP, was the Registrant's independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ended January 31, 2003. The Registrant changed its fiscal year end from January 31 to December 31 on May 19, 2004. Rotenberg & Co. LLP performed the following services and has been paid the following fees.

FISCAL YEAR ENDED DECEMBER 31, 2004

      AUDIT FEES

      Rotenberg & Co. LLP was paid aggregate fees of approximately $140,000 for the fiscal year ended December 31, 2004 and 2003 for professional services rendered for the audit of the Registrant's annual financial statements and for the reviews of the financial statements included in the Registrant's quarterly reports on Form 10-QSB for the periods ended June 30, 2004 and 2003, as well as September 30, 2004 and 2003.

      AUDIT-RELATED FEES

      Rotenberg & Co. LLP was not paid additional fees for the fiscal year December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Registrant's financial statements.

      TAX FEES

      Rotenberg & Co. LLP was not paid any fees for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

      ALL OTHER FEES

      Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal year ended December 31, 2004.

FISCAL YEAR ENDED JANUARY 31, 2003

Hein & Associates LLP performed the following services and has been paid the following fees.

      Hein & Associates LLP, were the Registrant's independent registered public accounting engaged to examine the financial statements of the Registrant for the fiscal year ending January 31, 2003.

      AUDIT FEES

      Hein & Associates LLP, was paid aggregate fees of approximately $44,000 for the fiscal year ended January 31, 2003 for professional services rendered for the audit of the Registrant's annual financial statements and for the reviews of the financial statements included in the Registrant's quarterly reports on Form 10-QSB during the fiscal year and for the quarterly reports on Form 10-QSB for the first quarter of 2004.

      AUDIT-RELATED FEES

      Hein & Associates LLP was not paid additional fees for the fiscal year ended December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Registrant's financial statements.

      TAX FEES

      Hein & Associates LLP, was not paid any fees for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

ALL OTHER FEES

      Hein & Associates LLP, was paid no other fees for professional services during the fiscal years December 31, 2004.

      AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2005.

                                      SORL AUTO PARTS, INC.




                                      By: /s/ Xiao Ping Zhang
                                          ------------------------------------
                                          Xiao Ping Zhang
                                          Chief Executive Officer and Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.


SIGNATURES                            TITLE                                     DATE
/s/ Xiao Ping Zhang                   Chief Executive Officer and Chairman      March 30, 2005
----------------------------
Xiao Ping Zhang

/s/ Xiao Feng Zhang                   Chief Operating Officer and Director      March 30, 2005
----------------------------
Xiao Feng Zhang

/s/ Zong Yun Zhou                     Chief Financial Officer                   March 30, 2005
----------------------------
Zong Yun Zhou

/s/Guang Kang Chang                   Director                                  March 30, 2005
----------------------------
Guang Kang Chang
