Form 10QSB
period 2005-03-31
SORL Auto Parts Inc
filed 2005-05-16
CIK 714284

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or

|_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

       For the Transition Period From ______________ to __________________

                        Commission File number 000-11991

                               ---------------------

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

                              ---------------------

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |_| No |X|

   As of May 11, 2005 there were 13,285,867shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                Yes |_|      No |X|

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements:

          Consolidated Balance Sheets

          Consolidated Statements of Operations for

          Consolidated Statements of Cash Flows for

          Notes to the Condensed Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceeding

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission Of Maters To a vote of Security Holders

Item 5. Other Information

Item 6. Exhibits


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by this Item 1 is set forth at the end hereof.

Item 2. Management's Discussion And Analysis or Plan of Operation.

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

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

      The Company does not receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company for the quarters ended March 31, 2005 and 2004 respectively are included in selling and administrative expenses in the accompanying consolidated statements of income.

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

RESULTS OF OPERATIONS

      Quarter ended March 31, 2005 compared to quarter ended March 31, 2004:

SALES

      Sales for the quarter ended March 31, 2005 increased by US$5.4 million or 60% to US$14.5 million, primarily as a result of the increase in the volume of our products shipped. The total units of valves we shipped increased by 12%, from 846,000 units to 951,900 units between these two periods. The average unit price of our products increased modestly from US$11 to US$12, increased by 8%.

COST OF SALES

      Cost of sales for the quarter ended March 31, 2005 increased to $11.3M from $6.8M for the quarter ended March 31, 2004, or 66% increase. The increase in cost of sales resulted from a corresponding increase in sales volume as well as more products being purchased from outside vendors which carry higher costs than the products manufactured internally.

GROSS PROFIT

      Gross profit for the quarter ended March 31, 2005 increased by $1M or 83 % to US$3.2M from US$2.2M for the quarter ended March 31, 2004. This improvement in gross profit was primarily due to the increase in the sales volume created both in the domestic and international market. The gross profit margin as a percentage of sales decreased by 3% from 25% in 2004 Q1 to 22% in current quarter. This decrease was due to the fact that 10% of the Company's gross sales were from products that were purchased from outside vendors as opposed to products manufactured internally, which carry lower cost and higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the quarter ended March 31, 2005 was $1.5M or 10.2% of sales compared to $1.2M or 13.2% of sales for the quarter ended March 31, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was due primarily to the economies of scale resulting from the increase in sales.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased to $192k during the quarter ended March 31, 2005, as compared to approximately 50k during the quarter ended March 31, 2004. The increase was primarily attributable to the acquisition of equipment of approximately $600k during the second half of 2004 and the first quarter of 2005.

INTEREST EXPENSE

      Interest expense for the quarter ended March 31, 2005 decreased by $20k to $60k from $80k for the quarter ended March 31, 2004. The decrease in interest expense is due to the lower debt balance over the year, although current loan balance was higher, it was incurred at the end of the quarter.

INCOME TAX

      There was no income tax for both the quarters ended March 31, 2005 and 2004. As a result of the Joint Venture (i.e. Ruili Group Auto Parts Co., Ltd.) obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax.

MINORITY INTEREST

      Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$167k and US$-0- for quarters ended March 31, 2005 and 2004, respectively.

NET INCOME

      The net income for the quarter ended March 31, 2005 increased by $0.7M, or 74% to a net income of US$1.7M from a net income of US$1M for the quarter ended March 31, 2004 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded capital requirements through cash flow from operations. As of March 31, 2005 we had a cash balance of $610k and a working capital surplus of approximately $7.7M. Management believes that the Company's working capital is sufficient to cover capital requirements during the next 12 months.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.Exhibits.

      (a)Exhibits:

      31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 S

      32.1  Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002

      32.2  Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SORL AUTO PARTS, INC.


Dated: May 16, 2005            /s/ Xiao Ping Zhang
                               -----------------------------------
                               Name: Xiao Ping Zhang
                               Title: Chief Executive Officer

                              SORL AUTO PARTS, INC.
                          Ruian City, Zhejiang Province
                           People's Republic of China

                           --------------------------
                                FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2005
                           --------------------------

SORL AUTO PARTS, INC.
Ruian City, Zhejiang Province
People's Republic of China


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Consolidated Balance Sheets at March 31, 2005 (Unaudited) and
  December 31, 2004                                                        1 - 2

Consolidated Statements of Income (Unaudited) for the Three Months
  Ended March 31, 2005 and 2004                                                3

Consolidated Statements of Cash Flows (Unaudited) for the Three
  Months Ended March 31, 2005 and 2004                                         4

Notes to Consolidated Financial Statements (Unaudited)                    5 - 10

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China


CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           March 31,    December 31,
                                                                              2005          2004
                                                                          -----------   ------------

ASSETS

Current Assets
Cash and Cash Equivalents                                                 $   610,067   $    729,875
Trade Receivables, Net of Provisions $68,384 as of 3/31/05 and 12/31/04    17,211,496     12,595,905
Notes Receivable                                                              764,447        129,675
Inventory                                                                   1,764,440      1,875,300
Prepayments                                                                 2,059,329      1,404,710
Other Receivables                                                              29,835        393,300
                                                                          -----------   ------------

Total Current Assets                                                       22,439,614     17,128,765

Other Assets
Intangible Assets                                                              36,940         38,720

Property, Plant and Equipment, Net                                          5,449,132      5,352,654
                                                                          -----------   ------------

Total Assets                                                              $27,925,686   $ 22,520,139
                                                                          ===========   ============


   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China


CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           March 31,    December 31,
                                                                              2005          2004
                                                                          -----------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                          $ 4,444,562   $  4,717,655
Deposit Received from Customers                                             1,793,401        861,624
Bank Loans                                                                  7,246,377      4,830,918
Accrued Expenses and Other                                                  1,288,428        625,769
                                                                          -----------   ------------

Total Current Liabilities                                                  14,772,768     11,035,966
                                                                          -----------   ------------

Minority Interest                                                           1,315,293      1,148,418
                                                                          -----------   ------------

Shareholders' Equity
Convertible Preferred Stock - $1 Par Value; 5,000,000 Authorized,
                              0 Issued and Outstanding                             --             --
Common Stock - $.002 Par Value; 50,000,000 Authorized,
               13,285,867 and 332,147 Issued and Outstanding
               at March 31, 2005 and 2004, Respectively                        26,572         26,572
Additional Paid-in Capital                                                  4,082,239      4,082,239
Retained Earnings                                                           7,728,814      6,226,944
                                                                          -----------   ------------

Total Shareholders' Equity                                                 11,837,625     10,335,755
                                                                          -----------   ------------

Total Liabilities and Shareholders' Equity                                $27,925,686   $ 22,520,139
                                                                          ===========   ============


   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China


CONSOLIDATED STATEMENTS OF INCOME

                                                                          (Unaudited)
Three Months Ended March 31,                                                  2005            2004
                                                                          ------------    ------------

Sales                                                                     $ 14,515,866    $  9,091,352

Cost of Sales                                                               11,296,173       6,855,767
                                                                          ------------    ------------

Gross Profit                                                                 3,219,693       2,235,585

Selling and Distribution Expenses                                              927,089         626,648

General and Administrative Expenses                                            554,254         570,279

Finance Costs                                                                   60,452          80,101
                                                                          ------------    ------------

Income from Operations                                                       1,677,898         958,557

Other Expenses                                                                   9,153              --
                                                                          ------------    ------------

Income from Continuing Operations Before Income Taxes                        1,668,745         958,557

Income Taxes - Current                                                              --              --
                                                                          ------------    ------------

Net Income Before Minority Interest                                          1,668,745         958,557

Minority Interest                                                             (166,875)             --
                                                                          ------------    ------------

Net Income Attributable to Shareholders                                   $  1,501,870    $    958,557
                                                                          ============    ============

Net Income Per Share - Basic                                                       .11             .19
                                                                          ============    ============

Net Income Per Share - Diluted                                                     .11             .19
                                                                          ============    ============

Weighted Average Common Shares Outstanding - Basic                          13,285,867       4,928,000
                                                                          ============    ============

Weighted Average Common Shares Outstanding - Diluted                        13,285,867       4,928,000
                                                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          (Unaudited)
Three Months Ended March 31,                                                  2005           2004
                                                                          -----------    ------------

Cash Flows from Operating Activities

Net Income for the Period                                                 $ 1,501,870    $    958,557

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
  Depreciation and Amortization                                               192,005          49,571
  Minority Interest                                                           166,875
(Increase) Decrease in Assets:
  Inventory                                                                   110,860        (904,911)
  Trade Receivables, Net of Provisions                                     (4,615,591)     (1,834,927)
  Prepayments, Deposits, and Other Current Assets                            (291,154)      2,602,000
Increase (Decrease) in Liabilities:
  Trade Payables                                                             (273,093)         (6,013)
  Other Payables and Accrued Expenses                                         662,659        (829,819)
  Deposit Received from Customers                                             931,777              --
                                                                          -----------    ------------

Net Cash Provided By (Used in) Operating Activities                        (1,613,792)         34,458
                                                                          -----------    ------------

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment                                 (286,703)          2,023
Notes Receivable                                                             (634,772)             --
Intangible Assets                                                                  --         (33,822)
                                                                          -----------    ------------

Net Cash Used in Investing Activities                                        (921,475)        (31,799)
                                                                          -----------    ------------

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans                                     2,415,459          (1,899)
                                                                          -----------    ------------

Net Cash (Used in) Provided by Financing Activities                         2,415,459          (1,899)
                                                                          -----------    ------------

Net Change in Cash and Cash Equivalents                                      (119,808)            760

Cash and Cash Equivalents - Beginning of Period                               729,875              --
                                                                          -----------    ------------

Cash and Cash Equivalents - End of Period                                 $   610,067    $        760
                                                                          ===========    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest Paid                                                             $    60,452    $     80,101
Taxes Paid                                                                $        --    $         --
                                                                          ===========    ============


   The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2004.

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

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial risk factors and financial risk management - continued
(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company had one customer that accounted for more than 10% of its revenues representing approximately 16% of its total revenues for 2004. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

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

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. .

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

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Trade receivables and allowance for bad debts - The Company presents trade, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. Trade receivables generated from credit sales have general credit terms of 6 months. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Shipping and handling fees - Shipping and handling fees are classified as selling expenses.

Research  and  development   expenses  -  Research  and  development  costs  are
classified as general and administrative expenses and are expensed as incurred.

Advertising costs - Advertising costs are expensed as incurred and are classified as selling expenses.

Warranty claims - The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Warranty claims amounted to approximately $101,533 and $26,079 for the three months ended March 31, 2005 and 2004, respectively. The Company does not accrue the costs of unsettled product warranty claims because, historically, the amounts have been immaterial to total revenues.

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

Earnings Per Share - Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Basic weighted average common shares outstanding have been presented to reflect the common shares outstanding as if the recapitalization had taken place on the first day of the earliest period presented. Weighted average common shares used in the computation of fully diluted earnings per share are the same for the three months ended March 31, 2005 and 2004

Foreign currency translation - The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Renminbi ("RMB"). Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates

SORL AUTO PARTS, INC. (Formerly Known as The Enchanted Village, Inc.) Ruian City, Zhejiang Province, People's Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign currency translation -- continued

prevailing at that date. Non-monetary assets and liabilities in other currencies are translated at historical rates. Exchanges differences are recognized in the income statement in the period in which they arise.

Recently Issued Accounting Standards - Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 does not have any impact on the financial position or results of operations of the Company.

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

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The following related party transactions occurred for the quarter ended March 31, 2005: the company purchased $2.6M finished products and $0.6M packaging materials from Ruili Group; sold $1.4M products to Ruili Group. There was no any related party transaction for the quarter ended on March 31, 2004.

NOTE 3 - ACCOUNTS RECEIVABLE
The changes in the allowance for doubtful accounts at March 31, 2005 are summarized as follows:

      Beginning balance                       68,384
      Add: provision for current quarter          --
      Less: Accounts written off                  --
      Ending balance                          68,384

The company has general credit terms of 6 months. As of March 31, 2005, the collections of accounts receivable have been 90 days. Hence, no additional allowance is provided for the 3 months then ended.

The company's accounts receivables are summarized as follows:

      Beginning balance                           17,279,880
      Less: Allowance for doubtful accounts          (68,384)
      Ending balance                              17,211,496

NOTE 4 - INVENTORIES
On March 31, 2005, inventories consist of the following:

      Raw Material           578,643
      Work in process        731,398
      Finished Goods         454,399
      Total Inventory      1,764,440

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
On March 31, 2005, Property, plant and equipment consisted of the following:

      Machinery                              6,970,380
      Mould                                    643,242
      Office equipment                          68,305
      Vehicle                                  122,572
        Less: Accumulated depreciation      (2,355,367)
      Fixed Assets, net                      5,449,132

Depreciation expense charged to operations was $190,225 for the quarter ended March 31, 2005.

NOTE 6 - BANK BORROWINGS

The loans were borrowed from the banks and are guaranteed by Ruili Group Corporation, in China, a related party. These bank borrowings were from the local banks or financial institutions and were for the financing of general working capital. Interest was charged at approximately 5% per annum.

SORL AUTO PARTS, INC.
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People's Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------


NOTE 7 - OTHER TAXES

Other taxes consisted of the following, on March 31, 2005:

      VAT Payable                805,299
      Education Surtax             3,221
      City Construction Tax           --

NOTE 8 - INCOME TAXES

The Company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Company is exempted from income taxes in the PRC for the quarters ended March 31, 2005. Thereafter, the Company is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the following three years ending in 2008.

NOTE 9 - LEASES

The Company has a lease agreement with the Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant. The lease is for an eleven year term ending in February 2014. Rent expense for the quarters ended March 31, 2005 and 2004 was $109,752 and $109,752 respectively.

Future minimum rental payments as of each fiscal year end are as follows:

   2005        2006        2007        2008        2009     Thereafter
$ 439,009   $ 439,009   $ 439,009   $ 439,009   $ 439,009   $1,829,204

for a total of $4,024,249.

NOTE 10 - OTHER MATTERS

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