Form 10QSB
period 2005-06-30
SORL Auto Parts Inc
filed 2005-08-15
CIK 714284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-QSB OMB APPROVAL

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
--------------------------------------------------------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from       to

                        Commission file number 000-11991


                              SORL AUTO PARTS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                 30-0091294
--------------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


                              No. 1169 Yumeng Road
                       Ruian Economic Development District
                          Ruian City, Zhejiang Province
                           People's Republic Of China
                    (Address of principal executive offices)
--------------------------------------------------------------------------------


                                 86-577-65817720
--------------------------------------------------------------------------------
                          (Issuer' s telephone number)


--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 As of August 11, 2005 there were 13,287,055 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                     INDEX
                                     -----

PART I.    FINANCIAL INFORMATION (unaudited).................................  1

Item 1.    Financial Statements:.............................................  1

           Consolidated Balance Sheets.......................................  1

           Consolidated Statements of Operations for.........................  2

           Consolidated Statements of Changes in Shareholders' Equity........  3

           Consolidated Statements of Cash Flows for.........................  4

           Notes to the Condensed Financial Statements.......................  5

Item 2.    Management's Discussion and Analysis or Plan of Operations........ 12

Item 3.    Controls and Procedures........................................... 18


PART II.   OTHER INFORMATION................................................. 18

Item 1.    Legal Proceeding.................................................. 18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 18

Item 3.    Defaults Upon Senior Securities................................... 18

Item 4.    Submission Of Maters To a vote of Security Holders................ 18

Item 5.    Other Information................................................. 18

Item 6.    Exhibits.......................................................... 18

SIGNATURES................................................................... 19

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements



                                     SORL Auto Parts, Inc.
                                  Consolidated Balance Sheets
                              June 30, 2005 and December 31, 2004

                                                                      June 30,      December 31,
                                                                        2005            2004
                                                                    (Unaudited)       (Audited)
                                                                    -----------      ----------
      Assets

      Current Assets
        Cash and Cash Equivalents                               US$     317,030  US$    729,875
        Trade Receivables, Net of Provision                          18,988,834      12,595,905
        Notes Receivable                                                934,783         129,675
        Inventory                                                     2,604,395       1,875,300
        Prepayments                                                   1,810,466       1,404,710
        Other Currents (Receivables, or discontinued operations)         62,742         393,300
                                                                     ----------      ----------
             Total Current Assets                                    24,718,250      17,128,765

      Fixed Assets
        Property, Plant and Equipment                                 8,590,023       7,517,796
        Less:  Accumulated Depreciation                              (2,554,240)     (2,165,142)
                                                                     ----------      ----------
             Fixed Assets, Net                                        6,035,783       5,352,654

      Other Assets
        Loans Receivable                                                      0               0
        Intangible Assets                                                43,173          43,174
        Less:  Accumulated Amortization                                  (8,013)         (4,454)
             Intangible Assets, Net                                      35,160          38,720

        Other LT Assets (Discontinued Operations)                             0               0
                                                                     ----------      ----------
             Total Other                                                 35,160          38,720
                                                                     ----------      ----------
      Total Assets                                              US$  30,789,193  US$ 22,520,139
                                                                     ==========      ==========

      Liabilities and Shareholders' Equity

      Current Liabilities
        Accounts Payable                                        US$   5,101,678  US$  4,717,655
        Deposit Received from Customers                               1,499,868         861,624
        ST Bank Loans                                                 8,174,590       4,830,918
        Accrued Expenses                                                221,866         625,769
        Other Current Liabilities                                     1,075,428               0
             Total Current Liabilities                               16,073,430      11,035,966

      Long-Term Liabilities
        LT Bank Loans                                                         0               0
        Other LT Liabilities                                                  0               0
                                                                     ----------      ----------
             Total Liabilities                                       16,073,430      11,035,966
                                                                     ----------      ----------
      Minority Interest                                               1,471,577       1,148,418

      Shareholders' Equity
        Common Stock                                                     26,574          26,574
        Paid In Capital                                               4,082,237       4,082,237
        Reserves                                                              0               0
        Retained Earnings (Deficit)                                   9,135,375       6,226,944
                                                                     ----------      ----------
                                                                     13,244,186      10,335,755
                                                                     ----------      ----------
      Total Liabilities and Shareholders' Equity                US$  30,789,193  US$ 22,520,139
                                                                     ==========      ==========

           The accompanying notes are an integral part of these financial statements.

                                             SORL Auto Parts, Inc.
                                     Consolidated Statements of Operations
                            For The Second Quarter Ending on June 30, 2005 and 2004


                                                     2005 Q2        2005 YTD          2004 Q2        2004 YTD
                                                   -----------     -----------      ----------      ----------
Sales                                           US$ 14,924,151      29,440,016  US$ 11,340,173      20,409,618

Cost of Sales                                       11,561,779      22,857,952       8,686,430      15,525,677
                                                   -----------     -----------      ----------      ----------
Gross Profit                                         3,362,372       6,582,064       2,653,743       4,883,941

Expenses:
  Selling and Distribution Expenses                    954,666       1,881,755         387,736       1,012,874
  General and Administrative Expenses                  652,039       1,206,293         839,266       1,408,171
                                                             0               0               0               0
                                                   -----------     -----------      ----------      ----------
Total Expenses                                       1,606,705       3,088,048       1,227,002       2,421,045

Operating Income                                     1,755,667       3,494,016       1,426,741       2,462,896

Financial Expenses                                    (126,348)       (186,800)        (76,267)       (156,175)
Other Income                                                 0               0               0               0
Non-Operating Expenses                                 (66,473)        (75,626)        (36,187)        (36,187)
                                                   -----------     -----------      ----------      ----------
Income (Loss) Before Provision for
  Income Taxes                                       1,562,846       3,231,590       1,314,287       2,270,534

Provision for Income Taxes                                   0               0               0               0
                                                   -----------     -----------      ----------      ----------

Net Income Before Minority Interest             US$  1,562,846       3,231,590  US$  1,314,287       2,270,534
                                                   ===========     ===========      ==========      ==========
Minority Interest                                      156,285         323,159         131,428         227,053
                                                   -----------     -----------      ----------      ----------
Net Income Attributable to Shareholders              1,406,561       2,908,431       1,182,859       2,043,481
                                                   ===========     ===========      ==========      ==========

Weighted average common share - Basic (1)           13,287,055      13,287,055         328,533         328,533

Weighted average common share - Diluted (1) (2)     13,287,055      13,287,055       7,588,334       3,958,422

EPS -Basic (1)                                            0.11            0.22            3.60            6.22

EPS -Diluted (1) (2)                                      0.11            0.22            0.16            0.52


(1)   All share and per share amounts have been adjusted to reflect the 1:15 stock split that occurred May 10,
      2004 as if the recapitalization had taken place on the first day of the earliest period presented.

(2)   Diluted shares and per share amounts reflect the conversion of preferred  stocks 1,000,000 shares (after giving effect to the 1:15 stock split) as if they were converted on the date of issuance.


                  The accompanying notes are an integral part of these financial statements.


                                                SORL Auto Parts, Inc.
                             Consolidated Statements of Changes in Shareholders' Equity
                               For The Second Quarter Ending on June 30, 2005 and 2004

                                                                                             Retained
                                             Number         Common         Paid in           Earnings   Shareholders'
                                           of Shares         Stock         Capital  Reserves (Deficit)     Equity
                                          --------------------------------------------------------------------------
      Beginning Balance - Dec 31, 2003        328,533             657     26,883,343    0    1,420,000    28,304,000

      Common Stock                         12,958,522          25,917                                         25,917

      Re-organization                                                    (22,801,106)                    (22,801,106)

      Net Income (Loss)                                                                      2,043,481     2,043,481

      Additions to Reserve                                                              0            0             0
                                                                                                                   0
      Paid In Capital Contributions                                                0                               0
                                          --------------------------------------------------------------------------
      Ending Balance - Jun 30, 2004        13,287,055          26,574      4,082,237    0    3,463,481     7,572,292
                                          ==========================================================================

      Beginning Balance - Dec 31, 2004     13,287,055          26,574      4,082,237    0    6,226,944    10,335,755

      Common Stock                                                                                                 0

      Net Income (Loss)                                                                      2,908,431     2,908,431

      Additions to Reserve                                                              0            0             0

      Paid In Capital Contributions                 0
                                          --------------------------------------------------------------------------
      Ending Balance - Jun 30, 2005        13,287,055          26,574      4,082,237    0    9,135,375    13,244,186
                                          ==========================================================================


Note: Common stock has a par value of $0.002

                     The accompanying notes are an integral part of these financial statements.

                                SORL Auto Parts, Inc.
                        Consolidated Statements of Cash Flows
                 For The Six Months Ending on June 30, 2005 and 2004

                                                              2005            2004
                                                           -----------    -----------
      Cash Flows from Operating Activities
      Net Income (Loss)                               US$    2,908,431 US$  2,043,481
        Adjustments to reconcile net income (loss) to
          net cash from operating activities:
        Loss from Sale/Disposal of Assets                            0              0
        Amortization                                             3,559         (4,228)
        Depreciation                                           389,098        173,948
        Changes in Assets and Liabilities:
        Trade Receivables                                   (6,392,929)    (9,343,024)
        Notes Receivables                                     (805,108)      (302,065)
        Other Receivables                                      330,558        (20,846)
        Inventory                                             (729,095)        54,546
        Prepayments, Deposits, and Other Current Assets       (405,756)     2,042,988
        Trade Payables                                         384,023      4,532,656
        Deposits Received from Customers                       638,244        611,534
        Other Payables and Accrued Expenses                    671,525        249,435
        Minority Interest                                      323,159        227,053
                                                           -----------    -----------
             Net Cash Flows from Operating Activities       (2,684,291)       265,478

      Cash Flows from Investing Activities
        Acquisition of Property and Equipment               (1,072,227)       (53,112)
        Investment in Intangible Assets                              0        (28,343)
        Investing in Activities - Discontinued Ops                   0              0
                                                           -----------    -----------
             Net Cash Flows from Investing Activities       (1,072,227)       (81,455)

      Cash Flows from Financing Activities
        Proceeds from Borrowings                             3,343,672         (1,899)
        Proceeds from Share Issuance                                 0         25,917
        Paid-in Capital Increase                                     0             (9)
                                                           -----------    -----------
             Net Cash Flows from Financing Activities        3,343,672         24,009

      Net Increase (Decrease) in Cash                         (412,845)       208,032

      Cash - Beginning of Term                                 729,875              0
                                                           -----------    -----------
      Cash - End of Term                              US$      317,030 US$    208,032
                                                           ===========     ==========
      Supplemental Cash Flow Disclosures:
        Interest Paid                                          177,015        153,135
        Tax Paid                                                     0              0
                                                           ===========     ==========
      Supplemental Disclosures of Non-Cash Investing and
        Financing Activities
        Cash Balance per Current Balance Sheet                 317,030        208,032
        Check                                                       (0)            (0)
                                                           ===========     ==========


      The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT - The Company is exposed to the following risk factors:

      (i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company has two customers that respectively account for more than 7% of its total revenues for the period. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

      (ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

      (iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5.58% per annum. The Company's income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company's policy is to maintain all of its borrowings in fixed rate instruments.

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

      INTANGIBLE ASSETS - Intangible assets represent technology know-how. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives

      TRADE RECEIVABLES AND ALLOWANCE FOR BAD DEBTS - The Company presents trade receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. Trade receivables generated from credit sales have general credit terms of 45 to 60days. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      REVENUE RECOGNITION - Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer. Revenue consist of the invoice value for the sale of goods and services net of value-added tax ("VAT"), rebates and discounts. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: Education Surtax (levied at 4% of net VAT payable).

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

      FOREIGN CURRENCY TRANSLATION - The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Chinese Renminbi ("RMB"). Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date. Non-monetary assets and liabilities in other currencies are translated at historical rates.

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

ACCOUNT DETAILS

1 - RESEARCH AND DEVELOPMENT EXPENSES

      Research and development costs are expensed as incurred. They amounted to approximately $49,496 and $10,109 for the two quarters ended June 30, 2005 and 2004, respectively.

2 - RELATED PARTY TRANSACTIONS

      The following related party transactions occurred for the two quarters ended June 30, 2005: the company purchased $7M finished products and $0.5M packaging materials from Ruili Group; sold $1.9M products to Ruili Group. The company purchased $1M finished products from Ruili Group for the two quarters ended on June 30, 2004.

3 - ACCOUNTS RECEIVABLE

      The change in the allowance for doubtful accounts at June 30, 2005 and 2004 are summarized as follows:

                                             2005            2004
                                          -----------     -----------
     Beginning balance                         68,384              --
     Add: provision for current quarter        14,949              --
     Less: Accounts written off                    --              --
                                          -----------     -----------
     Ending balance                            83,333              --
                                          ===========     ===========

      The company's accounts receivables are summarized as follows:

                                             2005             2004
                                          -----------     -----------
     Beginning balance                     19,072,167      12,505,509
     Less: Allowance for doubtful accounts    (83,333)             --
                                          -----------     -----------
     Ending balance                        18,988,834      12,505,509
                                          ===========     ===========

4 - INVENTORIES

      On June 30, 2005 and 2004, inventories consist of the following:

                                              2005            2004
                                          -----------     -----------
     Raw Material                             950,644         162,161
     Work in process                          664,948         601,805
     Finished Goods                           988,803       1,018,488
                                          -----------     -----------
     Total Inventory                        2,604,395       1,782,454
                                          ===========     ===========

5 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following, on June 30, 2005 and 2004:

                                              2005            2004
                                          -----------     -----------
     Machinery                              7,331,785       5,964,618
       Mould                                1,017,914       1,015,016
       Office equipment                        96,894              --
     Vehicle                                  143,430              --

     Less: Accumulated depreciation        (2,554,240)     (1,803,470)
                                          -----------     -----------
     Fixed Assets, net                      6,035,783       5,176,164

      Depreciation expense charged to operations was $389,098 and $173,948 for the two quarters ended June 30, 2005 and 2004, respectively.

6 - BANK BORROWINGS

      The loans were borrowed from the banks and are guaranteed by Ruili Group Corporation, China, a related party. These bank borrowings were from the local banks or financial institutions and were for the financing of general working capital. Interest was charged at approximately 5% per annum.

7 - INCOME TAXES

      The Company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Company is exempted from income taxes in the PRC for the two quarters ended June 30, 2005 and 2004. Thereafter, the Company is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the following three years ending in 2008.

8 - OTHER TAXES

      Other taxes consisted of the following, on June 30, 2005 and 2004:

                                              2005            2004
                                          -----------     -----------
     VAT Payable                                6,467         142,654
     Education Surtax                             697           5,914
     City Construction Tax                         --              --

9 - LEASES

      The Company has a lease agreement with the Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant. The lease is for an eleven year term ending in February 2014. Rent expense for the two quarters ended June 30, 2005 and 2004 was $219,504 and $219,504 respectively.

      Future minimum rental payments as of each fiscal year end are as follows:

        2005         2006        2007        2008        2009       Thereafter
     ---------    ---------   ---------   ---------   ---------    -----------
     $ 219,505    $ 439,009   $ 439,009   $ 439,009   $ 439,009    $ 1,829,204

      in total of $ 3,804,745.

10 - ADVERTISING COSTS

      Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs accounted to approximately $16,957 and $1,334 for the two quarters ended June 30, 2005 and 2004, respectively.

OTHER MATTERS

      In January 2004, the Ruili Group underwent a corporate reorganization to restructure its business (the "Reorganization"). Pursuant to the Reorganization, the Ruili Group and Fairford Holdings Limited ("Fairford"), a company incorporated on November 3, 2003, in Hong Kong with limited liability, with identical shareholders as the Ruili Group, established Ruili Group Ruian Auto Parts Co., Ltd., in the PRC as a Sino-foreign equity joint venture company with limited liability (the Company) on March 4, 2004.

      As part of the Reorganization, the Ruili Group transferred to the JV Company the business of manufacture and sale of various kinds of automobile valves and related operations together with the relevant assets and liabilities (the "Transferred Business") effective from January 19, 2004. This was accomplished by firstly transferring the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machineries, and short and long-term borrowings from the Ruili Group to Fairford at a consideration of $6,406,780. Fairford then injected these relevant assets and liabilities as capital contribution for 90% interest of the Company. The remaining 10% capital contribution resulted from the Ruili Group's additional inventories. The assets and liabilities injected into the Company by the Ruili Group and Fairford represented all the relevant assets and liabilities of the Transferred Business. The Ruili Group retained ownership of certain assets and liabilities including land use rights, buildings, prepayment and deposits of real estate investments, bank balances, borrowings, claims and contingent liabilities (collectively the "Non-transferred Business"). The net assets of discontinued operations were transferred to stockholders at $22,160,876.

SUBSEQUENT EVENT

      The People's Bank of China, China's central bank, recently announced that with approval from the State Council, and beginning from July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and in reference to a package of currencies. Current US Dollar exchange rate is 8.11 to Chinese RMB, a 2% drop compared with 8.28, the exchange rate prior to July 21, 2005. This change of exchange rate will have no material impact to the overall operation of the Company. However, since the export revenue has accounted for 30% of the total sales, the company will monitor closely the changes in cost and selling price in order to make strategic decisions in a proper way and timely manner.

Item  2. Management's Discussion And Analysis or Plan of Operation.

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

      In connection with its formation, effective January 19, 2004, the Joint Venture acquired the business of the Ruili Group relating to the manufacture and Sale of various kinds of valves for automotive brake systems and related operations (the "Transferred Business"). This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machinery, and the assumption of short and long term borrowings, at a consideration of US$6,390,000. The consideration was based on a valuation by an independent PRC valuation firm. Fairford then injected these assets and liabilities as a capital contribution for its 90% interest in the Joint Venture. The Ruili Group also transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the relevant assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of such Business when it was owned by the Ruili Group.

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

      Under a Tax Holiday, the Company is granted exemption form income tax for two years commencing from the first cumulative profit-making year and 50% reduction in the local income tax rate in the following three years. 2004 is the first accumulative profit-making year. SORL is entitled to a 50% income tax reduction in 2006, 2007 and 2008. Thereafter, the applicable income tax rate is 26.40% in Wenzhou city which is located in the coastal economic development zones.

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

      The Company does not receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the accompanying consolidated statements of income.

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

RESULTS OF OPERATIONS

(1)   FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

      SALES

      Sales for the quarter ended June 30, 2005 increased by US$3.6 million or 31% to US$14.9 million, primarily as a result of a 30% increase in the volume of total products shipped, from 1.11 million units to 1.44 units between the two periods. While domestic market demand, especially in the replacement market, remained strong, revenues from the export business increased at a much higher rate. Total export revenue for the quarter ended June 30, 2005 increased by US$3.2 million or 176% to US$5 million, accounting for approximately one third of total sales for the quarter. The Company continues its efforts in international marketing to acquire new customers, including advertising in professional newspapers and magazines, and attending exhibitions in the U.S., Brazil and Germany. The Company continues to develop new products and provide additional specifications to its existing customer base.

      COST OF SALES

      Cost of sales for the quarter ended June 30, 2005 increased to $11.6M from $8.7M for the quarter ended June 30, 2004, or 32% increase. The cost increase was in line with the increase of sales revenue.

      GROSS PROFIT

      Gross profit for the quarter ended June 30, 2005 increased by $0.7M to US$3.4M from US$2.7M for the quarter ended June 30, 2004. This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market. The gross profit margin remained the same, 23%, for the two quarters.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the quarter ended June 30, 2005 was $1.6M or 11% of total net sales compared to $1.2M or 11% of total net sales for the quarter ended June 30, 2004. The increase of the expenses was in line with the growth of the business.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased to $201k during the quarter ended June 30, 2005, comparing the quarterly depreciation & amortization expense of $120k in the previous year. The increase was primarily attributable to the fact that the Company had over $1M asset acquisitions in 2005.

      INTEREST EXPENSE

      Interest expense for the quarter ended June 30, 2005 increased by $34k to $117k from $73k for the quarter ended June 30, 2004. The increase in interest expense is due to the higher debt balance over the year.

      INCOME TAX

      There was no income tax for both the quarters ended June 30, 2005 and 2004. As a result of the Joint Venture (i.e. Ruili Group Auto Parts Co., Ltd.) obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax in both fiscal 2004 and 2005.

      MINORITY INTEREST

      Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$156k and US$132k for quarters ended June 30, 2005 and 2004, respectively.

      NET INCOME

      The net income for the quarter ended June 30, 2005 increased by $0.2M, or 19% to a net income of US$1.4M from a net income of US$1.2M for the quarter ended June 30, 2004 due to the factors discussed above.

(2)   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

      SALES

      Sales for the two quarters ended June 30, 2005 increased by US$9 million or 44% to US$29.4 million, primarily as a result of the increase in the volume of the Company's products shipped attributable in substantial part to an increase in export sales. Export sales increased by approximately 91% from the comparable period. Export growth is primarily attributed to continuing market efforts and new products development.

      COST OF SALES

      Cost of sales for the two quarters ended June 30, 2005 increased to $22.9M from $15.5M for the two quarters ended June 30, 2004, or 47% increase. The cost increase was in line with the a corresponding increase in sales volume as well as more products being purchased from outside vendors which carry higher costs than the products manufactured internally.

      GROSS PROFIT

      Gross profit for the two quarters ended June 30, 2005 increased by $1.7M or 34 % to US$6.6M from US$4.9M for the two quarters ended June 30, 2004. This increase in gross profit was primarily due to the increase in the sales both in the domestic and international market. The gross profit margin dropped 2% from 24% in the first half of 2004 to 22% in current two quarters. This decrease was due to the fact that 22% of the Company's gross sales were from products that were purchased from outside vendors as opposed to products manufactured internally, which carried lower cost and higher profit margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the two quarters ended June 30, 2005 was $3.1M or 10% of net sales compared to $2.4M or 12% of net sales for the two quarters ended June 30, 2004. The decrease in selling, general and administrative expenses as a percentage of the net sales was due primarily to the economies of scale resulting from the increase in sales.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased to $393k during the two quarters ended June 30, 2005, comparing the depreciation & amortization expense of $170k in the first half of previous year.

      INTEREST EXPENSE

      Interest expense for the two quarters ended June 30, 2005 increased by $22k to $177k from $153k for the two quarters ended June 30, 2004. The increase in interest expense was due to the higher debt balance over the year.

      INCOME TAX

      There was no income tax for the two quarters ended June 30, 2005 and 2004. As a result of the Joint Venture (i.e. Ruili Group Auto Parts Co., Ltd.) obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax.

      MINORITY INTEREST

      Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$323k and US$132k for the two quarters ended June 30, 2005 and 2004, respectively.

      NET INCOME

      The net income for the two quarters ended June 30, 2005 increased by $0.8M, or 36% to a net income of US$2.9M from a net income of US$2.1M for the two quarters ended June 30, 2004 due to the factors discussed above.

FINANCIAL CONDITION

(1)   LIQUIDITY AND CAPITAL RESOURCES

      OPERATING - The Company's operations utilized cash resources of $2,684,291 for the six months ended June 30, 2005, as compared to generating cash resources of $265,478 for the six months ended June 30, 2004, primarily as a result of that cash generated in 2005 was consumed to support the increase of receivables and inventory and reduce the accounts payables.

      At June 30, 2005, the Company had cash and cash equivalents of $317,030, as compared to cash and cash equivalents of $208,032 at June 30, 2004. The Company had working capital of $8,644,820 at June 30, 2005, as compared to a working capital deficiency of $11,007,175 at June 30, 2004, reflecting current ratios of 1.54:1 and 0.84:1, respectively. The improvement in working capital during the six months ended June 30, 2005 was primarily a result of the growth of profit.

      The Company anticipates that its working capital resources are adequate to fund the anticipated costs and expenses for the remainder of the fiscal year ending December 31, 2005.

      INVESTING - During the six months ended June 30, 2005, the Company utilized $1,072,227 in the acquisition of property and equipment. During the six months ended June 30, 2004, the Company utilized $81,455 in investing activities, the major components of which were the acquisition of property and equipment of $53,112 and purchasing a software of $28,343.

      FINANCING - During the six months ended June 30, 2005, the Company generated $3,343,672 from bank loans; during the six months ended June 30, 2004, the Company generated $24,009 in financing activities, consisting of the net proceeds from the new issuance of common shares of $25,908.

      At June 30, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

(2)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

      With respect to foreign currency exchange rates, the Company does not believe that the 2% appreciation or fluctuation of the RMB against the USD would have a detrimental effect on the Company's operation; even though the Company has almost one third of its revenues attributable to sales outside the PRC since on the one hand in the past the exchange rates to other currencies were fluctuating except for that to the US dollar, and on the other hand, exports to the US are still not material in relation to overall export sales.

      As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

RESULTS OF OPERATIONS

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

                                    PART II
                                OTHER INFORMATION

Item  1. Legal Proceedings.

None.

Item  2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item  3. Defaults Upon Senior Securities.

None.

Item  4. Submission of Matters to a Vote of Security Holders.

None.

Item  5. Other Information.

None.

Item  6. Exhibits.

      (a)   Exhibits:

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

Dated:  August 10, 2005                  SORL AUTO PARTS, INC.


                                         By:   /s/Xiao Ping Zhang
                                               ------------------
                                               Name:   Xiao Ping Zhang
                                               Title:  Chief Executive Officer