Form 10QSB
period 2005-09-30
SORL Auto Parts Inc
filed 2005-11-14
CIK 714284

--------------------------------
                                                           OMB APPROVAL
                                                --------------------------------
                                                OMB Number:            3235-0416
                                                Expires:           March 31,2007
                                                Estimated average burden
                                                hours per response    .......182
                                                --------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            FORM 10-QSB



(Mark One)


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
--------------------------------------------------------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

                             Commission file number 000-11991

                              SORL AUTO PARTS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       30-0091294
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)
--------------------------------------------------------------------------------

                              No. 1169 Yumeng Road
                       Ruian Economic Development District
                          Ruian City, Zhejiang Province
                           People's Republic Of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 86-577-65817720
--------------------------------------------------------------------------------
                          (Issuer' s telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              As of November 10, 2005 there were 13,346,555 shares
                     of Common Stock outstanding

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|
--------------------------------------------------------------------------------

                                      INDEX

PART I.    FINANCIAL INFORMATION (unaudited)................................   3

Item 1.    Financial Statements:............................................   3

           Consolidated Balance Sheets......................................   3

           Consolidated Statements of Operations for the Three Months and
              Nine Months Ended September 30, 2005 and 2004.................   4

           Consolidated Statements of Changes in Shareholders' Equity
              for the Third Quarter Ended on September 30, 2005 and 2004....   5

           Consolidated Statements of Cash Flows for the Third Quarter Ended
              September 30, 2005 and 2004...................................   6

           Notes to the Consolidated Financial Statements...................   7

Item 2.    Management's Discussion and Analysis or Plan of Operations.......   9

Item 3.    Controls and Procedures..........................................  15

PART II.   OTHER INFORMATION................................................  15

Item 1.    Legal Proceeding.................................................  15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......  15

Item 3.    Defaults Upon Senior Securities..................................  16

Item 4.    Submission Of Maters To a vote of Security Holders...............  16

Item 5.    Other Information................................................  16

Item 6.    Exhibits.........................................................  16

SIGNATURES..................................................................  17

                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               SORL AUTO PARTS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                     Assets
                                                                                                     December 31,
                                                                              September 30,              2004
                                                                              2005 Unaudited           Audited
                                                                             ----------------       --------------
Current Assets
     Cash and cash equivalents                                         US$            721,452  US$         729,875
     Account receivables, net of provision                                         22,864,804           12,595,905
     Notes receivables                                                                432,676              129,675
     Inventory                                                                      2,720,323            1,875,300
     Prepayments                                                                    1,296,602            1,404,710
     Other currents (receivables, or discontinued operations)                         180,443              393,300
                                                                             ----------------       --------------
         Total Current Assets                                                      28,216,300           17,128,765
Fixed Assets
     Property, plant and equipment                                                  9,492,870            7,517,796
     Less: Accumulated depreciation                                                (2,788,265)          (2,165,142)
                                                                             ----------------       --------------
         Fixed Assets, Net                                                          6,704,605            5,352,654
Other Assets
     Intangible assets                                                                 44,078               43,174
     Less: Accumulated amortization                                                    (9,998)              (4,454)
         Intangible Assets, Net                                                        34,080               38,720
     Other LT assets (discontinued operations)                                             --                   --
         Total Other Assets                                                            34,080               38,720
     Total Assets                                                      US$         34,954,985  US$      22,520,139
                                                                             ================       ==============
                      Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable                                                  US$          3,166,039  US$       4,717,655
     Deposit received from customers                                                1,863,476              861,624
     ST bank loans                                                                 11,798,471            4,830,918
     Accrued expenses                                                                 553,713              625,769
     Other current liabilities                                                        844,929                   --
                                                                             ----------------       --------------
         Total Current Liabilities                                                 18,226,628           11,035,966

Minority Interest                                                                   1,650,720            1,148,418

Shareholders' Equity
     Common stock                                                                      26,594               26,574
     Paid in capital                                                                4,147,217            4,082,237
     Accumulated other comprehensive income (loss)                                    156,160                   --
     Retained earnings (deficit)                                                   10,747,665            6,226,944
                                                                             ----------------       --------------
                                                                                   15,077,636           10,335,755
     Total Liabilities and Shareholders' Equity                        US$         34,954,985  US$      22,520,139
                                                                             ================       ==============

The accompanying notes are an integral part of the financial statements

                                                SORL AUTO PARTS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THIRD QUARTER ENDED ON SEPTEMBER 30, 2005 AND 2004


                                                             2005Q3         2005 YTD         2004 Q3        2004 YTD
                                                           ---------------------------     --------------------------
Revenue                                               US$   16,376,928      45,794,109      12,595,272     33,054,188

Cost of Sales                                               12,909,886      35,747,428       9,706,939     25,270,118
                                                           ---------------------------     --------------------------
Expenses:
     Selling and Distribution Expenses                         849,854       2,732,863         606,780      1,622,100
     General and Administrative Expenses                       822,925       2,027,085         536,362      1,947,934
                                                           ---------------------------     --------------------------
          Total Expenses                                     1,672,779       4,759,948       1,143,142      3,570,034

Operating Income                                             1,794,263       5,286,733       1,745,191      4,214,036

Financial Expenses                                            (145,168)       (331,254)        (78,125)      (234,677)
Non-Operating Expenses                                         (12,642)        (88,615)        (13,157)       (49,431)
                                                           ---------------------------     --------------------------
Income Before Provision for Income Taxes                     1,636,453       4,866,864       1,653,909      3,929,928

Provision for Income Taxes                                          --              --              --             --
                                                           ---------------------------     --------------------------
Net Income Before Minority Interest                          1,636,453       4,866,864       1,653,909      3,929,928
                                                           ===========================     ==========================
Minority Interest                                              163,645         486,686         165,391        297,137
                                                           ---------------------------     --------------------------
Net Income                                                   1,472,808       4,380,178       1,488,518      3,632,791
                                                           ===========================     ==========================
Foreign Currency Translation Adjustment                        156,160         156,160              --             --

Minority Interest's share                                       15,616          15,616              --             --
                                                           ---------------------------     --------------------------
Comprehensive Income (Loss)                                  1,613,352       4,520,721       1,488,519      3,632,791
                                                           ===========================     ==========================
Weighted average common share - Basic                       13,297,055      13,290,388      13,287,055     13,287,055

Weighted average common share - Diluted                     13,297,055      13,290,388      13,287,055     13,287,055

EPS - Basic                                                       0.11            0.33            0.11           0.27

EPS - Diluted                                                     0.11            0.33            0.11           0.27

The accompanying notes are an integral part of the financial statements

                                                SORL AUTO PARTS, INC.
                                         CONSOLIDATED STATEMENTS OF CHANGES
                                           IN SHAREHOLDERS' EQUITY FOR THE
                                 THIRD QUARTER ENDED ON SEPTEMBER 30, 2005 AND 2004

                                                                          Retained          Other
                           Number of                                      Earnings      Comprehensive  Shareholders'
                            Shares      Common Stock  Paid in Capital    (Deficit)         Income         Equity
--------------------------------------------------------------------------------------------------------------------
Beginning Balance -
Dec.  31, 200                328,533           657        26,883,343       1,420,000            --        28,304,000

Common Stock              12,958,522        25,917                                                            25,917

Re-organization                                          (22,801,106)                                    (22,801,106)

Net Income (Loss)                                                          3,632,791                       3,632,791

Other Comprehensive
Income (Loss)                                                                                   --                --

Paid In Capital
Contributions                                                     --
--------------------------------------------------------------------------------------------------------------------
Ending Balance -
Sep. 30, 2004                               26,574         4,082,237       5,052,791            --         9,161,602
====================================================================================================================

Beginning Balance -
Dec 31, 200               13,287,055        26,574         4,082,237       6,226,944            --        10,335,755

Common Stock                  10,000            20                                                                20

Net Income (Loss)                                                          4,520,721                       4,520,721

Other Comprehensive
Income (Loss)                                                                              156,160           156,160

Paid In Capital
Contributions                                                 64,980                                          64,980
--------------------------------------------------------------------------------------------------------------------
Ending Balance -
Sep. 30, 2005             13,297,055        26,594         4,147,217      10,747,665       156,160        15,077,636
====================================================================================================================

Note:    Common stock has a par value of $0.002

The accompanying notes are an integral part of the financial statements

                                               SORL AUTO PARTS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THIRD QUARTER ENDED ON SEPTEMBER 30, 2005 AND 2004


                                                                                   2005                  2004
                                                                             ----------------        -------------
Cash Flows from Operating Activities
Net Income (Loss)                                                      US$          4,520,721  US$       3,632,791
     Adjustments to reconcile net income (loss to net cash from operating activities:
     Amortization                                                                       5,544               (3,323)
     Depreciation                                                                     623,123              351,410
     Changes in Assets and Liabilities:
     Account Receivables                                                          (10,268,899)         (11,725,129)
     Notes Receivables                                                               (303,001)          (1,469,862)
     Other Receivables                                                                212,857             (100,159)
     Inventory                                                                       (845,023)            (380,950)
     Prepayments, Deposits, and Other Current Assets                                  108,108            1,719,360
     Account Payables                                                              (1,551,615)          (4,275,039)
     Deposits Received from Customers                                               1,001,852            3,085,319
     Other Payables and Accrued Expenses                                              772,873           25,501,713
     Minority Interest                                                                502,302              848,137
                                                                             ----------------        -------------
            Net Cash Flows from Operating Activities                               (5,221,158)          25,734,346

     Cash Flows from Investing Activities
        Acquisition of Property and Equipment                                      (1,975,074)            (278,779)
        Investment in Intangible Assets                                                  (905)             (28,343)
                                                                             ----------------        -------------
            Net Cash Flows from Investing activities                               (1,975,979)            (307,122)

Cash Flows from Financing Activities
     Proceeds from Borrowings                                                       6,967,553           (2,175,812)
     Proceeds from Share Issuance                                                          20               25,917
     Paid-in capital increase                                                          64,980          (22,801,106)
                                                                             ----------------        -------------
            Net Cash flows from Financing Activities                                7,032,553          (24,951,001)

     Accumulated other Comprehensive Income                                           156,160

Net Increase (Decrease) in Cash                                                        (8,424)             476,224

Cash - Beginning of the term                                                          729,875                   --
                                                                             ----------------        -------------
Cash - End of the term                                                                721,452              476,224
                                                                             ================        =============
Supplemental Cash Flow Disclosures
     Interest Paid                                                                    139,286               79,124
     Tax Paid                                                                              --                   --
                                                                             ----------------        -------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations and cash flows, for the nine months ended September 30, 2005 and 2004 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

2.    DESCRIPTION OF BUSINESS

      SORL Auto Parts (the "Company") is principally engaged in the manufacture and distribution of automotive air brake valves and hydraulic brake valves for vehicles weighing more than three tons, such as trucks, vans and buses, through its 90% ownership of Ruian Group Ruian Auto Parts Company Limited ("Ruian") in the PRC. The Company distributes products both in China and internationally under SORL Auto Parts trademarks. The Company's product range includes 36 categories of brake valves with over 800 different specifications.

3.    SEASONAL BUSINESS

      The Company's operations in China are seasonal due to Chinese holidays. Consequently, the three months ended March 31, 2005 and 2004 have been the Company's slowest period.

4.    FOREIGN CURRENCY TRANSLATION

      The Company maintains its books and accounting records in Renminbi ("RMB"), the currency of the People's Republic of China. The Company's functional currency is also RMB. Translation of financial statement amounts from RMB to the Company's reporting currency, United States dollars ("US$"), has been made at the exchange rate of US$1 to RMB8.11, based on the most recent announcement made by the People's Bank of China on July 21, 2005.

      Assets and liabilities items denominated in foreign currency are translated to the functional currency at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the weighted average rate in effect on the transaction dates. Foreign currency gains and losses, if any, are included in the determination of net income for the period, i.e., in the account of other comprehensive income.

      The RMB is not readily convertible into US dollar or other foreign currencies. The foreign exchange rate between the US$ and the RMB has been stable at approximately US$1 to RMB8.28 for the last few years. No representation is made that the RMB amounts could have been or could be, converted into United States dollars or any other currency at that rate or any other rate.

5.    STOCK-BASED COMPENSATION

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The Company has adopted SFAS 123R on its consolidated financial statements.

6.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

7.    RELATED PARTY TRANSACTIONS

      The following related party transactions occurred for the three quarters ended September 30, 2005: the Company purchased $11.5M finished products and $0.3M packaging materials from Ruili Group; sold $3.3M products to Ruili Group for the three quarters ended September 30, 2005. The Company purchased $5.7M finished products and $0.5M packaging materials from Ruili Group for the three quarters ended September 30, 2004.

8.    OTHER MATTERS

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

      As part of the Reorganization, the Ruili Group transferred to the JV Company the business of manufacture and sale of various kinds of automobile valves and related operations together with the relevant assets and liabilities (the "Transferred Business") effective from January 19, 2004. This was accomplished by transferring the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machineries, and short and long-term borrowings from the Ruili Group to Fairford at a consideration of $6,406,780. Fairford then injected these relevant assets and liabilities as capital contribution for 90% interest of the JV Company. The remaining 10% capital contribution resulted from the Ruili Group's additional inventories. The assets and liabilities injected into the JV Company by the Ruili Group and Fairford represented all the relevant assets and liabilities of the Transferred Business. The Ruili Group retained ownership of certain assets and liabilities including land use rights, buildings, prepayment and deposits of real estate investments, bank balances, borrowings, claims and contingent liabilities (collectively the "Non-transferred Business"). The net assets of discontinued operations were transferred to stockholders at $22,160,876.

                                    PART II

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

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

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-QSB.

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

      Under Tax Holiday, the Company is granted exemption form income tax for two years commencing from the first cumulative profit-making year and 50% reduction in the local income tax rate in the following three years. 2004 is the first accumulative profit-making year. SORL is entitled to 50% income tax reduction in 2006, 2007 and 2008. Thereafter, the applicable income tax rate is 26.40% in Wenzhou city which is located in the coastal economic development zones.

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

RESULTS OF OPERATIONS

(1)   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SALES

      Sales for the quarter ended September 30, 2005 increased by $3.8 million or 30% to $16.4 million from September 30, 2004, primarily as a result of the increase in the sales volume or the units sold particularly from export (outside of China) sales. The export sales accounted for 88% of the total quarter sales increase, while the domestic sales increase accounted for 12% of total quarter increase.

COST OF SALES

      Cost of sales for the quarter ended September 30, 2005 increased to $12.9M from $9.7M from the quarter ended September 30, 2004, representing a 33% increase. The cost increase was consistent with the increase in sales revenue.

GROSS PROFIT

      Gross profit for the quarter ended September 30, 2005 increased by $0.58M to $3.47M from $2.89M for the quarter ended September 30, 2004. This increase in gross profit was primarily due to the increase in the sales both in the domestic (China) and international market. However, the gross profit margin decreased to 21% in the quarter ended September 30, 2005 from 23% in the comparable quarter in 2004, primarily as a result of the RMB appreciation against the US dollar in the context of a much larger amount of export sales denominated in US dollars, as well as an increasing portion of distribution of products not manufactured by the Company itself (which carries a lower margin). Although the gross margin of distribution was at 4% on average, it represents an important value-added service to existing customers by offering to them a wider range of products and saving customers' transaction costs. As part of its short term strategy and in an effort to gain market share and brand recognition, the Company has not increased the prices of its products to offset the currency appreciation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the quarter ended September 30, 2005 was $1.7M or 10% of total net sales compared to $1.1M or 9% of total net sales for the quarter ended September 30, 2004. The increase in expenses was consistent with the growth of the business. In the current quarter, the Company charged $65,000 to general & administrative expense (from the issuance of 10,000 shares at a market price of $6.50 per share on June 30, 2005 for financial advisory services).

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses during the quarter ended September 30, 2005 were $182,000, approximately the same as that of the quarterly depreciation & amortization expenses of $182,000 in 2004.

INTEREST EXPENSE

      Interest expense for the quarter ended September 30, 2005 increased by $60,000 to $139,000 from $79,000 from the quarter ended September 30, 2004. The increase in interest expense is due to the higher debt balance over the year.

INCOME TAX

      There was no income tax for both the quarters ended September 30, 2005 and 2004. As a result of the Joint Venture (i.e. Ruili Group Auto Parts Co., Ltd.) obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax in both fiscal 2004 and 2005.

MINORITY INTEREST

      Minority Interest represents a 10% non-controlling interest in the Joint Venture. Minority Interest in income amounted to US$164,000 and US$165,000 for the quarters ended September 30, 2005 and 2004, respectively.

NET INCOME

      Net income for the quarter ended September 30, 2005 decreased by $16,000, representing a 1% decrease in a net income in $1.47M from net income of $1.49M for the quarter ended September 30, 2004 due to the factors discussed above.

(2)   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SALES

      Sales for the three quarters ended September 30, 2005 increased by $12.7 million or 39% to $45.8 million, primarily as a result of the increase in the volume of products shipped. Export sales increased approximately 86%, constituting 60% of the total sales increase.

COST OF SALES

      Cost of sales for the three quarters ended September 30, 2005 increased to $35.7M from $25.3M for the three quarters ended September 30, 2004, or a 41% increase. The cost increase was consistent with the changes in the operation.

GROSS PROFIT

      Gross profit for the three quarters ended September 30, 2005 increased by $2.2M or 28% to $10.0M from $7.8M for the three quarters ended September 30, 2004. This increase in gross profit was primarily due to the increase in the sales both in the domestic and international market. However, the gross margin dropped 2% from 24% to 22% because of the RMB appreciation against the US dollar by 2%, as well as the increase in the distribution of products not manufactured by the Company by $5.8M which carried an average 4% gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three quarters ended September 30, 2005 was $4.8M or 10% of net sales compared to $3.6M or 11% of net sales for the three quarters ended September 30, 2004. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to the economies of scale resulting from the increase in sales.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased to $575,000 for the three quarters ended September 30, 2005, compared to the depreciation and amortization expense of $512,000 for the three quarters ended September 30, 2004.

INTEREST EXPENSE

      Interest expense for the three quarters ended September 30, 2005 increased by $96,000 to $331,000 from $235,000 for the three quarters ended September 30, 2004. The increase in interest expense was due to the higher debt balance over the year.

INCOME TAX

      There was no income tax for the three quarters ended September 30, 2005 and 2004. As a result of the Joint Venture obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax in both fiscal 2004 and 2005.

MINORITY INTEREST

      Minority Interest represents a 10% non-controlling interest in the Joint Venture. Minority Interest in income amounted to $487,000 and $297,000 for the three quarters ended September 30, 2005 and 2004, respectively.

NET INCOME

      The net income for the three quarters ended September 30, 2005 increased by $747,000, or 20% to a net income of $4.4M from a net income of US$3.6M for the three quarters ended September 30, 2004 due to the factors discussed above.

FINANCIAL CONDITION

(1)   LIQUIDITY AND CAPITAL RESOURCES

      OPERATING - The Company's operations utilized cash resources of $5,221,159 for the three quarters ended September 30, 2005, as compared to generating cash resources of $25,734,345 for the three quarters ended September 30, 2004, primarily as a result of that cash generated in 2005 was consumed to support the increase of receivables and inventory and reduce the accounts payables.

      At September 30, 2005, the Company had cash and cash equivalents of $721,452, as compared to cash and cash equivalents of $476,233 at September 30, 2004. The Company had working capital of $9,989,672 at September 30, 2005, as compared to a working capital deficiency of $10,057,296 at September 30, 2004, reflecting current ratios of 1.55:1 and 0.86:1, respectively. The improvement in working capital for the three quarters ended September 30, 2005 was primarily a result of the growth of profit.

      The Company anticipates that its working capital resources are adequate to fund the anticipated costs and expenses for the remainder of the fiscal year ending December 31, 2005.

      INVESTING - for the three quarters ended September 30, 2005, the Company utilized $1,975,074 in the acquisition of property and equipment to support the growth of its business. During the nine months ended September 30, 2004, the Company utilized $307,122 in investing activities.

      FINANCING - for the three quarters ended September 30, 2005, the Company generated $6,967,553 from bank loans; for the three quarters ended September 30, 2004, the Company paid off $2,175,812 in debt.

      At September 30, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

(2)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

      With respect to foreign currency exchange rates, the Company does not believe that the 2% appreciation or fluctuation of the RMB against the United States recently occurring will have a detrimental effect on the Company's operation even though the Company's export business represents almost one third its revenues.

9. AS THE COMPANY'S DEBT OBLIGATIONS ARE PRIMARILY SHORT-TERM IN NATURE, WITH FIXED INTEREST RATES, THE COMPANY DOES NOT HAVE ANY RISK FROM AN INCREASE IN MARKET INTEREST RATES. HOWEVER, TO THE EXTENT THAT THE COMPANY ARRANGES NEW BORROWINGS IN THE FUTURE, AN INCREASE IN MARKET INTEREST RATE WOULD CAUSE A COMMENSURATE INCREASE IN THE INTEREST EXPENSE RELATED TO SUCH BORROWINGS.

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

Dated: November 11, 2005                      SORL AUTO PARTS, INC.


                                              By: /s/  Xiao Ping Zhang
                                                --------------------------------
                                                Name:  Xiao Ping Zhang
                                                Title: Chief Executive Officer