Form 10KSB/A
period 2004-12-31
SORL Auto Parts Inc
filed 2006-02-09
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-024828

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(Name of Small Business Issuer in Its Charter)

DELAWARE	30-0091294
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

NO. 1169 YUMENG ROAD RUIAN ECONOMIC DEVELOPMENT DISTRICT RUIAN CITY, ZHEJIANG PROVINCE PEOPLE’S REPUBLIC OF CHINA
(Address of Principal Executive Offices, including zip code.)

86-21-6440-1678
(Issuer’s Telephone Number, Including Area Code)

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

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most fiscal year DECEMBER 31, 2004:  $46.8 MILLION

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity.  AS OF MARCH 18TH, 2005, THE VALUE WAS $13.2 MILLION.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of MARCH 18TH, 2005:  13,285,867

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

          SORL Auto Parts, Inc. and subsidiaries (the “Registrant” or the “Company”) was incorporated in Delaware in March 1982 under the name The Enchanted Village, Inc. As the result of the May 10, 2004 Acquisition (discussed below) of Fairford Holdings Limited, a Hong Kong limited liability company (“Fairford”), the Registrant is now in the business of manufacturing and distributing automotive air brake valves and hydraulic brake valves primarily in China to automotive original equipment manufacturers, or OEMs, and related aftermarkets for use in vehicles weighing over three tons, such as trucks, vans and buses.

COMPANY HISTORY

          GENERAL

          In April 2002, two shareholders commenced a civil action in the Delaware Court of Chancery demanding an annual meeting of the stockholders.  In May 2002, the Court of Chancery, acting in accordance with Section 211 of the General Company Law of Delaware, ordered an annual meeting of the Registrant’s stockholders.  The meeting was duly noticed in accordance with the order of the Court of Chancery and held in Wilmington Delaware in June 2002.  The Court of Chancery’s order provided that notwithstanding the quorum requirements of the Registrant’s Bylaws, the stockholders who attended the meeting in person would constitute a quorum for the election of directors.  The only action taken at the meeting was the election of three new directors who assumed office immediately after the meeting.  A meeting of the newly elected board of directors was called and held immediately after the completion of the stockholders’ meeting.  At this meeting, the newly elected board voted to revive the Registrant’s charter in accordance with Delaware law and amend the Bylaws to permit a single member board of directors.  Immediately thereafter, two members of the board resigned and the sole remaining director determined that it was in the best interests of the Registrant and its shareholders that it be recapitalized and that a plan be developed and implemented to restructure the Company.

          In 2002, a Certificate of Revival and Restoration of the Registrant’s Certificate of Incorporation was filed with the Secretary of State of the State of Delaware resulting in the Registrant again being duly organized, validly existing and in good standing under the laws of the State of Delaware.

          In November 2003, the Registrant agreed to sell 500,000 shares of common stock to Keating Reverse Merger Fund LLC (“KRM”).  Concurrently, the Registrant’s sole director, together with other principal shareholders, converted certain debt owed to them to equity.  Immediately thereafter these individuals sold 3,502,700 shares of the Registrant’s common stock owned by them to KRM; the sole officer of the Registrant resigned; and Kevin R.  Keating was named President and a director nominee, resulting in a change of control of the Registrant.  As a result of the foregoing, KRM owned 4,002,700 shares or 90.3% of the then issued and outstanding common stock of the Registrant.  For more information regarding the foregoing please refer to the Registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2003.

          ACQUISITION OF FAIRFORD

          In May 2004, pursuant to the terms of a Share Exchange Agreement (the “Exchange Agreement”) dated as of April 4, 2004, by and among the Registrant, Keating Reverse Merger Fund, LLC (the “Shareholder”), Xiao Ping Zhang, Xiao Feng Zhang and Shuping Chi (collectively, the “Fairford Sellers”); and Fairford, the Registrant acquired from the Sellers (the “Acquisition”) all of the issued and outstanding equity interests of Fairford (the “Fairford Shares”).  As consideration for the Fairford Shares, the Registrant issued 1,000,000 shares of its Series A Convertible Preferred Stock, which were convertible into an aggregate of the 194,305,800 shares of common stock.  The consideration for the Acquisition was determined through arms length negotiations between the management and the Fairford Sellers.  As a result of the Acquisition, the Fairford Sellers held approximately 97.5% of our common stock on an as converted basis.

          Upon the closing of the Acquisition, Kevin R.  Keating resigned as President, Secretary Chief Financial Officer and sole Director of the Registrant.  Effective May 7, 2004, Xiao Ping Zhang, Xiao Feng Zhang, and Guang Kang Chang began serving their terms as members of the Registrant’s Board of Directors.  The newly elected directors appointed Xiao Ping Zhang as the Chairman and Chief Executive Officer, Xiao Feng Zhang as the Chief Operating Officer and Zong Yun Zhou as the Chief Financial Officer.

          All references in this report to “SORL,” the “Registrant,” the “Company,” “we,” “our” and “us” mean, unless the context indicates otherwise, (i) our predecessor, Fairford Holdings Limited, for the periods prior to May 10, 2004, the date the Acquisition was consummated, and (ii) the successor and registrant, SORL Auto Parts, Inc. and subsidiaries that now owns and operates the automotive components manufacturing business of Fairford as a result of the Acquisition.  In addition, when the context so requires, we use the term “predecessor” to refer to the historical operations of our predecessor prior to the Acquisition and “successor” to refer to our historical operations following the Acquisition, and we use the terms “we,” “our” and “us” to refer to the predecessor and the successor collectively.  The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor and represent the financial statements of Transferred Business (defined below).

          CORPORATE GOVERNANCE

          In July 2004, the Registrant changed its name from The Enchanted Village, Inc. to SORL Auto Parts, Inc. The Registrant also effected a one (1) for fifteen (15) reverse stock split and the Fairford Sellers converted their shares of Series A Convertible Preferred Stock into shares of common stock.

BUSINESS

          As a result of the Acquisition, through Fairford’s 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign joint venture (the “Joint Venture”), established pursuant to the laws of the People’s Republic of China (“PRC” or “China”), the Registrant manufactures and distributes automotive air brake valves and hydraulic brake valves primarily in China to automotive original equipment manufacturers, or OEMs, and related aftermarkets for use in vehicles weighing over three tons, such as trucks, vans and buses.

          The Joint Venture formed on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) by and between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford.  The Ruili Group was incorporated in the PRC in 1987 and specializes in the development, production and sale of various kinds of automotive parts.  The Joint Venture was established in the PRC on March 4, 2004 as a sino-foreign joint venture company, with limited liability, by the Ruili Group and Fairford.  Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $7,100,000.

          In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”).  This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, and machinery, and the assumption of short and long term borrowings for a purchase price of $6,390,000.  The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm.  Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture.  The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture.  The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business.  Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

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

          The Joint Venture obtained ISO9001/QS9000/VDA6.1 System Certificates in 2001 and in 2004 our products passed the ISO/TS 16949 System Certification conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH.  The ISO/TS 16949 system was enacted by International Automotive Task Force and has obtained the recognition of the world’s main automobile makers.  Because we hold the above certificates, we are qualified to sell our products worldwide.  We also warrant our products for 50,000 to 60,000 kilometers of use.  Warranty expense has historically been immaterial.

          CUSTOMERS

          The Joint Venture sells its products to forty-two (42) vehicle manufacturers, including all of the truck manufacturers in China.  As indicated, the valves are also widely used in buses.  Typically, bus manufacturers purchase chasses from truck manufacturers, which already have the Joint Venture’s air brake valves incorporated.  In general, customers are divided into three groups:  original equipment manufacturers (“OEM’s”) automobile manufacturers in China, aftermarket distributors, and international customers, accounting for approximately 47%, 26% and 27%, respectively, of our annual sales.  The Joint Venture has long-term relationships with most of its OEM customers.  In 2004, our three largest customers represented 31.26% of our total sales, among them First Auto Group (FAW) is among the top five largest automobile manufacturers in China.  The following table sets forth information regarding our three largest customers:

LIST OF MAJOR CUSTOMERS

NAME OF CUSTOMER	PERCENTAGE OF TOTAL REVENUE FOR 2004

FAW Qingdao Automobile Works	18.83%
First Auto Group Purchase Dept.	6.95%
Liuzhou Special Auto Manufacturing Co. Ltd	5.48%

          SALES AND MARKETING

          The in-house sales and marketing team consists of nineteen (19) individuals, fifteen (15) for domestic (PRC) sales and four for international sales.  Products are sold under the “SORL” trademark, which the Joint Venture licenses on a royalty free basis, from the Ruili Group.  The license expires in 2019.  The Joint Venture has established long-term relationships with most of its OEM manufacturers.  Normally, annual sales contracts with key customers are signed at the beginning of the calendar year and are revised as needed.

          The Joint Venture’s products are also sold in the aftermarket for replacement purposes.  Currently, we have a long-term relationship with those sales centers, established historically with Ruili Group.  These centers sell only the Joint Venture’s and the Ruili Group’s products to over 800 distributors.  For the international market, the Joint Venture partners with the Ruili Group through its international sales centers located in Australia and Dubai on the same terms as would be applicable to unrelated parties.  The Joint Venture also actively participates in international trade shows at Paris, Frankfurt, Detroit and Las Vegas.

          DISTRIBUTION

          The Joint Venture ships finished products directly to OEM manufacturers.  During 2004, the Company provided a value-added service to its largest OEM, Faw Group, by renting space on its site for unloading and unpacking of products delivered to Faw.  This process normally took between one to two days.  Faw Group took over this function by year end 2004.  The products are distributed to the aftermarket customers through the network of twenty-seven (27) sales centers, which also function as the distribution centers for the respective region and center it covers.

          TECHNOLOGY

          The Joint Venture has access to the technical services and results and plans resulting from the Ruili Group’s Research & Development center in Shanghai, which is currently under construction.  The Joint Venture also has access to the technology resulting from the Ruili Group’s three-year cooperation arrangement with the Tongji University, which is one of the leading universities in automotive engineering industry.  This arrangement provides access to 92 technical personnel on a negotiated basis.  The Joint Venture owns one Chinese patent which expires in 2012 covering an automotive clutch empower device.  The Joint Venture has access to the general consulting advice and assistance on a project-by-project basis provided to the Ruili Group by Zhejiang University and Northern Communications University pursuant to which the Joint Venture receives.

          RAW MATERIAL

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchase are aluminum and steel.  The price of steel has increased significantly in the past year, and management believes that it will continue to increase.  The increases have had an adverse impact on gross margins, since some of the increases cannot be passed on to our customers.  This negatively impacted our gross margin by 4.8% for 2004, approximate $1.7M.  This was offset by improvements in production optimization and product structure design.  However, we have informal arrangements with several OEM manufacturers whereby we bundle our orders for steel thereby gaining volume discounts on the aggregate bundled purchase.

          Our three largest suppliers are Zhejiang Huaneng Aluminum Company Limited, Shanghai Longsheng Metal Material Company Limited and Shanghai Zhonglu Metal Material Company Limited, which in the aggregate account for 27% of all components and raw materials purchased.  Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to our OEM customer’s orders and our own forecast for the aftermarket and international sales.  Such purchase plans with key suppliers can be revised quarterly.  Our actual requirements are based on monthly production plans.

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

•

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

•

INVEST IN THE NEXT GENERATION VALVE TECHNOLOGY.  We plan to invest in the next generation valve technology such as anti-lock brake systems and electric brakes, which management believes has great market potential in China.

•	EXPAND PRODUCTION FACILITIES TO MEET FURTHER DEMAND. Management plans to acquire new facilities and procure new equipment Management also plans to increase the Joint Venture’s sales force.

•

TARGET THE INTERNATIONAL MARKET.  During 2004, approximately 27% of sales were generated from customers outside China.  We believe our products are competitive in the international market.  We plan to set up additional sales centers internationally.  We also plan to actively seek strategic partnerships with international distributors and manufacturers.

•

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

          We have three major competitors in China, KaFu, WeiMing and VIE.  Of these three competitors, the sales volumes of KaFu and WeiMing are substantially below those of the Joint Venture.  Pricing of the products manufactured by KaFu and WeiMing are higher than the products manufactured by the Joint Venture.  VIE is a private company with similar cost structure and pricing levels.  However, their current sales volume is still much lower than ours.  In the international market, our largest competitor is Wabco and we believe our advantage over Wabco is our pricing.

DOING BUSINESS IN CHINA

          CHINA’S ECONOMY

          Management believes that the most important factor to understanding the Chinese automobile industry is the country’s rapid economic growth.  The strong demand in the auto sector has been, and will continue to be, underpinned by the desire of residents to improve their living standards, given significant increase in income levels.  According to China’s Statistics Bureau, China’s GDP growth rate for 2003 and 2004 was 9.8% and 9.5% respectively.  At present, China ranks as the world’s sixth-largest economy, behind the US, Japan, Germany, the United Kingdom and France.

          Looking forward, the Chinese government and the International Monetary Fund forecast GDP growth in the region of 8% in 2005.  Over the long term, China’s accession to the World Trade Organization (WTO) is expected to accelerate the capital flow to China from other developed countries.

          THE CHINESE LEGAL SYSTEM

          The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations.  First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference.  In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants.  These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states.  Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles.  The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws.  Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

          Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.  Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes.  Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

          ECONOMIC REFORM ISSUES

          Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

—	We will be able to capitalize on economic reforms;

—	The Chinese government will continue its pursuit of economic reform policies;

—	The economic policies, even if pursued, will be successful;

—	Economic policies will not be significantly altered from time to time; and

—	Business operations in China will not become subject to the risk of nationalization.

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

          Over the last few years, China’s economy has registered a high growth rate.  Recently, there have been indications that rates of inflation have increased.  In response, the Chinese government recently has taken measures to curb this excessively expansive economy.  These measures have included devaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products.  These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy.  The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

          To date reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

          The Registrant currently employs 872 persons:  23 for quality control, 32 technical staff, 36 sales staff, 752 production workers and 29 administrative staff.  There are employment agreements with all of the employees whereby administrative staff workers agree to five years of employment and hourly workers agree to three years.  These agreements bind the employee but not the company and provide that when an employee quits he forfeits one month’s salary to the company.

          The Joint Venture is subject to the Sino-foreign Equity Joint Venture Enterprise Labour Management Regulations.  In compliance with those regulations, the Joint Venture’s management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees.  The Joint Venture will, as required by law, establish special funds for enterprise development, employee welfare and incentives, as well as a general reserve.  In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities.

          The Joint Venture currently has 872 employees, all of whom are employed full time.

JV DISTRIBUTION OF PROFITS

          After provision for social welfare funds for employees and provision for taxation, the profits, if any, of the Joint Venture will be available for distribution to the parties in proportion to their respective capital contributions.  Any such distributions must be authorized by the Joint Venture’s Board of Directors.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.  This report includes forward-looking statements.  Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be place on these forward-looking statements that speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements.

          The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

OVERVIEW

          On May 10, 2004, we acquired all of the issued and outstanding equity interests of Fairford Holdings Limited, a Hong Kong limited liability company.  Until we acquired Fairford, we had only nominal assets and liabilities and limited business operations.  Although Fairford became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a “reverse merger” whereby Fairford is considered to be the accounting acquirer.  As such, the following results of operations are those of Fairford.

          Fairford was organized in Hong Kong as a limited liability company on November 3, 2003.  Fairford owns 90% of the equity interest of Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign joint venture (the “Joint Venture”) established pursuant to the laws of the People’s Republic of China (“PRC” or “China”).  The Joint Venture is a joint venture between Fairford and Ruili Group Co., Ltd. (the “Ruili Group”).

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

          In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”).  This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, and machinery, and the assumption of short and long term borrowings, at a consideration of US$6,390,000.  The consideration was based on a valuation by an independent PRC valuation firm.  Fairford then injected these assets and liabilities as a capital contribution for its 90% interest in the Joint Venture.  The Ruili Group also transferred inventory as its capital contribution for its 10% interest in the Joint Venture.  The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the relevant assets and liabilities of the Transferred Business.  Certain historical information of the Transferred Business is based on the operation of such Business when it was owned by the Ruili Group.

          Pursuant to the formation of the Joint Venture, on January 17, 2004, the Ruili Group and Fairford signed a binding Joint Venture agreement (the “JV Agreement”).  Pursuant to the JV Agreement, the Board of Directors consists of three directors; Fairford has the right to designate two members of the board and the Ruili Group has the right to designate one member.  The majority of the Board has decision making authority with respect to operating matters.  As a result, Fairford maintains operating control over the Joint Venture.

          As a result of the foregoing, through Fairford’s 90% interest in the Joint Venture, the Company manufactures and distributes automotive air brake valves and hydraulic brake valves in China and internationally for use primarily in vehicles weighing over three tons, such as trucks, vans and buses.  There are thirty-six categories of valves with over eight hundred different specifications.  Management believes that it is the largest manufacturer of automotive brake valves in China.

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

CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral.  In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses.  Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

RESULTS OF OPERATIONS

          Year ended December 31, 2004 Compared To Year Ended December 31, 2003.

SALES

Sales	2004			2003

Brake Valves	$35.9	M	76.7%	$25.4	M	76.7%
Non-Valve Products	$10.9	M	23.3%	$7.7	M	23.3%

Total	$46.8	M	100%	$33.1	M	100%

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

COST OF SALES

          Cost of sales for the year ended December 31, 2004 increased to US$35,904,232 from US$26,263,000 for the year ended December 31, 2003.  The increase in cost of sales was due to the increase in sales.  Material costs for the year ended December 31, 2004 was US$24,349,164 or 52.0% of sales compared to US$18,406,876 or 55.6% of sales for the year ended December 31, 2003.  Raw material prices for steel and aluminum increased approximately 20% from 2003 to 2004.  this negatively impacted our gross margin by 4.8% for 2004.  The decrease in material costs as a percentage of sales occurred because we have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the year ended December 31, 2004 was US$5,227,256 or 11.2% of sales compared to US$3,156,825 or 9.5% of sales for the year ended December 31, 2003.  The increase in selling, general and administrative expenses as a percentage of sales was due primarily to the legal and accounting costs ($0.7M or 1.6% of sales) incurred in connection with the corporate restructuring and registration with the Securities Exchange Commission.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense decreased by US$1,243,739 to US$554,261 during the year ended December 31, 2004 from $1,798,000 for year ended December 31, 2003.  The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with the building owned by the Company’s predecessor.  Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at an annual rental of US$439,000, resulting in rental expenses amounting to less than the depreciation expense.

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

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has funded capital requirements through cash flow from operations.  As of December 31, 2004 we had a cash balance of approximately $729,875 and a working capital surplus of approximately $6,092,799.  With the rising prices of raw materials in 2003, the Company began prepaying raw materials suppliers in order to fix the price.  Prepayment to suppliers outstanding at December 31, 2003, was $2.6M and decreased to $1.4M at December 31, 2004 as the pressure of price increases eased somewhat.  Management believes that the Company’s working capital is sufficient to cover capital requirements during the next 12 months.

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

OFF BALACE SHEET ARRANGMENTS

          There are no Off-Balance Sheet Arrangements to report.

ITEM 7.  FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT	F-1-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3-4

Consolidated Statement of changes in Stockholders’ Equity	F-5

Consolidated Statements of Income	F-6

Consolidated Statements of Cash Flows	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8-18

SORL AUTO PARTS, INC. AND SUBSIDIARIES
RUIAN CITY, ZHEJIANG PROVINCE
PEOPLES REPUBLIC OF CHINA

FINANCIAL REPORTS
AT
DECEMBER 31, 2004

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SORL Auto Parts, Inc. and subsidiaries
Ruian City, Zhejiang
Province People’s Republic of China

          We have audited the accompanying consolidated balance sheet of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of SORL Auto Parts, Inc. were audited by other auditors whose report dated April 1, 2004 expressed an unqualified opinion on those statements.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accounting principles accepted in the United States of America.

          As more fully described in note 12, the Company has restated the consolidated financial statements to retroactively reflected 12,953,720 of additional common share issued in connection with the share exchange with The Enchanged Village, Inc.

/s/ Rotenberg and Co. LLP

ROTENBERG AND COMPANY, LLP

Rochester, New York
March 16, 2005, except for notes 12 as to which the date is January 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruili Group Corporation China

We have audited the accompanying balance sheet of Ruili Group Corporation China, a People’s Republic of China limited liability company, (the “Company”), as of December 31, 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 1, 2004

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003 (Rounded)

	(successor)	(predecessor)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$729,875	$—
Trade Receivables, Net of Provisions	12,595,905	3,157,000
Notes Receivable	129,675	—
Inventory	1,875,300	1,837,000
Prepayments	1,404,710	2,602,000
Current Assets - Discontinued Operations	—	42,807,000
Other Taxes	393,300	—

TOTAL CURRENT ASSETS	17,128,765	50,403,000
OTHER ASSETS
Intangible Assets	38,720	10,000
PROPERTY, PLANT AND EQUIPMENT, NET	5,352,654	5,297,000
LONG TERM ASSETS - DISCONTINUED OPERATIONS	—	36,848,000

TOTAL ASSETS	$22,520,139	$92,558,000

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003 (Rounded)

	(successor)	(predecessor)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,717,655	$—
Deposit Received from Customers	861,624	—
Bank Loans	4,830,918	4,591,000
Accrued Expenses	625,769	—
Other Current Liabilities - Discontinued Operations	—	36,408,000

TOTAL CURRENT LIABILITIES	11,035,966	40,999,000
LONG TERM LIABILITIES
Bank Loans	—	1,208,000
Other Long Term Liabilities - Discontinued Operations	—	22,047,000

TOTAL LIABILITIES	11,035,966	64,254,000

MINORITY INTEREST	1,148,418	—

SHAREHOLDERS’ EQUITY
Convertible Preferred Stock - $1 Par Value; 5,000,000 Authorized, 0 Issued and Outstanding	—	—
Common Stock - $.002 Par Value; 50,000,000 Authorized, 13,282,253 and 12,953,720 Issued and Outstanding at December 31, 2004 and 2003, Respectively	26,565	26,000
Additional Paid-in Capital	4,082,246	26,858,000
Retained Earnings	6,226,944	1,420,000

TOTAL SHAREHOLDERS’ EQUITY	10,335,755	28,304,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,520,139	$92,558,000

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIAIRES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings

BALANCE – JANUARY 1, 2003	12,953,720	$25,908	$17,122,092	$270,000
Capital Contributions	—	—	9,736,000	—
Net Income	—	—	—	1,150,000

BALANCE - DECEMBER 31, 2003	12,953,720	25,908	26,858,092	1,420,000
CORPORATE REORGANIZATION:
Distribution of Discontinued Operations to Shareholders	—	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—
Net Income	—	—	—	4,806,944

BALANCE - DECEMBER 31, 2004	13,282,253	$26,565	$4,082,246	$6,226,944

	Total Stockholder’s Equity	Minority Interest

BALANCE - JANUARY 1, 2003	$17,418,000	$—
Capital Contributions	9,736,000	—
Net Income	1,150,000	—

BALANCE - DECEMBER 31, 2003	28,304,000	—
CORPORATE REORGANIZATION:
Distribution of Discontinued Operations	(22,775,189)
Capital Contributed by Minority Shareholders		614,313
Net Income	4,806,944	534,105

BALANCE - DECEMBER 31, 2004	$10,335,755	$1,148,418

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

CONSOLIDATED STATEMENTS OF INCOME

December 31,	2004	2003 (Rounded)

	(successor)	(predecessor)
SALES	$46,815,037	$33,121,000
Cost of Sales	35,904,232	26,263,000

GROSS PROFIT	10,910,805	6,858,000
Selling and Distribution Expenses	2,737,652	1,610,000
General and Administrative Expenses	2,489,604	1,547,000
Finance Costs	287,433	292,000

INCOME FROM OPERATIONS	5,396,116	3,409,000
Other Income	—	435,000
Other Expenses	55,067	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,341,049	3,844,000
Income Taxes – Current	—	546,000

INCOME FROM CONTINUING OPERATIONS	5,341,049	3,298,000
Loss from Discontinued Operations	—	2,148,000

NET INCOME BEFORE MINORITY INTEREST	5,341,049	1,150,000
Minority Interest	(534,105)	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$4,806,944	$1,150,000

NET INCOME PER SHARE – BASIC	$0.37	$0.09

NET INCOME PER SHARE – DILUTED	$0.37	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	13,165,241	12,953,720

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	13,165,241	12,953,720

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31,	2004	2003 (Rounded)

	(successor)	(predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$5,341,049	$1,150,000
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization	554,261	1,798,000
Bad Debts	68,384	12,000
(INCREASE) DECREASE IN ASSETS:
Inventory	(38,300)	726,000
Trade Receivables, Net of Provisions	(9,507,289)	(1,782,000)
Prepayments, Deposits, and Other Current Assets	1,197,290	(2,602,000)
INCREASE (DECREASE) IN LIABILITIES:
Trade Payables	4,717,655	(12,000)
Other Payables and Accrued Expenses	625,769	—
Deposit Received from Customers	861,624	—
Taxes Payable	(393,300)	—
Net Working Capital from Discontinued Operations	(960,876)	(11,630,000)

Net Cash Provided By (Used in) Operating Activities	2,466,267	(12,340,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property, Plant and Equipment	(593,488)	(2,016,000)
Notes Receivable	(129,675)	—
Intangible Assets	(28,720)	—
Investing Activities - Discontinued Operations	(16,427)	(14,924,000)

NET CASH USED IN INVESTING ACTIVITIES	(768,310)	(16,940,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Repayment of) Bank Loans	(968,082)	2,174,000
Financing Activities - Discontinued Operations	—	17,370,000
Capital Contributions – Owners	—	9,736,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(968,082)	29,280,000

Net Change in Cash and Cash Equivalents	729,875	—
Cash and Cash Equivalents - Beginning of Year	—	—

CASH AND CASH EQUIVALENTS - END OF YEAR	$729,875	$—

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest Paid	$287,433	$1,245,000
Taxes Paid	$—	$435,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued in Exchange for Preferred Stock	$25,908	$—
Distribution of Discontinued Operations	$(22,775,189)	$—
Issuance of Common Shares to Fairford (12,953,720 shares)	—	—
Issuance of Common Shares to acquire Enchanted Village (328,533 shares)	—	—

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

          SORL Auto Parts (SORL, the Company) is principally engaged in the manufacture and distribution of automotive air brake valves and hydraulic brake valves for vehicles weighing more than three tons, such as trucks, vans and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (Ruili) in the PRC.  The subsidiary distributes products both in China and internationally under SORL Auto Parts trademarks.  The Company’s product range includes 36 categories of brake valves with over 800 different specifications.  The Company is rated as one of the top 100 auto component suppliers in China.

REORGANIZATION

          In March 2004, pursuant to a Joint Venture Agreement between the Ruili Group Co., Ltd., a PRC corporation (“Ruili Group”), and Fairford Holdings, Inc., a Hong Kong Company (“Fairford”), the parties formed a sino-foreign joint venture (the “Joint Venture”) under the name Ruili Group Ruian Auto Parts Co. Ltd., of which Fairford owned 90% and the Ruili Group owned 10%.  The shareholders and their respective equity interests in Fairford and the Ruili Group were identical.  In connection with its formation, the Joint Venture acquired the business segment of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”).  This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machinery, and the assumption of short and long term borrowings for a purchase price of $6,390,000.  The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm.  Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture.  The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture.  The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business.  Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

          In May 2004, pursuant to the terms of a Share Exchange Agreement (the “Exchange Agreement”) dated as of April 4, 2004, among the Company, Keating Reverse Merger Fund, LLC, Xiao Ping Zhang, Xiao Feng Zhang and Shuping Chi (collectively, the “Sellers”); and Fairford, the Company acquired from the Sellers (the “Acquisition”) all of the issued and outstanding equity interests of Fairford (the “Fairford Shares”).  As consideration for the Fairford Shares, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock, which were convertible into an aggregate of the 194,305,800 shares of common stock.  The consideration for the Acquisition was determined through arms length negotiations between the management and the Fairford Sellers.  As a result of the Acquisition, the Fairford Sellers acquired approximately 97.5% of the Company’s common stock on an as converted basis.

          A current report on Form 8-K was filed on May 24, 2004 to present the financials of the predecessor company (Ruili Group) for the years ended December 31, 2003 and 2002.  The historical financial statements filed with the 8-K reflected the assets and liabilities of both the Transferred Business and the non-transferred business.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

          Subsequent to the transfer and reorganization that occurred in March, 2004, the Company began presenting its financial statements as that of the successor company, being only those assets, liabilities, results of operations, and cash flows relating to the Transferred Business.  Prior periods were restated to reflect comparable prior period results of the Transferred Business.

BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

          The financial statements for the year ended December 31, 2004 have been prepared to present the financial position, results of operations and cash flows of the continuing business of SORL Auto Parts, Inc (the successor’s financial statements).  The financial statements reflect the accounts of the “transferred business” (as described in the preceding paragraphs titled “REORGANIZATION”), from the Ruili Group to the Joint Venture.

          The financial statements for the year ended December 31, 2003 have been restated to present the financial position, results of operations and cash flows for the transferred business to provide comparative financial information to that of fiscal 2004 (the successor’s financial statements).  The financial statements have been restated to remove the assets, liabilities and results of operations related to “non-transferred business” as described in the preceding paragraphs titled “REORGANIZATION”.  The assets, liabilities and results of operations of the “non-transferred business” have been presented as discontinued operations (the predecessor’s financial statements) in the accompanying financial statements.

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

          Fair value of financial instruments - For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

          RELATED PARTY TRANSACTIONS - A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

          (iii)          Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5% per annum.  The Company’s income and cash flows are substantially independent of changes in market interest rates.  The Company has no significant interest-bearing assets.  The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

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

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

2005	2006	2007	2008	2009

$7,120	$5,076	$3,617	$3,617	$3,617

          TRADE RECEIVABLES AND ALLOWANCE FOR BAD DEBTS - The Company presents trade, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility.  Trade receivables generated from credit sales have general credit terms of 45 to 60days.  The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base.  The Company reviews a customer’s credit history before extending credit.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          REVENUE RECOGNITION - Revenues from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer.  Revenues consist of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts.  The Company is subject to the following surtaxes, which are recorded as deductions from gross sales:  Education Supplementary Tax (levied at 4% of net VAT payable).

          SHIPPING AND HANDLING FEES - Shipping and handling fees are classified as selling expenses and amounted to approximately $638,041 and $470,373 for the years ended December 31, 2004 and 2003, respectively.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

          INCOME TAXES - The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS” No. 109), “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

          FOREIGN CURRENCY TRANSLATION - The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Renminbi (“RMB”).  Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions.  Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date.  Non-monetary assets and liabilities in other currencies are translated at historical rates.  Exchanges differences are recognized in the income statement in the period in which they arise.

          CUMPUTATION OF NET INCOME PER COMMON SHARE – Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  The shares outstanding from January 1, 2003 up to the date of the reverse acquisition represent the shares issued to the shareholders of the predecessor (Fairford).  All periods presented have been adjusted to reflect the one for fifteen reverse stock split in July 2004.  Diluted income per common share is the same as basic income per common share since we have no other dilutive securities outstanding.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

          Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  FIN 46 does not have any impact on the financial position or results of operations of the Company.

          In April 2003, the FASB issued SFAS No. 149, “Accounting for Amendment of statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, accounting for Derivative Instruments and Hedging Activities.  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  This statement does not affect the Company.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive products and packaging material from the Ruili Group Co., Ltd.,and Ruian Ruili Haizhiguan Auto Part Co., which are the minority shareholders of SORL.

The  following  related  party  transactions  occurred  during  the years  ended December 31, 2004 and 2003:

December 31,	2004	2003

PURCHASES
Ruili Group Co., Ltd.	$6,566,232	—
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	555,927	—

Total Purchase of non-valve auto parts	$7,122,159	—

December 31,	2004	2003

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$2,239,054	—
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	11,862	—
Xiaofeng, Zhang – Board of Director	265,701

Total Related Parties Included in Accounts Payable	$2,516,617	—

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at December 31, 2004 and 2003 are summarized as follows:

December 31,	2004	2003 (Rounded)

Accounts Receivable	$12,664,289	$3,157,000
Less: Allowance for Doubtful Accounts	68,384	—

Net Accounts Receivable	$12,595,905	$3,157,000

The change in the allowance for doubtful  accounts at December 31, 2004 and 2003 are summarized as follows:

December 31,	2004	2003

Balance – Beginning of Year	$—	$—
Add: Current Year Provision	68,384	—
Lesss: Accounts Written Off	—	—

Balance – End of Year	$68,384	$—

NOTE 4 - INVENTORIES

          Inventories consisted of the following:

Inventories consisted of the following:

December 31,	2004	2003 (Rounded)

Raw Materials	$222,800	$503,000
Work in Process	966,170	607,000
Finished Goods	686,330	727,000

Total Inventories	$1,875,300	$1,837,000

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

December 31,	2004	2003 (Rounded)

Raw Material Suppliers	$1,372,000	$2,602,000
Equipment Purchase	32,710	—

Total Prepayments	$1,404,710	$2,602,000

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

December 31,	2004	2003 (Rounded)

Machinery	$6,361,447	$5,864,000
Mould	1,015,016	1,012,000
Office Equipment	42,755	—
Vehicle	98,578	51,000
	$7,517,796	$6,927,000
Less: Accumulated Depreciation	2,165,142	1,630,000

Net Property and Equipment	$5,352,654	$5,297,000

Depreciation expense charged to operations was $535,620 and $1,798,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7 - ACCRUED EXPENSES Accrued expenses consisted of the following:

Accrued expenses consisted of the following:

December 31,	2004	2003

Accrued Payroll	$206,595	$—
Accrued Rent	365,842	—
Accrued Legal	43,524	—
Other Accrued Expenses	9,809	—

Total Accrued Expenses	$625,769	$—

NOTE 8 - BANK BORROWINGS

Bank borrowings represent the following at December 31:

December 31,	2004	2003 (Rounded)

Secured	$—	$—
Unsecured	4,830,918	5,799,000

	$4,830,918	4,591,000
Less Current Portion	4,830,918	4,591,000

Non-Current Portion	$—	$1,208,000

The loans were borrowed from the banks and are guaranteed by Ruili Group Corporation China, a related party.  These bank  borrowings were from the local banks or financial  institutions and were for financing general working capital Interest was charged at approximately 5% per annum

NOTE 9 - OTHER TAXES Other taxes consisted of the following:

December 31,	2004	2003

VAT Receivable	$430,283	$—
Individual Income Tax Payable	(3,311)	—
Education Surtax Payable	(1,332)	—
Property Tax Payable	(22,829)	—

Sales Tax Payable	(9,511)	—

Total Other Taxes	$393,300	$—

NOTE 10 - INCOME TAXES

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

          Provision for income taxes consists of the following for the year ended December 31, 2003:

(In Thousands)

Income tax expense
Current year	$444
Prior year	102

Total	$546

          The reconciliation of the applicable tax rate to the effective tax rate is as follows:

(In Thousands)

Expected PRC income tax charge at Statutory tax rate of 33% (i)	619
Non-taxable income (ii)	(201)
Non-deductible expenses	26

Current year income tax expense	$444

          (i)          The provision of PRC income tax is calculated based on the statutory rate of 33% in accordance with the relevant PRC income tax rules and regulations for all periods presented.

          (ii)         Non-taxable income represented a goverament grant for the Company’s investment in research and development of new products.

          No provision for deferred tax liabilities has been made, as the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE 11 - LEASES

          The Company has a lease agreement with the Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for an eleven year term ending in February 2014.  Rent expense for the years ended December 31, 2004 and 2003 was $439,009 and $365,840, respectively.

Future minimum rental payments as of December 31, 2004 are as follows:

2005	2006	2007	2008	2009	Thereafter	Total

$ 439,009	$439,009	$439,009	$439,009	$439,009	$1,829,204	$4,024,249

NOTE 12 - RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

          Based on the comments from the Securities and Exchange Commission, the Company amended the consolidated balance sheets, consolidated statements of income and consolidated statements of changes in stockholders’ equity for the years ended December 31, 2004 and 2003 and extended or modified certain notes to the consolidated financial statements to provide additional information as detailed below. The restatements were made to retroactively reflect 12,953,720 of additional common shares issued in connection with the share exchange with The Enchanted Village, Inc. The effect of the restatement was to increase common stock outstanding as of the earliest date presented with a corresponding decrease to additional paid in capital. The restatement had no effect on total stockholders equity or net income in the accompanying financial statements.

          The following table presents the effects of the aforementioned amendments to the basic and fully diluted earnings per share.

	2004

	As restated	As previously reported

Weighted Average Common Shares Outstanding – Basic and Diluted	13,165,241	6,309,896
Earnings Per Share – Basic and Diluted	$0.37	$0.76

	2003

	As restated	As previously reported

Weighted Average Common Shares Outstanding – Basic and Diluted	12,953,720	328,533
Earnings Per Share – Basic and Diluted	$0.09	$3.50

ITEM 8A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures.  We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)      REPORTS ON FORM 8-K

          There were no Reports filed on Form 8-K during the fourth quarter of 2004.

(B)      EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of January, 2006.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES	TITLE	DATE

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman	January 31, 2006

Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	January 31, 2006

Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	January 31, 2006

Zong Yun Zhou

/s/Guang Kang Chang	Director	January 31, 2006

Guang Kang Chang