Form 10QSB/A
period 2005-03-31
SORL Auto Parts Inc
filed 2006-02-09
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	30-0091294

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 1169 Yumeng Road Ruian Economic Development District Ruian City, Zhejiang Province People’s Republic Of China

(Address of principal executive offices)

86-21-6440-1678

(Issuer’ s telephone number)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 11, 2005 there were 13,285,867 shares of Common Stock outstanding

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

i

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements

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

RESULTS OF OPERATIONS

          Quarter ended March 31, 2005 compared to quarter ended March 31, 2004:

          SALES

          Sales for the quarter ended March 31, 2005 increased by US$5.4 million or 60% to US$14.5 million, primarily as a result of the increase in the volume of our products shipped, including for both valve and non-valve products. Additionally, the average unit price of our products increased by 8% from US$11 to US$12.

          COST OF SALES

          Cost of sales for the quarter ended March 31, 2005 increased to $11.3M from $6.8M for the quarter ended March 31, 2004, or 66% increase. The increase in cost of sales resulted from a corresponding increase in sales volume as well as more products being purchased from outside vendors which carry higher costs than the products manufactured internally.

          GROSS PROFIT

          Gross profit for the quarter ended March 31, 2005 increased by $1M or 83 % to US$3.2M from US$2.2M for the quarter ended March 31, 2004. This improvement in gross profit was primarily due to the increase in the sales volume created both in the domestic and international market. The gross profit margin as a percentage of sales decreased by 3% from 25% in 2004 Q1 to 22% in the current quarter. This decrease was due to the fact that 10% of the Company’s gross sales were from products that were purchased from outside vendors as opposed to products manufactured internally, which carry lower cost and higher profit margins.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the quarter ended March 31, 2005 was $1.5M or 10.2% of sales compared to $1.2M or 13.2% of sales for the quarter  ended March 31, 2004.  The increase in selling, general and administrative expenses was primarily attributatble to increases in legal and accounting costs in connection with our corporate reorganization and initial public filings.

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

          MINORITY INTEREST

          Minority Interest represents a 10% non-controlling interest in the company. Minority Interest in income amounted to US$167k and US$96k for quarters ended March 31, 2005 and 2004, respectively.

          NET INCOME

          The net income for the quarter ended March 31, 2005 increased by $0.7M, or 74% to a net income of US$1.7M from a net income of US$1M for the quarter ended March 31, 2004 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has funded capital requirements through cash flow from operations. As of March 31, 2005 we had a cash balance of $610k and a working capital surplus of approximately $7.7M. Operating activities during the quarter ended March 31, 2005 used $1.6M in cash on net income of $1.5M, the major components being a $4.6M increase in accounts receivable and a $.7M increase in prepayments to suppliers Management believes that the Company’s working capital is sufficient to cover capital requirements during the next 12 months.

          Accounts receivable for the 3 months ended March 31, 2005 increased by approximately $4,616,000 from $12,595,905 to $17,211,496. The increase is primarily attributable to credit terms of 120 days extended to OEM customers which exceed the normal credit terms of 45-60 days extended to other customers, in addition to the increase in sales revenue.

          “Days sales outstanding” (DSO) which is a common measure of liquidity, is computed by dividing accounts receivable at the balance sheet date by the daily net credit sales during the period. Day sales outstanding for the 3 months ended March 31, 2005 was 107 as compared to 97 days for the year ended December 31, 2004. The increase in the DSO results primarily from the extended terms offered to the OEM customers.

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

Item 3.          Controls and Procedures

Disclosure controls and procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducts an update, a review and an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company’s disclosure controls and procedures were effective.

Changes in internal controls

          There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 6.          Exhibits.

            (a)          Exhibits:

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2006	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer

SORL AUTO PARTS, INC. and Subsidiaries
Ruian City, Zhejiang Province
People’s Republic of China

FINANCIAL REPORTS
AT
MARCH 31, 2005

SORL AUTO PARTS, INC. and Subsidiaries
Ruian City, Zhejiang Province
People’s Republic of China

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	9-10

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2005 and 2004	11

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and 2004	12

Notes to Consolidated Financial Statements (Unaudited)	13-19

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People’s Republic of China

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$610,067	$729,875
Trade Receivables, Net of Provisions $68,384 as of 3/31/05 and 12/31/04	17,211,496	12,595,905
Notes Receivable	764,447	129,675
Inventory	1,764,440	1,875,300
Prepayments	2,059,329	1,404,710
Other Receivables	29,835	393,300

Total Current Assets	22,439,614	17,128,765
Other Assets
Intangible Assets	36,940	38,720
Property, Plant and Equipment, Net	5,449,132	5,352,654

Total Assets	$27,925,686	$22,520,139

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People’s Republic of China

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$4,444,562	$4,717,655
Deposit Received from Customers	1,793,401	861,624
Bank Loans	7,246,377	4,830,918
Accrued Expenses and Other	1,288,428	625,769

Total Current Liabilities	14,772,768	11,035,966

Minority Interest	1,315,293	1,148,418

Shareholders’ Equity
Convertible Preferred Stock – $1 Par Value; 5,000,000 Authorized, 0 Issued and Outstanding	—	—
Common Stock – $.002 Par Value; 50,000,000 Authorized, 13,285,867 and 13,282,253 Issued and Outstanding at March 31, 2005 and December 31, 2004, Respectively.	26,572	26,565
Additional Paid-in Capital	4,082,239	4,082,246
Retained Earnings	7,728,814	6,226,944

Total Shareholders’ Equity	11,837,625	10,335,755

Total Liabilities and Shareholders’ Equity	$27,925,686	$22,520,139

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People’s Republic of China

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31,	2005	2004

	(Unaudited)
Sales	$14,515,866	$9,091,352
Cost of Sales	11,296,173	6,855,767

Gross Profit	3,219,693	2,235,585
Selling and Distribution Expenses	927,089	626,648
General and Administrative Expenses	554,254	570,279
Finance Costs	60,452	80,101

Income from Operations	1,677,898	958,557
Other Expenses	9,153	—

Income from Continuing Operations Before Income Taxes	1,668,745	958,557
Income Taxes - Current	—	—

Net Income Before Minority Interest	1,668,745	958,557
Minority Interest	(166,875)	(95,856)

Net Income Attributable to Shareholders	$1,501,870	$862,701

Net Income Per Share - Basic	.11	.07

Net Income Per Share - Diluted	.11	.07

Weighted Average Common Shares Outstanding - Basic	13,285,867	12,953,720

Weighted Average Common Shares Outstanding - Diluted	13,285,867	12,953,720

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People’s Republic of China

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,	2005	2004

	(Unaudited)
Cash Flows from Operating Activities
Net Income for the Period	$1,501,870	$862,701
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	192,005	49,571
Minority Interest	166,875	95,856
(Increase) Decrease in Assets:
Inventory	110,860	(904,911)
Trade Receivables, Net of Provisions	(4,615,591)	(1,834,927)
Prepayments, Deposits, and Other Current Assets	(291,154)	2,602,000
Increase (Decrease) in Liabilities:
Trade Payables	(273,093)	(6,013)
Other Payables and Accrued Expenses	662,659	(829,819)
Deposit Received from Customers	931,777	—

Net Cash Provided By (Used in) Operating Activities	(1,613,792)	34,458

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	(286,703)	2,023
Notes Receivable	(634,772)	—
Intangible Assets	—	(33,822)

Net Cash Used in Investing Activities	(921,475)	(31,799)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans	2,415,459	(1,899)

Net Cash (Used in) Provided by Financing Activities	2,415,459	(1,899)

Net Change in Cash and Cash Equivalents	(119,808)	760
Cash and Cash Equivalents – Beginning of Period	729,875	—

Cash and Cash Equivalents – End of Period	$610,067	$760

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest Paid	$60,452	$80,101
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(Formerly Known as The Enchanted Village, Inc.)
Ruian City, Zhejiang Province,
People’s Republic of China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-KSB to the Securities and Exchange Commission for the year ended December 31, 2004.

Description of Business

SORL Auto Parts (“the Company”) is principally engaged in the manufacture and distribution of automotive air brake valves and hydraulic brake valves for vehicles weighing more than three tons, such as trucks, vans and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (Ruian) in the PRC. The subsidiary distributes products both in China and internationally under SORL Auto Parts trademarks. The Company’s product range includes 36 categories of brake valves with over 800 different specifications. The Company is rated as one of the top 100 auto component suppliers in China.

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

BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

          The financial statements for the periods ended March 31, 2005 and 2004 have been prepared to present the financial position, results of operations and cash flows of the continuing business of SORL Auto Parts, Inc (the successor’s financial statements).  The financial statements reflect the accounts of the “transferred business” (as described in the preceding paragraphs titled “REORGANIZATION”), from the Ruili Group to the Joint Venture.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at March 31, 2005 are summarized as follows:

Beginning balance	68,384
Add: provision for current quarter	—
Less: Accounts written off	—
Ending balance	68,384

The company has general credit terms of 6 months.  As of March 31, 2005, the collections of accounts receivable have been 90 days.  Hence, no additional allowance is provided for the 3 months then ended.

The company’s accounts receivables are summarized as follows:

Beginning balance	17,279,880
Less: Allowance for doubtful accounts	(68,384)
Ending balance	17,211,496

NOTE 4 – INVENTORIES

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

NOTE 7 - OTHER TAXES

Other taxes consisted of the following, on March 31, 2005:

VAT Payablealance	805,299
Education Surtax	3,221
City Construction Tax	—

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

Future minimum rental payments as of each fiscal year end are as follows:

2005	2006	2007	2008	2009	Thereafter

$ 439,009	$439,009	$439,009	$439,009	$439,009	$1,829,204

for a total of $ 4,024,249.

NOTE 10 - OTHER MATTERS

In January 2004, the Company underwent a corporate reorganization to restructure its business (the “Reorganization”). Pursuant to the Reorganization, the Company and Fairford Holdings Limited (“Fairford”), a company incorporated on November 3, 2003, in Hong Kong with limited liability, with identical shareholders as the Company, established Ruili Group Ruian Auto Parts Co., Ltd., in the PRC as a  Sino-foreign equity joint venture company with limited liability (the “JV Company”) on March 4, 2004.

As part of the Reorganization, the Company transferred to the JV Company the business of manufacture and sale of various kinds of automobile valves and related operations together with the relevant assets and liabilities (the

“Transferred  Business”) effective from January 19, 2004. This was accomplished by firstly transferring the relevant assets and liabilities of the Transferred Business including trade receivables, inventories, plant and machineries, and short and long-term  borrowings from the Company to Fairford at a consideration of $6,406,780. Fairford then injected these relevant assets and liabilities as capital contribution for 90% interest of the JV Company. The remaining 10% capital contribution resulted from the Company’s additional inventories. The assets and liabilities injected into the JV Company by the Company and Fairford represented all the relevant assets and liabilities of the Transferred Business. The Company retained ownership of certain assets and liabilities including land use rights, buildings, prepayment and deposits of real estate investments, bank balances, borrowings, claims and contingent liabilities (collectively the “Non-transferred Business”). The net assets of discontinued operations were transferred to stockholders at $22,160,876.