Form 10QSB/A
period 2005-06-30
SORL Auto Parts Inc
filed 2006-02-09
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

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

86-577-65817720

(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 11, 2005 there were 13,285,867 shares of Common Stock outstanding

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

- i -

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

	June 30, 2005		December 31, 2004

	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	317,030	US$	729,875
Trade Receivables, Net of Provision		18,988,834		12,595,905
Notes Receivable		934,783		129,675
Inventory		2,604,395		1,875,300
Prepayments		1,810,466		1,404,710
Other Currents (Receivables, or discontinued operations)		62,742		393,300

Total Current Assets		24,718,250		17,128,765
Fixed Assets
Property, Plant and Equipment		8,590,023		7,517,796
Less: Accumulated Depreciation		(2,554,240)		(2,165,142)

Fixed Assets, Net		6,035,783		5,352,654
Other Assets
Loans Receivable		0		0
Intangible Assets		43,173		43,174
Less: Accumulated Amortization		(8,013)		(4,454)
Intangible Assets, Net		35,160		38,720
Other LT Assets (Discontinued Operations)		0		0

Total Other		35,160		38,720

Total Assets	US$	30,789,193	US$	22,520,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	US$	5,101,678	US$	4,717,655
Deposit Received from Customers		1,499,868		861,624
ST Bank Loans		8,174,590		4,830,918
Accrued Expenses		221,866		625,769
Other Current Liabilities		1,075,428		0
Total Current Liabilities		16,073,430		11,035,966
Long-Term Liabilities
LT Bank Loans		0		0
Other LT Liabilities		0		0

Total Liabilities		16,073,430		11,035,966

Minority Interest		1,471,577		1,148,418
Shareholders’ Equity
Common Stock		26,574		26,565
Paid In Capital		4,082,237		4,082,246
Reserves		0		0
Retained Earnings (Deficit)		9,135,375		6,226,944

		13,244,186		10,335,755

Total Liabilities and Shareholders’ Equity	US$	30,789,193	US$	22,520,139

The accompanying notes are an integral part of these financial statements.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For The Second Quarter Ended on June 30, 2005 and 2004

	2005 Q2		2005 YTD	2004 Q2		2004 YTD

Sales	US$	14,924,151	29,440,016	US$	11,340,173	20,409,618
Cost of Sales		11,561,779	22,857,952		8,686,430	15,525,677

Gross Profit		3,362,372	6,582,064		2,653,743	4,883,941
Expenses:
Selling and Distribution Expenses		954,666	1,881,755		387,736	1,012,874
General and Administrative Expenses		652,039	1,206,293		839,266	1,408,171
		0	0		0	0

Total Expenses		1,606,705	3,088,048		1,227,002	2,421,045
Operating Income		1,755,667	3,494,016		1,426,741	2,462,896
Financial Expenses		(126,348)	(186,800)		(76,267)	(156,175)
Other Income		0	0		0	0
Non-Operating Expenses		(66,473)	(75,626)		(36,187)	(36,187)

Income (Loss) Before Provision for Income Taxes		1,562,846	3,231,590		1,314,287	2,270,534
Provision for Income Taxes		0	0		0	0

Net Income Before Minority Interest	US$	1,562,846	3,231,590	US$	1,314,287	2,270,534

Minority Interest		156,285	323,159		131,428	227,053

Net Income Attributable to Shareholders		1,406,561	2,908,431		1,182,859	2,043,481

Weighted average common share - Basic		13,287,055	13,287,055		13,282,253	13,282,253
Weighted average common share - Diluted		13,287,055	13,287,055		13,282,253	13,282,253
EPS -Basic		0.11	0.22		0.09	0.15
EPS -Diluted		0.11	0.22		0.09	0.15

The accompanying notes are an integral part of these financial statements.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For The Second Quarter Ended on June 30, 2005 and 2004

	Number of Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Shareholders’ Equity	Minority Interest

Beginning Balance - Dec 31, 2003	12,953,720	25,908	26,858,092	1,420,000	28,304,000	—
Corporate Reorganization:
Distribution of Discontinued Operations to Shareholders	—	—	(22,775,189)	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—	—	—
Capital Contributed by Minority Shareholders	—	—	—	—	—	614,313
Net Income (Loss)	—	—	—	2,043,481	2,043,481	227,053

Ending Balance – June 30, 2004	13,282,253	26,565	4,082,246	3,463,481	7,572,292	841,366

Beginning Balance - Dec 31, 2004	13,282,253	26,565	4,082,246	6,226,944	10,335,755	1,148,418
Common Stock – Adjustment for fractional shares	4,802	9	(9)	—	—	—
Net Income (Loss)	—	—	—	2,908,431	2,908,431	323,159

Ending Balance – June 30, 2005	13,287,055	26,574	4,082,237	9,135,375	13,244,186	1,471,577

Note:     Common stock has a par value of $0.002

The accompanying notes are an integral part of these financial statements.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Six Months Ended on June 30, 2005 and 2004

	2005		2004

Cash Flows from Operating Activities
Net Income (Loss)	US$	2,908,431	US$	2,043,481
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from Sale/Disposal of Assets		0		0
Amortization		3,559		(4,228)
Depreciation		389,098		173,948
Changes in Assets and Liabilities:
Trade Receivables		(6,392,929)		(9,343,024)
Notes Receivables		(805,108)		(302,065)
Other Receivables		330,558		(20,846)
Inventory		(729,095)		54,546
Prepayments, Deposits, and Other Current Assets		(405,756)		2,042,988
Trade Payables		384,023		4,532,656
Deposits Received from Customers		638,244		611,534
Other Payables and Accrued Expenses		671,525		249,435
Minority Interest		323,159		227,053

Net Cash Flows from Operating Activities		(2,684,291)		265,478
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(1,072,227)		(53,112)
Investment in Intangible Assets		0		(28,343)
Investing in Activities - Discontinued Ops		0		0

Net Cash Flows from Investing Activities		(1,072,227)		(81,455)
Cash Flows from Financing Activities
Proceeds from Borrowings		3,343,672		(1,899)
Proceeds from Share Issuance		0		25,917
Paid-in Capital Increase		0		(9)

Net Cash Flows from Financing Activities		3,343,672		24,009
Net Increase (Decrease) in Cash		(412,845)		208,032
Cash - Beginning of Term		729,875		0

Cash - End of Term	US$	317,030	US$	208,032

Supplemental Cash Flow Disclosures:
Interest Paid		177,015		153,135
Tax Paid		0		0

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Cash Balance per Current Balance Sheet		317,030		208,032
Check		(0)		(0)

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

BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

          The financial statements for the periods ended June 30, 2005 and 2004 have been prepared to present the financial position, results of operations and cash flows of the continuing business of SORL Auto Parts, Inc (the successor’s financial statements).  The financial statements reflect the accounts of the “transferred business” (as described in the preceding paragraphs titled “REORGANIZATION”), from the Ruili Group to the Joint Venture.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS.  For certain of the Company’s financial instruments, including cash and cash  equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals,  the carrying amounts approximate fair values due to their short maturities.

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

          FOREIGN CURRENCY TRANSLATION - The reporting currency of the Company is U.S.  dollars and the financial records are maintained and the financial statements are prepared in Chinese Renminbi  (“RMB”).  Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions.  Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date.  Non-monetary assets and liabilities in other currencies are translated at historical rates.

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

1.       RESEARCH AND DEVELOPMENT EXPENSES

          Research and development costs are expensed as incurred.  They amounted to approximately $49,496 and $10,109 for the two quarters ended June 30, 2005 and 2004, respectively.

2.       RELATED PARTY TRANSACTIONS

          The following related party transactions occurred for the two quarters ended June 30, 2005: the company purchased $7M finished products and $0.5M packaging materials from Ruili Group; sold $1.9M products to Ruili Group.  The company purchased $1M finished products from Ruili Group for the two quarters ended on June 30, 2004.

3.       ACCOUNTS RECEIVABLE

          The change in the allowance for doubtful accounts at June 30, 2005 and 2004 are summarized as follows:

	2005	2004

Beginning balance	68,384	—
Add: provision for current quarter	14,949	—
Less: Accounts written off	—	—

Ending balance	83,333	—

          The company’s accounts receivables are summarized as follows:

	2005	2004

Beginning balance	19,072,167	12,505,509
Less: Allowance for doubtful accounts	(83,333)	—

Ending balance	18,988,834	12,505,509

4.       INVENTORIES

          On June 30, 2005 and 2004, inventories consist of the following:

	2005	2004

Raw Material	950,644	162,161
Work in process	664,948	601,805
Finished Goods	988,803	1,018,488

Total Inventory	2,604,395	1,782,454

5.       PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consisted of the following, on June 30, 2005 and 2004:

	2005	2004

Machinery	7,331,785	5,964,618
Mould	1,017,914	1,015,016
Office equipment	96,894	—
Vehicle	143,430	—
Less: Accumulated depreciation	(2,554,240)	(1,803,470)

Fixed Assets, net	6,035,783	5,176,164

          Depreciation expense charged to operations was $389,098 and $173,948 for the two quarters ended June 30, 2005 and 2004, respectively.

6.       BANK BORROWINGS

          The loans were borrowed from the banks and are guaranteed by Ruili Group Corporation, China, a related party.  These bank borrowings were from the local banks or financial institutions and were for the financing of general working capital.  Interest was charged at approximately 5% per annum.

7.       INCOME TAXES

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

8.       OTHER TAXES

          Other taxes consisted of the following, on June 30, 2005 and 2004:

	2005	2004

VAT Payable	6,467	142,654
Education Surtax	697	5,914
City Construction Tax	—	—

9.       LEASES

          The Company has a lease agreement with the Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for an eleven year term ending in February 2014.  Rent expense for the two quarters ended June 30, 2005 and 2004 was $219,504 and $219,504 respectively.

          Future minimum rental payments as of each fiscal year end are as follows:

2005	2006	2007	2008	2009	Thereafter

$219,505	$439,009	$439,009	$439,009	$439,009	$1,829,204

in total of $ 3,804,745.

10.     ADVERTISING COSTS

          Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs accounted to approximately $16,957 and $1,334 for the two quarters ended June 30, 2005 and 2004, respectively.

SUBSEQUENT EVENT

          The People’s Bank of China, China’s central bank, recently announced that with approval from the State Council, and beginning from July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and in reference to a package of currencies.  Current US Dollar exchange rate is 8.11 to Chinese RMB, a 2% drop compared with 8.28, the exchange rate prior to July 21, 2005.  This change of exchange rate will have no material impact to the overall operation of the Company.  However, since export revenues have accounted for 30% of the total sales, the company will monitor closely the changes in cost and selling price in order to make strategic decisions in a proper way and timely manner.

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

(2)     FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

          SALES

          Sales for the two quarters ended June 30, 2005 increased by US$9 million or 44% to US$29.4 million, primarily as a result of the increase in the volume of the Company’s products shipped attributable in substantial part to an increase in export sales.  Export sales increased by approximately 91% from the comparable period.  Export growth is primarily attributed to continuing market efforts and new products development.

          COST OF SALES

          Cost of sales for the two quarters ended June 30, 2005 increased to $22.9M from $15.5M for the two quarters ended June 30, 2004, or 47% increase. The cost increase was in line with the a corresponding increase in sales volume as well as more products being purchased from outside vendors which carry higher costs than the products manufactured internally.

          GROSS PROFIT

          Gross profit for the two quarters ended June 30, 2005 increased by $1.7M or 34 % to US$6.6M from US$4.9M for the two quarters ended June 30, 2004. This increase in gross profit was primarily due to the increase in the sales both in the domestic and international market. The gross profit margin dropped 2% from 24% in the first half of 2004 to 22% in current two quarters. This decrease was due to the fact that 22% of the Company’s gross sales were from products that were purchased from outside vendors as opposed to products manufactured internally, which carried lower cost and higher profit margins.

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

FINANCIAL CONDITION

(1)     LIQUIDITY AND CAPITAL RESOURCES

          OPERATING - The Company’s operations utilized cash resources of $2,684,291 for the six months ended June 30, 2005, as compared to generating cash resources of $265,478 for the six months ended June 30, 2004, primarily as a result of that cash generated in 2005 was consumed to support the increase of receivables and inventory and reduce the accounts payables.

          Accounts receivable for the 6 months ended June 30, 2005 increased by approximately $6,393,000 from $12,595,905 to $18,988,834. the increase is primarily attributable to credit terms of 120 days being extended to OEM customers which exceed the normal credit terms of 45-60 days extended to other customers, in addition to the increase in sales revenue.

          “Days Sales Outstanding” (DSO) which is a common measure of liquidity, is computed by dividing accounts receivable at the balance sheet date by the daily net credit sales during the period. Days sales outstanding for the 6 months ended June 30, 2005 was 116 as compared to 97 days for the year ended December 31, 2004. The increase in the DSO primarily results from the extended terms offered to the OEM customers.

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

          With respect to foreign currency exchange rates, the Company does not believe that the 2% appreciation or fluctuation of the RMB against the USD would have a detrimental effect on the Company’s operation; even though the Company has almost one third of its revenues attributable to sales outside the PRC since on the one hand in the past the exchange rates to other currencies were fluctuating except for that to the US dollar, and on the other hand, exports to the US are still not material in relation to overall export sales.

          As the Company’s debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates.  However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

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

          (b)          Changes in Internal Controls.

          During the period covered by the Quarterly Report on Form 10-QSB, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item. 6.     Exhibits.

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