Form 10QSB/A
period 2005-09-30
SORL Auto Parts Inc
filed 2006-02-09
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

(Issuer’ s telephone number)

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

- i -

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	September 30, 2005		December 31, 2004

	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	721,452	US$	729,875
Trade Receivables, Net of Provision		22,864,804		12,595,905
Notes Receivable		432,676		129,675
Inventory		2,720,323		1,875,300
Prepayments		1,296,602		1,404,710
Other Currents (Receivables, or discontinued operations)		180,443		393,300

Total Current Assets		28,216,300		17,128,765
Fixed Assets
Property, Plant and Equipment		9,492,870		7,517,796
Less: Accumulated Depreciation		(2,788,265)		(2,165,142)

Fixed Assets, Net		6,704,605		5,352,654
Other Assets
Intangible Assets		44,078		43,174
Less: Accumulated Amortization		(9,998)		(4,454)
Intangible Assets, Net		34,080		38,720
Other LT Assets (Discontinued Operations)		0		0

Total Other		34,080		38,720

Total Assets	US$	34,954,985	US$	22,520,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	US$	3,166,039	US$	4,717,655
Deposit Received from Customers		1,863,476		861,624
ST Bank Loans		11,798,471		4,830,918
Accrued Expenses		553,713		625,769
Other Current Liabilities		844,929		0
Total Current Liabilities		18,226,628		11,035,966
Long-Term Liabilities
LT Bank Loans		0		0
Other LT Liabilities		0		0

Total Liabilities		18,226,628		11,035,966

Minority Interest		1,666,336		1,148,418
Shareholders’ Equity
Common Stock		26,594		26,565
Paid In Capital		4,147,217		4,082,246
Accumulative Other Comprehensive Income (Loss)		281,088		0
Retained Earnings (Deficit)		10,607,122		6,226,944

		15,062,021		10,335,755

Total Liabilities and Shareholders’ Equity	US$	34,954,985	US$	22,520,139

The accompanying notes are an integral part of these financial statements.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For The Third Quarter Ended on September 30, 2005 and 2004

	2005 Q3		2005 YTD	2004 Q3		2004 YTD

Sales	US$	16,376,928	45,794,109	US$	12,595,272	33,054,188
Cost of Sales		12,909,886	35,747,428		9,706,939	25,270,118

Gross Profit		3,467,042	10,046,681		2,888,333	7,784,070
Expenses:
Selling and Distribution Expenses		849,854	2,732,863		606,780	1,622,100
General and Administrative Expenses		822,925	2,027,085		536,362	1,947,934

Total Expenses		1,672,779	4,759,948		1,143,142	3,570,034
Operating Income		1,794,263	5,286,733		1,745,191	4,214,036
Financial Expenses		(145,168)	(331,254)		(78,125)	(234,677)
Other Income		0	0		0	0
Non-Operating Expenses		(12,642)	(88,615)		(13,157)	(49,431)

Income (Loss) Before Provision for Income Taxes		1,636,453	4,866,864		1,653,909	3,929,928
Provision for Income Taxes		0	0		0	0

Net Income Before Minority Interest	US$	1,636,453	4,866,864	US$	1,653,909	3,929,928

Minority Interest		163,645	486,686		165,391	297,137

Net Income Attributable to Shareholders		1,472,808	4,380,178		1,488,518	3,632,791

Foreign Currency Translation Adjustment		312,320	312,320		0	0
Minority Interest’s share		31,232	31,232		0	0

Comprehensive Income (Loss)		1,753,896	4,661,266		1,488,518	3,632,791

Weighted average common share - Basic		13,297,055	13,290,388		13,282,253	13,282,253
Weighted average common share - Diluted		13,297,055	13,290,388		13,282,253	13,282,253
EPS -Basic		0.11	0.33		0.11	0.27
EPS -Diluted		0.11	0.33		0.11	0.27

The accompanying notes are an integral part of these financial statements.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For The Third Quarter Ended on September 30, 2005 and 2004

	Number of Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Beginning Balance - Dec 31, 2003	12,953,720	25,908	26,858,092	1,420,000	—	28,304,000	—
Corporate Reorganization:
Distribution of Discontinued Operations to Shareholders	—	—	(22,775,189)	—	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—	—	—	—
Capital Contributed by Minority Shareholders	—	—	—	—	—	—	614,313
Net Income (Loss)	—	—	—	3,632,791	—	3,632,791	297,137
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—

Ending Balance – September 30, 2004	13,282,253	26,565	4,082,246	5,052,791	—	9,161,602	911,450

Beginning Balance - Dec 31, 2004	13,282,253	26,565	4,082,246	6,226,944	—	10,335,755	1,148,418
Common Stock – Adjustment for fractional shares	4,802	9	(9)	—	—	—	—
Common Stock – Issuance for payment financial advisory services	10,000	20	64,980	—	—	65,000	—
Net Income (Loss)	—	—	—	4,380,178	—	4,380,178	486,686
Other Comprehensive Income (Loss)	—	—	—	—	281,088	281,088	31,232

Ending Balance – September 30, 2005	13,297,055	26,594	4,147,217	10,607,122	281,088	15,062,021	1,666,336

Note:     Common stock has a par value of $0.002

The accompanying notes are an integral part of these financial statements.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Nine Months Ended on September 30, 2005 and 2004

	2005		2004

Cash Flows from Operating Activities
Net Income (Loss)	US$	4,380,178	US$	3,632,791
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from Sale/Disposal of Assets		0		0
Amortization		5,544		(3,323)
Depreciation		623,123		351,410
Financial Advisory Service expenses paid by issuance Common Stock		65,000		0
Changes in Assets and Liabilities:
Trade Receivables		(10,268,899)		(11,725,129)
Notes Receivables		(303,001)		(1,469,862)
Other Receivables		212,857		(100,159)
Inventory		(845,023)		(380,950)
Prepayments, Deposits, and Other Current Assets		108,108		1,719,360
Trade Payables		(1,551,615)		(4,275,039)
Deposits Received from Customers		1,001,852		3,085,319
Other Payables and Accrued Expenses		772,873		25,501,713
Minority Interest		486,686		848,137

Net Cash Flows from Operating Activities		(5,312,317)		25,734,346
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(1,975,074)		(278,779)
Investment in Intangible Assets		0		(28,343)
Investing in Activities - Discontinued Ops		0		0

Net Cash Flows from Investing Activities		(1,975,074)		(307,122)
Cash Flows from Financing Activities
Proceeds from Borrowings		6,967,553		(2,175,812)
Proceeds from Share Issuance		0		25,917
Paid-in Capital Increase		0		(22,801,106)

Net Cash Flows from Financing Activities		6,967,553		(24,951,001)
Effect on changes in Foreign Currency Exchange Rate		311,415		0
Net Increase (Decrease) in Cash		(8,423)		476,224
Cash - Beginning of Term		729,875		0

Cash - End of Term	US$	721,452	US$	476,224

Supplemental Cash Flow Disclosures:
Interest Paid		139,286		79,124
Tax Paid		0		0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2005 and the results of its operations and cash flows, for the nine months ended September 30, 2005 and 2004 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

          These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2004.

DESCRIPTION OF BUSINESS

          SORL Auto Parts (the “Company”) is principally engaged in the manufacture and distribution of automotive air brake valves and hydraulic brake valves for vehicles weighing more than three tons, such as trucks, vans and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruili”) in the PRC. The Company distributes products both in China and internationally under SORL Auto Parts trademarks. The Company’s product range includes 36 categories of brake valves with over 800 different specifications.

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

BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

          The financial statements for the periods ended September 30, 2005 and 2004 have been prepared to present the financial position, results of operations and cash flows of the continuing business of SORL Auto Parts, Inc (the successor’s financial statements).  The financial statements reflect the accounts of the “transferred business” (as described in the preceding paragraphs titled “REORGANIZATION”), from the Ruili Group to the Joint Venture.

SEASONAL BUSINESS

          The Company’s operations in China are seasonal due to Chinese holidays. Consequently, the three months ended March 31, 2005 and 2004 have been the Company’s slowest period.

FOREIGN CURRENCY TRANSLATION

          The Company maintains its books and accounting records in Renminbi (“RMB”), the currency of the People’s Republic of China. The Company’s functional currency is also RMB. Translation of financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”), has been made at the exchange rate of US$1 to RMB8.11, based on the most recent announcement made by the People’s Bank of China on July 21, 2005.

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

STOCK-BASED COMPENSATION

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

               COST OF SALES

               Cost of sales for the quarter ended September 30, 2005 increased to $12.9M from $9.7M for the quarter ended September 30, 2004, or 33% increase.  The cost increase was in line with the increase of sales revenue.

               GROSS PROFIT

               Gross profit for the quarter ended September 30, 2005 increased by $0.58M to $3.47M from $2.89M for the quarter ended September 30, 2004. This increase in gross profit was primarily due to the increase in the sales both in the domestic (China) and international market. However, the gross profit margin decreased to 21% in the quarter ended September 30, 2005 from 23% in the comparable quarter in 2004, primarily as a result of the RMB appreciation against the US dollar in the context of a much larger amount of export sales denominated in US dollars, as well as an increasing portion of distribution of products not manufactured by the Company itself (which carries a lower margin). Although the gross margin of distribution was at 4% on average, it represents an important value-added service to existing customers by offering to them a wider range of products and saving customers’ transaction costs. As part of its short term strategy and in an effort to gain market share and brand recognition, the Company has not increased the prices of its products to offset the currency appreciation.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses for the quarter ended June 30, 2005 was $1.6M or 11% of total net sales compared to $1.2M or 11% of total net sales for the quarter ended June 30, 2004.  The increase of the expenses was in line with the growth of the business.

               DEPRECIATION AND AMORTIZATION

               Depreciation and amortization expense increased to $201k during the quarter ended September 30, 2005 was $1.7M or 10% of total net sales compared to $1.1M or 9% of total net sales for the quarter ended September 30, 2004. The increase in expenses was consistent with the growth of the business. In the current quarter, the Company charged $65,000 to general & administrative expense (from the issuance of 10,000 shares at a market price of $6.50 per share on June 30, 2005 for financial advisory services).

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

               MINORITY INTEREST

               Minority Interest represents a 10% non-controlling interest in the company.  Minority Interest in income amounted to US$164,000 and US$165,000 for quarters ended September 30, 2005 and 2004, respectively.

               NET INCOME

               The net income for the quarter ended September 30, 2005 decreased by $16,000, representing a 1% decrease in a net income in $1.47M from net income of $1.49M for the quarter ended September 30, 2004 due to the factors discussed above

                (2)     FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

               SALES

               Sales for the three quarters ended September 30, 2005 increased by $12.7 million or 39% to $45.8 million, primarily as a result of the increase in the volume of products shipped. Export sales increased approximately 86%, constituting 60% of the total sales increase.

               COST OF SALES

               Cost of sales for the three quarters ended September 30, 2005 increased to\$35.7M from $25.3M for the three quarters ended September 30, 2004, or a 41% increase. The cost increase was consistent with the changes in the operation.

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

FINANCIAL CONDITION

(1)          LIQUIDITY AND CAPITAL RESOURCES

               OPERATING - The Company’s operations utilized cash resources of $5,221,159 for the three quarters ended September 30, 2005, as compared to generating cash resources of $25,734,345 for the three quarters ended September 30, 2004, primarily as a result of that cash generated in 2005 was consumed to support the increase of receivables and inventory and reduce the accounts payables.

               Accounts receivable for the 9 months ended September 30, 2005 increased by approximately $10,269,000 from $12,595,905 to $22,864,804. The increase is primarily attributable to credit terms of 120 days being extended to OEM customers which exceed the normal credit terms of 45-60 days extended to other customers, in addition to the increase in sales revenue.

                “Days Sales Outstanding” (DSO) which is a common measure of liquidity, is computed by dividing accounts receivable at the balance sheet date by the daily net credit sales during the period. Days sales outstanding for the 9 months ended September 30, 2005 was 135 as compared to 97 days for the year ended December 31, 2004. The increase in the DSO primarily results from the extended terms offered to the OEM customers.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2006	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer