Form 10-K
period 2005-12-31
SORL Auto Parts Inc
filed 2006-03-27
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.
(Name of Issuer in Its Charter)

DELAWARE	30-0091294
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

NO. 1169 YUMENG ROAD
RUIAN ECONOMIC DEVELOPMENT DISTRICT
RUIAN CITY, ZHEJIANG PROVINCE
PEOPLE’S REPUBLIC OF CHINA
(Address of Principal Executive Offices, including zip code.)

86-577-65817720
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State issuer’s revenues for its most fiscal year December 31, 2005:  $64.2 Million

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.  As of June 30, 2005, the value was approximately $12,530,000.

State the number of shares outstanding of each of the issuer’s classes of common equity:  13,346,555 as of March 8, 2006.

- i -

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

          SORL Auto Parts, Inc. (the “Registrant” or the “Company”) is engaged in the business of manufacturing and distributing automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks and buses. The Company distributes products both in China and internationally under the SORL trademarks. The Company’s product range includes 40 categories of brake valves with over 800 different specifications.  In terms of revenues, the Company ranks among the top 100 automotive component suppliers in China.

COMPANY HISTORY

          GENERAL

          The Company was incorporated in Delaware in March 1982 under the name The Enchanted Village, Inc.  As of May 2004, prior to the acquisition of Fairford Holdings Limited, the Company had no revenues and limited assets.  In July 2004, the Registrant changed its name from The Enchanted Village, Inc. to SORL Auto Parts, Inc. The Registrant also effected a one (1) for fifteen (15) reverse stock split.

          ACQUISITION OF FAIRFORD

          In May 2004, pursuant to the terms of a Share Exchange Agreement (the “Exchange Agreement”) dated as of April 4, 2004, among the Registrant, Keating Reverse Merger Fund, LLC, Xiao Ping Zhang, Xiao Feng Zhang and Shuping Chi (collectively, the “Fairford Sellers”); and Fairford Holdings Limited, a Hong Kong corporation (“Fairford”), the Registrant acquired from the Sellers (the “Acquisition”) all of the issued and outstanding equity interests of Fairford (the “Fairford Shares”).  As consideration for the Fairford Shares, the Registrant issued 1,000,000 shares of its Series A Convertible Preferred Stock, which were convertible into an aggregate of the 194,305,800 shares of common stock.  In July 2004, the Fairford Sellers converted their shares of Preferred Stock into shares of common stock.  The consideration for the Acquisition was determined through arm’s length negotiations between the management and the Fairford Sellers.  As a result of the Acquisition, the Fairford Sellers held approximately 97.5% of our common stock on an as converted basis.

          Upon the closing of the Acquisition, Kevin R.  Keating resigned as President, Secretary Chief Financial Officer and sole Director of the Registrant.  Effective May 7, 2004, Xiao Ping Zhang, Xiao Feng Zhang, and Jung Kang Chang began serving their terms as members of the Registrant’s Board of Directors.  The newly elected directors appointed Xiao Ping Zhang as the Chairman and Chief Executive Officer, Xiao Feng Zhang as the Chief Operating Officer and Zong Yun Zhou as the Chief Financial Officer.

          All references in this report to “SORL,” the “Registrant,” the “Company,” “we,” “our” and “us” mean, unless the context indicates otherwise, (i) our predecessor, the Enchanted Village, Inc., for the periods prior to May 10, 2004, the date the Acquisition was consummated, and (ii) the successor and registrant, SORL Auto Parts, Inc. and subsidiaries that now owns and operates the automotive components manufacturing business of Fairford as a result of the Acquisition.  In addition, when the context so requires, we use the term “predecessor” to refer to the historical operations of our predecessor prior to the Acquisition and “successor” to refer to our historical operations following the Acquisition, and we use the terms “we,” “our” and “us” to refer to the predecessor and the successor collectively.  The historical financial statements for the periods prior to the Acquisition and summaries thereof appearing in this report are those of our predecessor and represent the financial statements of the Transferred Business (defined below).

BUSINESS

          As a result of the Acquisition, through Fairford’s 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign joint venture (the “Joint Venture”), the Company develops, manufactures and distributes automotive air brake valves and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally. Installed on the chassis, air brake valves include a collection of various air brake components using compressed air and functioning as the execution device for service braking and parking braking.  The Company’s products are principally used in commercial vehicles weighing over three tons, such as trucks and buses.  Air brake valves are critical components that ensure driving safety.

          The Joint Venture was formed in China as a sino-foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford.  The Ruili Group was incorporated in the PRC in 1987 and specialized in the development, production and sale of various kinds of automotive parts.  Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $7,100,000.

          Effective January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”).  The Ruili Group began the automotive air brake valve business in 1987.  The acquisition was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machinery, and the assumption of short and long term borrowings for a purchase price of $6,390,000.  The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm.  Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture.  The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture.  The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business.  Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

          The Company is located in Ruian City, Wenzhou, Zhejiang Province, People’s Republic of China.  Wenzhou is a southeast coastal city and is a center of automotive parts manufacturing in China.  The Company’s main products include spring brake chambers, clutch servos, air dryers, and main valves and manual valves, all of which are widely used in the brake systems for various types of commercial vehicles weighing more than three tons such as trucks and buses. Reliable functioning of those valves is critical to safety both when driving and parking.

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

          PRODUCTS

          Through the Joint Venture, the Company manufactures and distributes commercial vehicle air brake valves and related components in China and internationally. Installed on the chassis, air brake valves include a collection of various air brake components using compressed air and functioning as the execution device for service braking and parking braking.  The products are principally used in commercial vehicles weighing over three tons, such as trucks and buses. Air brake valves are critical components that ensure driving safety.

          The Joint Venture makes an extensive range of air brake valves and related products covering forty categories and over eight hundred specifications which are widely used in different types of commercial vehicles.  The Joint Venture is continually engaged in designing and developing new products to meet the Company’s customers’ requirements.

          The Joint Venture’s principal products are as follows:

RL3530 Series Spring Brake Chamber – A spring brake chamber executes the service, parking and emergency braking, when the brake system malfunctions, the products can automatically provide emergency braking force. In 2005, the Joint Venture produced 700,000 units of spring brake chambers, the largest output in China, which were supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

RL351 Series Air Dryer – Air dryers dry and purify the compressed air. Combined with unloader valves and the heating components, this new type of air dryer requires no separate installation of certain other components.  The product has a compact structure and multiple functions.  Furthermore, it improves the reliability of the use of other air brake system components, enhancing safe driving.  Annual output of these series of products reached 150,000 units in 2005.  The products are supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

Electric Control Exhaust Relay Valves – Electric control exhaust relay valves greatly shorten the length of pipeline between the air storing tank and the brake chamber, and, as a result, enhance the speed to operate the brake system. They are widely used in different types of commercial vehicles.

Clutch Boosters - Clutch boosters, which are innovative clutch empower devices developed by the Joint Venture, was awarded a patent in China.  They are used for controlling the performance of brake system clutches by means of a pneumatic-driven hydraulic operation.  The features of this product are simpler structure, smaller size, higher durability and improved effectiveness. With an annual output of 500,000 units, clutch boosters are currently supplied to OEM customers such as FAW Qingdao.

Foot Brake Valves – Foot brake valves serve as the key devices for service braking. Annual output is approximately 200,000 units. This product is currently supplied to many OEM customers including FAW Qingdao.

Hand Brake Valves – Hand brake valves serve as an auxiliary device for parking brakes. Current annual output is about 200,000 units. They are supplied to many OEM customers including FAW Qingdao.

          The Joint Venture obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001.  In 2004, the Joint Venture passed the ISO/TS 16949 System Certification conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH, and passed the annual review in 2005. The ISO/TS 16949 system, a higher standard compared to and the replacement for ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by the world’s main automobile makers.  Because we hold the above certifications, we are qualified to sell our products worldwide.

          CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

          The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.  Mr. Changming Xu, head of Economic Consulting Center under the State Information Center. predicted that the continued growth of the Chinese economy will in turn result in the growth of the Chinese automotive industry for at least another decade.  It is expected that, during the Eleventh “Five-Year Plan” period (2006 – 2010), China’s GDP will maintain a high growth rate of at least 7% per annum.  China Machine Industry Institute indicates that in 2006 total automobile purchases in China will have a 10% share of the overall global consumption, an increase from 8.7% in 2005, and by 2010, total automobile output in China will reach 10 million units per annum. Industry experts estimate that by 2007 China will become the third largest automobile manufacturing country, and by 2020 the largest one in the world.

          As for the commercial vehicles segment, for the five-year period between 1999 and 2004, the compounded annual growth rate (CAGR) for China’s truck sales was 16.75%.  By the end of 2010, the output for all types of trucks in China is expected to reach 2.2 million units per year, of which the output for heavy duty trucks by 2010 is expected to be 0.65 million units per year, with CAGR anticipated between 10% and 15% during this period.  This forecast is based on the prediction that Chinese government will continue its active fiscal policy, development plan for western China, restoration of the Northeastern China traditional industrial base, investment in infrastructure projects, and strict enforcement of the ban on overloading of trucks, all of which would boost demand for heavy duty trucks, as well as for medium trucks.

          In 2004, China’s automobile output and sales volume both reached their highest levels of 5 million units, increasing by 14.1% and 15.5%, respectively, compared to 2003 figures. In 2004, China’s total automotive parts market value was $55 billion, of which 40% was from the aftermarket. In 2005, China’s automobile output and sales volume was 5.78 million and 5.76 million units, increasing by 12.6% and 13.5%, respectively, compared to 2004.  The 2005 automotive parts output in China reached $74 billion, of which $46 billion was for OEM’s.  It is forecasted that the total China auto parts market value would expand to $177 billion in 2010, of which $82.5 billion will be for sales to original equipment manufacturers (“OEM’s”).

          The overall Chinese auto parts industry is highly fragmented.  Management believes that the future trends of China’s auto parts industry will be:

•	To keep pace with the rapid development of new automobile technologies.

•	To meet the requirements from increasingly demanding OEM customers, such as zero defects, and cost reduction.

•	To partner with OEM customers in the entire process from product design, development and production to costing, quality control and final delivery.

•	To implement industry restructuring through integration to form several large sized auto parts manufacturing groups capable of competing with international manufacturers.

          MARKET AND CUSTOMERS

          The Joint Venture is the largest commercial vehicle air brake system manufacturer in China.  In general, customers are divided into three groups:  OEM in China, aftermarket distributors in China, and international customers, accounting for approximately 32%, 32% and 36%, respectively, of the Company’s annual sales for 2005.

          OEM Market - The Joint Venture has established long term business relationships with most of the major automobile manufacturers in China.  The Joint Venture sells its products to thirty-nine (39) vehicle manufacturers, including all of the key truck manufacturers in China.  In addition to heavy duty trucks, the valves are also widely used in air brake systems for buses.  Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have the Joint Venture’s air brake valves incorporated.  In 2005, our three largest OEM customers represented 12.7% of our total sales.

          The following table sets forth information regarding the output and market share of the major heavy duty truck manufacturers in China in 2005:

Automobile Manufacturers	FAW Qingdao Automobile Works	FAW Jiefang Changchun Automobile Works	Dongfeng Motor Corporation	Liuzhou Special Auto Manufacturing Co., Ltd	China Nat’l Heavy Duty Truck Group Co., Ltd

Heavy Duty Trucks Output	55,970		71,797	14,000	45,000
Market Share in China	23.7%		30%	5.8%	31.6%
% Valves Supplied by SORL	40%	22%	18%	50%	5%

          The table below presents comparative information for 2004 and 2005 on the Company’s top 5 OEM customers.

Ranking 2005	Ranking 2004	Customer	% of 2005 Sales	% of 2004 Sales

1	1	FAW Qingdao Automobile Works	5.07%	15.18%
2	2	First Auto Group Purchase Dept.	4.38%	5.6%
3	4	Dongfeng Axle Co., Ltd.	3.25%	2.8%
4	3	Liuzhou Special Auto Manufacturing Co. Ltd	3.04%	4.42%
5	7	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.65%	1.92%

          The Company’s principal OEM customers are as follows:

          China FAW Group: Established in 1953, FAW is the largest automobile manufacturer in China.  During the past 50 years, its product line has expanded from a single product for trucks to a full range of light, medium and heavy vehicles, sedans and buses, with output reaching 6.4 million units.  FAW has established joint ventures with major international firms such as Volkswagen and Toyota, while expanding within China through a merger with Tianjin Automobile Industry (Group) Co., Ltd.

          Dongfeng Automobile Corporation: Established in 1969, Dongfeng ranks among the top three groups in China’s automotive industry. Its main products include commercial vehicles, passenger cars and auto parts.

          China Heavy Duty Vehicles Group:  Established in the 1950s, China Heavy Duty Vehicles Group Co., Ltd. made China’s first heavy-duty truck in 1964. It is known for its “Steyr” brand heavy-duty trucks.  In 2003, it signed a joint venture agreement with Volvo and now is Volvo’s manufacturing and supplying arm in Asia.

          Aftermarket – Together with the Ruili Group, the Joint Venture has established a sales networks of twenty-seven authorized distributors covering the following seven regions nationwide:

•	Northeast Region (Harbin, Changchun, Shenyang)

•	North Region (Beijing, Shijiazhuang, Datong, Tianjin)

•	Northwest Region (Urumchi, Xi’an)

•	Southwest Region (Chongqing, Liuzhou, Kunming, Chengdu)

•	Central Region (Zhengzhou, Wuhan, Shiyan)

•	East Region (Ji’nan, Qingdao, Hefei, Hangzhou, Nanchang, Quanzhou, Shanghai, Xuzhou)

•	South Region (Guangzhou, Changsha)

          The 27 distributors sell only “SORL” products and in turn channel the products through over 800 sub-distributors. In 2005 the Joint Venture’s share in the air brake valves aftermarket for China increased to approximately 30%.

          International Market – Management views the export market as the most important growth area.  In 2005, export sales accounted for 36% of total revenue. With the exception of OEM sales to TATA in India, export sales are to the overseas aftermarket.  The Company participates in international exhibitions such as Beijing and Shanghai International Auto Expo, China Export Commodities Fair in Canton (Spring & Fall), International Auto Parts Expo in Paris, France and Dubai, UAE, and International Auto Expo in Frankfurt, Germany and in Las Vegas, USA, through which the Company has been able to expand its export business.  Products are exported to more than 60 countries and regions in the world. Total export sales in 2005 increased by 83% compared to that in 2004.

Top 7 International Customers
Ranking	Country	Customer Name	% of 2004 Sales	% of 2005 Sales	Increase of sales YOY

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	4.74%	6.46%	87%
2	South Africa	MICO	1.25%	1.57%	72%
3	Canada	F.P.	0.87%	1.21%	93%
4	Taiwan, China	MITA	0.30%	0.94%	333%
5	South Africa	POLMO	0.47%	0.77%	125%
6	Spain	AIR-FREN	0.34%	0.66%	164%
7	USA	KTC	0.75%	0.61%	11%

          COMPETITION

          The automotive parts industry in China is fragmented.  There are many small manufacturers who mainly target the aftermarket.  However, there are not many companies who have established nationwide aftermarket sales networks as well as close relationships with leading OEM manufacturers.  Management believes that the key success factors in the commercial vehicle air brake valves segment are product performance, cost competitiveness, reliability, timely delivery and efficient customer service.

          Domestic Competition – The Joint Venture has three major competitors in China; VIE, Weiming and CAFF.

•

China VIE Group: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion for aftermarket and export.

•

China Shandong Weiming Automotive Products Co. Ltd.:  This is a joint venture with WABCO of Germany, and mainly produces spring brake chambers, air dryers, and ABS, primarily supplying to truck and bus OEM’s such as FAW and North-Benz.

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd.: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

Management believes the Company has the following advantages:

•	Brand Name: As the largest commercial vehicle air brake valves manufacturer, the Joint Venture’s “SORL” brand is widely known in China.

•

Technology: the Joint Venture views technological innovation and leadership as the critical means to enhance its core competence. It owns a technology center, including a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products.

•

Product Development: Through its international sales offices in the US, Australia and the Middle East, the Joint Venture is able to promptly collect information about the current trends in automotive technologies, which in turn is applied to our new product development. In addition, IT application and strict implementation of ISO/TS16949 standards in the development process greatly shorten the development lead time and improve new product quality.

•	Sales Networks: The Joint Venture has contracted with 27 authorized distributors covering 7 regions of China, who in turn channel “SORL” products through over 800 sub-distributors throughout China.

          International Competition - In the international market, our largest competitors are WABCO and Knorr. While management believes our current advantage over WABCO and Knorr is lower pricing, management also believes that the Company’s product quality and brand awareness are improving.  The Joint Venture’s competitive advantages over other competitors in the world market are:

•

Performance-Cost Ratio: “SORL” products enjoy a much lower production costs leveraging on the low labor costs in China.  Through the Company’s improved product line as a result of technology and manufacturing improvements, the Joint Venture products’ performance-cost advantage is increasing.

•	Quick Adaptation to Local Market: Through its international sales channels in the US, Australia and Middle East, the Joint Venture has been able to respond to local market needs.

•

Diversified Auto Products: In addition to its air brake valve products, to fully support existing export customers, the Joint Venture also distributes a wide range of non-valve products which are sourced from the Ruili Group.  This reduces customers’ transaction costs.

          SALES AND MARKETING

          The in-house sales and marketing team consists of forty-five (45) individuals, of which twenty-two (22) are for domestic (PRC) sales and twenty-three (23) for international sales.  Products are sold under the “SORL” trademark, which the Joint Venture licenses on a royalty free basis from the Ruili Group.  The license expires in 2019.

          In China, the commercial vehicle air brake valve market can be divided into 2 segments: OEM market and aftermarket.

          OEM Market - The Joint Venture sells its products to thirty nine (39) vehicle manufacturers, most of which the Joint Venture has established long-term relationships.  Normally, annual sales contracts with key customers are signed at the beginning of the calendar year and are revised as needed.

          For 2005, China’s heavy duty trucks output decreased by 35.7% compared to that in 2004, in contrast to a 45% increase in 2004 from 2003.  This decrease was primarily due to the Chinese Government’s macroeconomic regulation policy for 2005.  Despite the sluggish OEM market, the Joint Venture’s sales revenue for this market segment dropped relatively slightly by 6.6% from $22 million in 2004 to $20.5 million in 2005.  Management promptly took several measures in response to such market change.  First, the Company increased its marketing efforts and developed new products to meet its OEM customers’ requirements.  Second, it granted extended credit terms to a selected number of OEM customers, such as FAW and Dongfeng Group, on a temporary basis, so as to maintain market share and strengthen long term relationships.  Third, it re-evaluated and restructured its customer base, and phased out certain problem accounts.

          Aftermarket - The Joint Venture’s products are also sold in the aftermarket for replacement purposes.  With the rapid growth of commercial vehicles output in the past years and the increasing amount of used vehicles, demand for parts have become stronger. Currently SORL has 27 authorized distributors covering 7 regions nationwide as listed above.  These distributors sell only the Joint Venture’s and the Ruili Group’s products under the “SORL” trademark to over 800 distributors. The Joint Venture provides product technical services to these distributors.  The Joint Venture also conducts periodic performance evaluations, and reserves the right to terminate the distributorship of those with frequent delinquencies or poor sales records, and to replace them by other selected firms.  For 2005, the Company achieved total revenue of $20.2 million in domestic aftermarket sales, an increase of 65.7% from 2004.

          International Markets – Export expansion is the most important objective in the Company’s marketing strategy.  The Joint Venture has signed agreements with three distributors in UAE, Australia and the US. It also actively participates in international trade shows at Paris, Frankfurt, Dubai and Las Vegas, to update its knowledge on automobile technology and local market trends and to acquire new customers and new orders.  The Joint Venture has sold products to over sixty (60) countries.  Export sales grew approximately by 83%, from $12.6 million in 2004 to $23.3 million in 2005.

          DISTRIBUTION

          The Joint Venture ships finished products directly to OEM customers.  The products are distributed to aftermarket customers in China through a network of twenty-seven (27) authorized distributors, which also function as the distribution centers for their respective region.  Shipments are delivered directly to international customers.

          TECHNOLOGY

          The Joint Venture currently employs forty-four (44) technical staff members, with thirty-two (32) holding Engineer or Senior Engineer qualifications.  Among which, 2 staff members are for intelligence, 28 for new product development and technique designing, 4 for testing, 5 for MIS and the remaining for on-site quality management.

          In addition to its in-house technical force, the Joint Venture has cooperation arrangements with leading universities in automotive engineering industry, including:

•	Beijing Jiaotong University: Contract for co-development of electronic control air brake valves and research for automotive master cable technology;

•

Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University: Contract for MIS projects, including the development of application software for product design innovation and production management;

•	Huazhong University of Science and Technology: in discussion on cooperation for computer aided manufacturing systems and applications in mold production.

          Innovation Capability:  The Joint Venture’s technology center frequently interacts with other research institutes in the auto industry in China, such as Changchun Automotive Research Institute under FAW Group and Dongfeng Automotive Research Institute under Dongfeng Group, as well as with experts from leading universities.  In addition, the Joint Venture also interacts with international firms such as Knorr, WABCO and TRW. Capitalizing on these resources, the Joint Venture has successfully developed numerous new technologies and innovative products including the new type clutch servo for automatic transmissions; the combined air dryer with build-in temperature-control device and unloader thereby providing multifunction and saving space; and the inner-breath spring chamber that enables internal air circulation thereby greatly reducing incoming dirt and therefore enhancing the product’s reliability and durability.

          The Joint Venture is currently focusing on developing the following new products:

•

Clutch Servo with Inductive Displacement Transducer:  The special transducer triggers an automatic alarm before the clutch gets burned, and also prevents shifting of the transmission without separateness of the clutch, thereby enabling harmonious shifting.

•

Automatic Slack Adjuster:  It automatically adjusts the abrasion clearance between the brake shoe and the brake drum, thereby keeping the clearance of different wheels within prescribed limits and ensuring the highest level balance of braking force among wheels.

•	Loading Sensor Proportion Valve: It automatically adjusts the input air pressure in the brake chamber in line with changes in load, hence matching braking strength with auto load.

•	New Type Foot Brake Valve: The alarming switch and braking switch added give new features to the traditional foot brake valves.

          The Joint Venture owns a full range of processing equipment required for development of new auto part products, including machines for molding, die casting and cutting processes. Furthermore, the Joint Venture is capable of designing and making over 90% of the technical devices such as tools, jigs and molds that are required for producing prototypes. In addition, the partnership with Tsinghua University and Zhejiang University in developing software for application in new product design system has resulted in substantial savings in the cycle time for new product development.

          Patented Technologies: Currently the Joint Venture owns one (1) patent, has licenses under two (2) patents, and has applied for another nine (9) utility patents.  The two licensed patents are for air brake valve related technologies owned by the Ruili Group, which, due to historical reasons, has been held in name of the Ruili Group before the spin-off of the Company’s air brake valve related business.  The licenses are on a royalty free basis.  These patented technologies have assisted the Joint Venture to enhance its core competence.

          Know-how: Based on the many years of manufacturing experience, the Joint Venture has accumulated a substantial amount of know-how.  For instance, the special formula for aluminum alloy acquired over years of repeating tests considerably improves the compactness of alloy, hence the strength of casting. The Joint Venture also keeps a secret “protection film” processing technique to enhance the sealability of products.

          The Joint Venture has taken numerous steps to protect its proprietary technologies.  Specific staff is assigned to safe keep documents and filings.  Critical employees are required to sign a confidentiality agreement with the Joint Venture.

          PRODUCTION

          The Joint Venture owns the largest commercial vehicle air brake valve products manufacturing base in China, consisting of fifteen (15) production / assembly lines.  The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, melding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging.  The Joint Venture possesses state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan as well as mainland China, including CNC processing centers, CNC lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and 3D COMERO and projectors, etc.

          There are currently 1,138 production staff, most of whom are experienced and skilled workers and mechanics.

          The Joint Venture leases from Ruili Group the plant building as its production facility and warehouse, for a total area of approximately 271,713 square feet.  The lease began in March 2004 for a term of ten years. Annual rental is approximately $439,540.

          ENVIRONMENT

          The Joint Venture has adopted ISO 14001 standards and is seeking certification of its environmental management system by an external third party organization.

          The Joint Venture carries out staff training to enhance awareness of environment protection.  It effects controls from the beginning to adopt environment friendly production, reducing or preventing pollution, as well as saving energy consumption and manufacturing costs. For example, intensity of noise is listed as one of the criteria in selection of new equipment; Waste water is stored, purified and recycled in the production process; and compressing machines are used in disposal of aluminum and steel scraps, thereby saving both storage space and power consumption.

          RAW MATERIALS

          The Joint Venture purchases various components and raw materials for use in its manufacturing processes.  The principal raw materials are aluminum and steel.

          Prices for aluminum and steel increased significantly in 2004.  Aluminum price increases continued in 2005.  Steel prices peaked in March 2005 and then started decreasing to a level even lower than before 2004, but appeared to climb from the end of 2005.  Experts predict that aluminum and steel prices will continue to climb slowly in 2006. The increases have had an adverse impact on gross profit, since some of the increases cannot be passed onto the customers. This negatively impacted our gross margin by 1.2% for 2005, or approximately $800,000. This adverse impact on gross margin was largely offset by economy of scale and improvements in production technique optimization.

          The Joint Venture maintains relationships with over twenty material suppliers.  The three largest suppliers are Shanghai Jinshi Materials Company Limited, Shanghai Lutie Metals Trading Company Limited and Wenzhou Yupeng Foreign Trade Company Limited, which in the aggregate accounted for 20.7% of all components and raw materials purchased in 2005.  The Joint Venture manages its suppliers in strict accordance with the requirements of the TS16949 quality assurance system.  It enters into warranty agreements and/or technology agreement with each qualified supplier. The quality inspection department controls the quality of purchased products by means of statistic analyses and periodic on-site evaluations and follow-ups.

          When planning a purchase order, with such other terms as quality, delivery and credit terms being substantially the same, the Joint Venture compares prices quoted by different suppliers in an attempt to receive the lowest price.  In order to secure a purchase price and subsequently a predictable cost of sales, the Joint Venture generally makes a down payment to suppliers.

          Normally, the annual purchase plan for raw materials, such as aluminum ingot and steel sheet, is determined at the beginning of the calendar year according to our OEM customer’s orders and our own forecast for the aftermarket and international sales.  Such purchase plans with key suppliers can be revised quarterly.  Our actual requirements are based on monthly production plans.  Management believes that this arrangement prevents us from excess inventory when the orders from customers change.

          For raw materials other than steel and aluminum, we normally maintain from five to seven days of inventory at our warehouse.

          All components and raw materials are available from numerous sources.  We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

          STRATEGIC PLAN

          The Joint Venture’s strategic plan is to enhance its core competences, maintain steady business growth and increase its market share both in China and internationally through the following:

•

FOCUS ON QUALITY CONTROL AND COST REDUCTION.  We believe that our products offer higher quality compared with our competitors in the commercial vehicle air brake valve market in China, and a superior performance-cost advantage in the international market.  We have been able to grow at more than 30% per year in sales for the past three years and to maintain what management believes is a leading position in the industry.  To sustain this competitive advantage and at the same time obtain higher profit margins, the Joint Venture plans, based on its efficient manufacturing base in China, to continue focusing on quality control and cost reduction, including, for example, reduction in spoilage and improvement in manufacturing techniques.

•	IMPLEMENT THE BRAND STRATEGY. The Joint Venture plans to focus efforts on promotion of the “SORL” brand name based on technological innovation.

•

INVEST IN THE NEXT GENERATION VALVE TECHNOLOGY.  We plan to invest in the next generation of valve technology such as electronic air brake valves, which management believes has significant market potential.  For example, we are undergoing the final testing for the newly developed clutch servo with inductive displacement transducer, expected to be placed in mass production in 2006. We are also in the process of developing new products such as automatic slack adjusters, loading sense proportion valves and a new type foot brake valve, all of which are believed to have considerable market potentials.

•

EXPAND PRODUCTION FACILITIES TO MEET FURTHER DEMANDS.  Anticipating the increasing demands for our products, management plans to acquire new facilities and procure new equipment, and also to increase the Joint Venture’s sales force.

•

FURTHER EXPANSION IN THE INTERNATIONAL MARKET.  During 2005, the Joint Venture achieved approximately 83% growth in export sales, which accounted for 36% of sales.  Management believes our products are competitive in the international market.  We plan to set up additional authorized sales distributors internationally.  We also plan to actively seek strategic partnerships with international distributors and manufacturers.

•

EXPAND THROUGH STRATEGIC ALLIANCES AND ACQUISITIONS.  We are exploring opportunities to create long-term growth through new joint ventures or acquisitions of other automotive parts manufacturers in China, and of auto parts distributors or repair factories with established sales networks outside of China.  We will seek synergistic acquisition targets which can be easily integrated into our product manufacturing and corporate management, or companies that have strong joint-venture partners that would become major customers.

DOING BUSINESS IN CHINA

          CHINA’S ECONOMY

          Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2003, 2004 and 2005 was 9.3%, 9.5% and 9.4% respectively.

          Looking forward, GDP growth in the region is forecasted between 8% and 9% in 2006. 2006 is the first year of Chinese government’s “Eleventh Five-Year Plan”, during which period China’s national economy is expected to maintain its high growth rate. Over the long term, China’s accession to the World Trade Organization (WTO) has accelerated the capital flow to China from other developed countries.

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

          Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.  Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Joint Venture will not assume a privileged position regarding such disputes.  Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

          ECONOMIC REFORM ISSUES

          Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

          The Company currently employs 1295 employees, all of whom are employed full time:  32 for quality control, 44 technical staff, 45 sales and marketing staff, 1138 production workers and 36 administrative staff.  There are employment agreements with all of the employees whereby administrative staff workers agree to five years of employment and hourly workers agree to three years.  Employment contracts with all employees comply with relevant laws and regulations of China.

          The Joint Venture is subject to the Sino-foreign Equity Joint Venture Enterprise Labour Management Regulations.  In compliance with those regulations, the Joint Venture’s management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees.  The Joint Venture has, as required by law, established special funds for enterprise development, employee welfare and incentives, as well as a general reserve.  In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities..

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

JV RESOLUTION OF DISPUTES

          In the event of a dispute between the parties, attempts will be made to resolve the dispute through friendly consultation or mediation.  In the absence of a friendly resolution, the parties have agreed that the matter will first be referred to the China International Economic and Trade Arbitration Commission in Beijing, whose decisions are final and enforceable in Chinese courts.

JV EXPROPRIATION

          The Chinese joint venture laws provide that China will not nationalize or requisition enterprises in which foreign funds have been invested.  However, under special circumstances, when public interest requires, enterprises with foreign capital may be legally requisitioned and appropriate compensation will be made.

ITEM 1A.  RISK FACTORS

          Our business faces many risks.  The risks described below may not be the only risks we face.  Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Risks Related to Our Business

Our ability to effectively implement our business strategy depends upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel and we cannot assure that we will be able to hire or retain such employees.

          We must attract recruit and retain a sizeable workforce of technically competent employees.  Our ability to effectively implement our business strategy  will depend upon, among other factors,  the successful recruitment and retention of additional  highly skilled and  experienced  management and other key personnel.  These  individuals  are  difficult to find in China.  We cannot  assure that we will be able to find, hire or retain such employees.

Certain of our officers and directors have existing responsibilities to other businesses in addition to our company and as a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

          Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us.  In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, are officers and principal shareholders of Ruili Group Co. Ltd. which is engaged in the development, production and sale of various kinds of automotive parts.  The Ruili Group also provides certain services to the Company in the form of bank guaranties, licensing of technology and sells certain non-valve products to the Company to fill out the Company’s product lines.  As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.  We will attempt to resolve any such conflicts of interest in our favor.  Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.  However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

We are and will continue to be under downward pricing pressures on our products from our customers and competitors.

          We face downward pricing pressures from our customers and competitors, especially in the sales of replacement parts.  To retain our existing customers and gain new ones, we must continue to keep our unit prices low.  In view of our need to maintain low prices on our products, our growth, profit margins and net income will suffer if we cannot effectively continue to control our manufacturing and other costs.

Our contracts with our customers are generally short-term and do not require the purchase of a minimum amount.

          Our customers generally do not provide us with firm, long-term volume purchase commitments.  Although we enter into manufacturing contracts with certain of our customers who have continuing demand for a certain product, these contracts state terms such as payment method, payment period, quality standard and inspection and similar matters rather than provide firm, long-term commitments to purchase products from us.  As a result of the absence of the long term contracts, we could have periods during which we have no or only limited orders for our products, but will continue to have to pay the costs to maintain our work force and our manufacturing facilities and to service our indebtedness without the benefit of current revenues.

We consistently face short lead times for delivery of products to customers.  Failure to meet delivery deadlines in our production agreements could result in the loss of customers and damage to our reputation and goodwill.

          We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations.  However, these production agreements typically contain short lead times for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced.  Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed the production capacity of levels.  We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs.  If we are unable to sufficiently meet our customers’ demands, we may lose our customers.  Moreover, failure to meet customer demands may damage our reputation and goodwill.

Because of the short lead times in our production agreements, we may not be able to accurately or effectively plan our production or supply needs.

          We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements,  personnel needs, and other resource requirements, based on our production agreements with our customers.  Short lead times of our customers’ commitments to their own customers and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers for our products.  Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our gross margins and operating results.  We may also occasionally acquire raw materials without having customer orders based on a customer’s forecast or in anticipation of an order and to secure more favorable pricing, delivery or credit terms in view of the short lead times we often have under our customers’ orders.  These purchases can expose us to losses from inventory carrying costs or inventory obsolescence.

Our operations depend highly on Messrs. Xiao Ping Zhang, our Chief Executive Officer and Xiao Feng Zhang, our Chief Operating Officer and a small number of other executives.

          The success of our operations depends greatly on a small number of key managers, including Messrs. Xiao Ping Zhang and Xiao Feng Zhang.  The loss of the services of either Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business.  Although we believe we would be able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time.  During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts.

We may not be able to effectively respond to rapid growth in demand for our products and of our manufacturing operations.

          If we continue to be successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers.  Meeting such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchases of raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products.  Such demands would require more capital and working capital than we currently have available.

We extend relatively long payment terms for accounts receivable.

          As is customary in China, we extend relatively long payment terms to certain of our China based customers.  As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations out of our operating cash flow.  In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts.  The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

          Our customers often place large orders for products, requiring fast delivery, which impacts our working capital.  If our customers do not incorporate our products into their products and sell them in a timely fashion, for example, due to excess inventories, sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms.  This failure to pay timely may defer or delay further product orders from us, which may adversely affect our cash flows, sales or income in subsequent periods.

We may not be able to finance the development of new products.

           Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors.  Some of our competitors have design and manufacturing capabilities and technologies that compete well with our products, particularly in markets outside of China.  We are currently conducting research and development on a number of new products, activities requiring a substantial outlay of capital.  To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products.  These costs may increase, resulting in greater fixed costs and operating expenses.  All of these factors create pressures on our working capital and ability to fund our current and future manufacturing activities and the expansion of our business.

We receive a significant portion of our revenues from a small number of customers.

          Although no customer individually accounted for more than 6% of our revenues for the fiscal year ended December 31, 2005, our three largest customers accounted for approximately 16% and 32% of our revenues in 2005 and 2004, respectively.  Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

Our business depends on our ability to protect our intellectual property effectively.

          The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold.  We hold only one patent in China and have a license in two other patents.  We claim proprietary rights in various unpatented  technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes.  We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements.  If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated.  Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States.  Accordingly, other parties,  including competitors, may duplicate our products using our proprietary technologies.  Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

Risks Related to Doing Business in China

          We operate from facilities that are located in China.  Accordingly, our operations must conform to the governmental regulations and rules of China.

The PRC legal system has inherent uncertainties that could limit the legal protections available to us.

          The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing commercial matters.  The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors.

          The practical effect of the PRC’s legal system on our business operations in China can be viewed from two separate but intertwined considerations.  First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference.  In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants.  These laws, however, do impose standards concerning  corporate formation and governance,  which are not qualitatively different from the corporation laws found in the United States.

          Second, while the enforcement of substantive rights may appear less clear than enforcement procedures in the United States, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.  The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises.  Our principal operating subsidiary, Ruili Group Ruian Auto Parts Co., Ltd., is a sino-foreign joint venture organized under the laws of the PRC and is governed by its articles of association.  These uncertainties could impact our ability to enforce our rights or to defend ourselves against the claims of third parties.

PRC accounting laws mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

          PRC accounting laws mandate accounting practices which may not be consistent with U.S. Generally Accepted Accounting Principles.  The China accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws.  The translation of the financial statement from the requirements of the PRC to US GAAP, requires interpretation and the exercise of judgment.

PRC economic reform policies or nationalization could result in a total investment loss in our common stock.

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

          Although the Chinese government owns the majority of the productive assets in China, including mines and quarrying sites, in the past several years the government  has  implemented  economic  reform  measures  that  emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to nationalization.

Over the last few years, China’s economy has registered a high growth rate.  Recently, there have been indications that rates of inflation have increased.  In response, the Chinese government recently has taken measures to curb this excessively expansive economy.  These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products.  These austere measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy.  The Chinese government may adopt  additional  measures to further combat  inflation,  including the establishment of freezes or restraints on certain projects or markets.  These measures may adversely affect our operations.

          There can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.  A material change in reforms on economic policy could cause instability or other harmful effects.

Because our principal operating company is incorporated under the laws of China, and substantially all of our assets are located in China.  You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on U.S. or other foreign law against our management and us.

          Ruili Group Ruian Auto Parts Co., Ltd., our operating company, is incorporated under the laws of China, and substantially all of our assets are located in China.  In addition, substantially all of our directors, managers, and executive officers reside within China, and substantially all of the assets of these persons are located within China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon certain directors, supervisors or executive officers, including with respect to matters arising under U.S.  federal securities laws or applicable state securities laws.  Moreover, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries.  As a result, recognition and enforcement in China of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible.  Furthermore, an original action may be brought in China against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under PRC law.  In connection with any such original action, a Chinese court may award civil liability, including monetary damages.

Because we receive a substantial portion of our revenue in Renminbi, which currently is not a freely convertible currency, and the government controls the currency conversion and the fluctuation of the Renminbi, we are subject to changes in China’s’ political and economic decisions.

          We receive a substantial portion of our revenues in Renminbi, which currently is not a freely convertible currency.  The Chinese government may, at its discretion, restrict access in the future to foreign currencies for current account transactions.  The value of the Renminbi against the U.S.  dollar and other currencies fluctuates and is affected by, among other things, changes in China’s political and economic conditions.  Recently, China has introduced a price-finding mechanism in the interbank foreign exchange market.  The Renminbi exchange rate is no longer pegged to the single US dollar, but rather, a number of principal currencies are chosen and given appropriate weight to form a package of currencies.

The conversion of Renminbi into foreign currencies is based on rates set by the People’s Bank of China, which are set daily based on Renminbi-US dollar prices quoted by market makers in each morning before the interbank foreign exchange market opens, and the current exchange rates of the basket of currencies against the US dollar on the world financial markets.  Since 1994, the official exchange rate for the conversion of Renminbi to U.S.  Dollars generally has been stable.  Any appreciation of the Renminbi may adversely affect our gross margin and net income, since nearly all of our expenses are denominated in Renminbi, while any exchange gains as a result of appreciation of Renminbi-denominated assets are not recognized in our income statement.  Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi.  Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi.  Our results may be adversely affected by changes in the political and social conditions in China, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Any occurrence of serious infectious diseases, such as recurrence of severe acute respiratory syndrome (SARS) causing widespread public health problems, could adversely affect our business and results of operations.

          A renewed outbreak of SARS or other widespread public health problems in China, where a substantial portion of our revenue is derived, and in Ruian City, where our operations are headquartered, could have a negative effect on our operations.  Our operations may be impacted by a number of public health-related factors, including the following:

•	quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;

•	the sickness or death of the key officers and employees; and

•	general slowdown in the Chinese economy resulting from an outbreak.

Any of the foregoing events or other unforeseen consequences of public health problems could result in reduction in net sales of our products.

Because it is likely that China will adopt additional environmental regulations and additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal of any waste will increase our operating costs.

          National, provincial and local laws impose various environmental controls on the manufacture of automotive parts and/or of certain materials used in the manufacture of automotive parts.  Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.  In addition,  China is experiencing  substantial problems with environmental pollution.  Accordingly, it is likely that the national, provincial and local governmental  agencies will adopt stricter pollution controls.  Any such regulation relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal of any waste will increase our operating costs.

Risks Related to Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

          The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results,

•	announcements of new products by us or our competitors,

•	changes in financial estimates by securities analysts,

•	conditions in the automotive market,

•	changes in the economic performance or market valuations of other companies involved in the production of automotive parts,

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel, or

•	potential litigation.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We may issue additional shares of our capital stock to raise additional cash for working capital.  If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in us.

          We may issue additional shares of our capital stock to raise additional cash for working capital.  If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in us.

A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence the outcome of stockholder votes on various matters.

          A large portion of our common stock is held by a small number of stockholders.  Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, and his brother, Xiao Feng Zhang, our Chief Operating Officer, hold approximately 68% and 8.5%, respectively of the Company’s common stock.  As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

The occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities.

          The occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities.  This will have an adverse affect on the business by restricting access to working capital to fund growth and operations.  Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We are responsible for the indemnification of our officers and directors which could result in substantial expenditures, which we may be unable to recoup.

          Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us.  This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

Compliance with the Sarbanes-Oxley act could cost hundreds of thousands of dollars, require additional personnel and require hundreds of man hours of effort, and there can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

          The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, is the most sweeping legislation to affect publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations.  Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort.  There can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

          Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

          Our facilities are located in Ruian District of Wenzhou City in the Zhejiang Province, which is the center of automotive parts production in China.  The facilities include 271,713 square feet of factory and warehouse, which we rent from the Ruili Group under a ten-year lease.  The annual rent is approximately $439,540 the terms of which are at least as favorable as those that could have been obtained from an unrelated party.  We also share office space of 10,764 square feet with the Ruili Group which we utilize free of charge.  At the production facility, the Company has production equipment, which is imported from the United States, Korea, Taiwan as well as mainland China.

ITEM 3.  LEGAL PROCEEDINGS

          We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to the stockholders in the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

          Our shares are quoted on the Over-The-Counter Bulletin Board.  Our trading symbol is “SAUP.”  The table shows the high and low bid price of our stock for 2004 and 2005.  These prices represent prices between dealers; they do not include retail markup, markdown or commission.  These are bid prices only and do not represent actual transactions and are adjusted for dividends and splits.

QUARTER ENDED	HIGH	LOW

2004
March 31	6.00	3.00
June 30	4.80	3.75
September 30	13.50	4.80
December 31	6.50	6.00
2005
March 31	8.00	6.50
June 30	7.00	3.00
September 30	6.75	5.25
December 31	6.60	5.00

Stockholders

          At March 18, 2005, we had approximately 515 registered stockholders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

          We have not declared any cash dividends, nor do we intend to do so.  We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities Authorized For Issuance Under Equity Compensation Plans

          The following table summarizes the securities authorized for issuance under our 2005 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, warrants and rights, the weighted average exercise of such options and the number of additional shares of our common stock remaining available for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option warrants and rights	Number of securities available for future issuance under equity compensation plans

Equity Compensation plans not approved by securityholders	0	n/a	1,650,500

Total	0		1,650,500

          A description of the 2005 Stock Compensation Plan is set forth in ITEM 10 “EXECUTIVE COMPENSATION.”

RECENT SALES OF UNREGISTERED SECURITIES

          None.

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

          The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results or Operation” appearing elsewhere in this report.

	Years ended December 31,

(in thousands, of US dollars except per share data)	2005	2004	2003	2002	2001

RESULTS OF OPERATIONS
Revenues	64,183	46,815	33,121	24,250	14,284
Income (loss) before income tax benefit	5,500	5,341	3,844	1,807	716
Income tax benefit	—	—	(546)

Net income (loss)	4,950	4,807	1,150	1,626	644

Earnings per share:
Basic	0.37	0.37	0.09	.12	.04
Diluted	0.37	0.37	0.09	.12	.04
FINANCIAL POSITION
Cash, cash equivalents and restricted cash	961	730	—	—	—
Total assets	39,301	22,520	12,903	7,852	4,887
Long term debt, net of current portion	—	—	1,208	605	605

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America.  This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2005.  The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended,

	2005				2004

(in thousands,of US dollars except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	14,516	14,924	16,377	18,366	9,091	11,340	12,595	13,789

Operating expenses:	(1,481)	(1,607)	(1,673)	(1,351)	(1,196)	(1,227)	(1,143)	(1,949)

Income (loss) from operations	1,738	1,756	1,794	940	1,039	1,427	1,745	1,472
Interest income (expense), net	(60)	(126)	(145)	(358)	(80)	(76)	(78)	(53)
Other income (expense)	(9)	(66)	(13)	49	—	(36)	(13)	(6)

Pre-tax income (loss)	1,669	1,563	1,636	631	959	1,314	1,654	1,413

Income tax benefit	—	—	—	—	—	—	—	—

Net income	1,502	1,407	1,473	568	863	1,183	1,489	1,272

Net income per common share, diluted	0.11	0.11	0.11	0.04	0.07	0.09	0.11	0.10

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.  This report includes forward-looking statements.  Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions  or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements.

          The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10K.

OVERVIEW

          On May 10, 2004, we acquired all of the issued and outstanding equity interests of Fairford Holdings Limited, a Hong Kong limited liability company (“Fairford”).  Until we acquired Fairford, we had only nominal assets and liabilities and limited business operations.  Although Fairford became a wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a “reverse merger” whereby Fairford is considered to be the accounting acquirer.  As such, the following results of operations are those of Fairford.

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

          The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts.  Its headquarters are located in Ruian City of Wenzhou Area, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies.  Its major product lines include valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders.  Some of those products were developed and are manufactured through affiliated companies of Ruili Group.  Due to its leading position in the industry, the Chairman of the Ruili Group, Mr.  Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China.  Mr.  Zhang is also Chairman and Chief Executive Officer of the Company.  The Joint Venture was established in the PRC as a Sino-foreign joint venture company with limited liability by the Ruili Group and Fairford.  Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital in the aggregate amount of $7,100,000.

          In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”).  This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machinery, and the assumption of short and long term borrowings, at a consideration of US$6,390,000.

The consideration was based on a valuation by an independent PRC valuation firm.  Fairford then contributed these assets and liabilities as a capital contribution for its 90% interest in the Joint Venture.  The Ruili Group also transferred inventory as its capital contribution for its 10% interest in the Joint Venture.  The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the relevant assets and liabilities of the Transferred Business.  Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

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

          The transactions were accounted for as a reverse spin-off in accordance with EITF 02-11 “Accounting for Spin-offs.”  Accordingly SORL Auto Parts, Inc.  was deemed to be the “spinnor” for accounting purposes.

          As a result of the foregoing, through Fairford’s 90% interest in the Joint Venture, the Company manufactures and distributes automotive air brake valves and related components in China and internationally for use primarily in vehicles weighing over three tons, such as trucks and buses.  There are forty categories of valves with over eight hundred different specifications.  Management believes that it is the largest manufacturer of automotive brake valves in China.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The Company presents accounts receivable, net of allowance for doubtful accounts.  The allowance is calculated based on review of individual customer accounts.

INVENTORIES

          Inventories are stated at the lower of cost or net realizable value.  Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

INCOME TAXES

          Taxes are calculated in accordance with taxation principles currently effective in the PRC.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  A valuation allowance is provided for the amount of deferred tax assets and liabilities that, based on available evidence, are not expected to be realized.

          Under a Tax Holiday in PRC, the Company is granted an exemption from income taxes for two years commencing from the first cumulative profit-making year and a 50% reduction in the income tax rates for the following three years.  Fiscal year ended December 31, 2004 was the first accumulative profit-making year.  SORL is entitled to a 50% income tax reduction in the fiscal years ended December 31, 2006, 2007 and 2008.  The applicable income tax rate is 26.4% in Ruian City which is located in the coastal economic development zones.

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

          The Company does not receive revenue for shipping and handling costs to customers.  Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the accompanying consolidated statements of income.

CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral.  In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses.  Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

RESULTS OF OPERATIONS

          Year ended December 31, 2005 as compared to year ended December 31, 2004:

SALES

Sales	2005		2004

Air brake valves & related components	$47.9M	74.6%	$35.9M	76.70%
Non-valve products	$16.3M	25.4%	$10.9M	23.30%

Total	$64.2M	100%	$46.8M	100%

          Sales contain air brake valves and related components manufactured by SORL and sold to domestic OEM and aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

          Total net sales were $64,182,544 and $46,815,037 for the fiscal years ended on December 31, 2005 and 2004, respectively.  Net sales in 2005 increased by $17.4 million or 37% to $64.2 million, compared with 2004, despite an approximately 36% decrease in the output of heavy duty trucks in China.  The increase in sales was primarily due to the expansion in the international market and in China’s aftermarket as a result of improvement in the Company’s China sales network.

          A breakdown of net sales revenue for our three market segments, domestic OEM market, domestic aftermarket and international market, in 2005 and 2004 were as follows:

	Years Ended December 31,

	2005	%	2004	%

	(U.S. dollars in million)
China OEM market	$20.6	32%	$22.0	47%
China Aftermarket	$20.2	32%	$12.2	26%
International market	$23.4	36%	$12.6	27%

Total	$64.2	100%	$46.8	100%

          For 2005, China’s heavy duty trucks output decreased by 35.7% compared to that in 2004, in contrast to a 45% increase in 2004 from 2003, primarily due to the Chinese Government’s macroeconomic regulation policy for 2005.  Notwithstanding the decrease in output, sales revenue for this market segment dropped relatively slightly by 6.4% from $22 million in 2004 to $20.6 million in 2005, principally because of the introduction of new products to satisfy the OEM customers’ requirements, and the granting of extended credit terms to a selected number of OEM customers, such as FAW and Dongfeng Group, on a temporary basis, so as to maintain market share and strengthen long term relationships.

          Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell the products to over 800 sub-distributors.  Based on the well established and continuously improving sales networks, SORL achieved total revenue of $20.2 million in domestic aftermarket sales, an increase of $8 million, or 65.7% from 2004.  During the year, the Company adjusted its compensation plan for distributors to incentitize sales growth.

          Export sales grew by approximately 83%, from $12.6 million in 2004 to $23.4 million in 2005.  The increase in sales was attributable to the introduction of new products and greater focus on participation in international trade shows leading to increased awareness of the Company’s products.  Additionally, the Company has been able to offer a more complete product line including non-valve products which are sourced from the Ruili Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.  They accounted for approximately 20% of total export sales in both 2005 and 2004.

COST OF SALES

          Cost of sales for the fiscal year ended December 31, 2005 increased to $49.9 million from $35.9 million for the fiscal year ended December 31, 2004, or a 39% increase consistent with the increase in revenues.  Gross margin decreased by approximately 1% from 23.3% in 2004 to 22.3%.

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchase are aluminum and steel.  The price of aluminum and steel has increased significantly in 2004, with aluminum prices continuing to increase in 2005.  Steel prices peaked in March 2005 and then started to decrease until they reached levels even lower than prices incurred during 2004.  Experts predict that aluminum and steel prices will increase in 2006.

          The Company’s average purchase price (net of VAT) for steel materials (including stainless steel sheets) in 2005 was approximately $600 per ton, compared with $465 per ton on average in 2004, and $480 per ton at the end of 2005.  The average purchase price (net of VAT) for aluminum ingot in 2005 was approximately $1,865 per ton, in contrast to the levels of $1,680 per ton on average in 2004, and $1,950 per ton at the end of 2005.

          Total purchases of steel and aluminum materials in 2005 were 20,371 tons and 3,614 tons, respectively.

GROSS PROFIT

          Gross profit for the fiscal year ended December 31, 2005 increased by $3.4 million or 31% to $14.3 million from $10.9 million for the fiscal year ended December 31, 2004, while gross margin decreased by approximately 1% from 23.3% in 2004 to 22.3%.

          The approximately 2% appreciation of RMB against USD in late July 2005 had a certain negative impact on the gross margin, since in 2005, about 36% of total revenue was denominated in US Dollars, while nearly all costs were denominated in RMB.  However, this impact was minimal as this resulted in an impact of approximately 0.3% on Gross Margin.

          The materials price increases have had an adverse impact on gross margin, since some of the increases cannot be passed on to our customers.  This negatively impacted our gross margin by 1.2% in 2005, or approximately $0.8 million.

          This negative impact on Gross Margin was largely offset by economies of scale and consistent efforts in production technique optimization.  For example, in 2005, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing hourly output.  Meanwhile, in the process of removing impurities from liquid aluminum, historically we used the high-temperature method.  The adoption of a new technique of using a low-temperature method helped save power consumption.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the fiscal year ended December 31, 2005 was $8.1 million or 12.6% of net sales compared to $5.2 million or 11.2% of net sales for the fiscal year ended December 31, 2004.

          The Company incurred $3.9 million in selling and distribution expenses for 2005, a 43% increase from 2004.  In addition to the increase in sales, the higher selling expenses were mainly attributable to the Company’s increased focus in international sales and marketing, including active participation in various trade shows and fairs, in an attempt to gather industry information, keep up with world market trends and acquaint and acquire more new customers.

          General and administrative expenses for the fiscal year ended December 31, 2005 amounted to $4.2 million, increasing by 68% from 2004.  The major increase came from the increase in the provision of bad debt expense of $0.85 million in 2005, since we had experienced prolonged account receivable cycles from some of our customers.  The remaining general and administrative expenses as a percentage of sales decreased as compared to 2004 as most of these expenses are fixed in nature, and coupled with the increase in revenues, we experienced economies of scale.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $0.86 million for the fiscal year ended December 31, 2005, compared with depreciation and amortization expense of $0.55 million for the fiscal year ended December 31, 2004.

          The increase in depreciation expense was primarily due to new investment in fixed assets, mainly production equipment and tools in 2005 for the amount of $2.6 million, to upgrade the processing techniques and increase output.

FINANCIAL EXPENSE

          Financial expense for the fiscal year ended December 31, 2005 increased by $401,378 to $688,811 from $287, 433 for the fiscal year ended December 31, 2004.  Financial expenses consists of mainly interest expense. The increase in interest expense was due to the higher outstanding debt balance during the year, reaching $16 million as of December 31, 2005, an increase of $11.2 million from $4.8 million at the end of 2004.  The new drawdown of bank loans in 2005 was primarily for purpose of working capital use, as well as new equipment purchase, to support the sales growth.

          Interest rates ranged between 4.964% and 6.003% per annum.

INCOME TAX

          There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, per applicable PRC tax regulations, the Company is exempted from PRC income tax in both fiscal 2004 and 2005.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the company.  Minority interest in income amounted to US$549,957 and US$534,105 for the fiscal year ended December 31, 2005 and 2004, respectively.

FOURTH QUARTER ADJUSTMENT

          During the fourth quarter of 2005, a significant adjustment in the amount of $794k was made to provide for potentially uncollectible accounts.  That change was necessitated by the extension of temporary special credit terms to certain customers.  Those special credit terms extended payment arrangements for certain customers for up to one year.

NET INCOME

          The net income for the fiscal year ended December 31, 2005 increased by approximately $142,666, to a net income of $4,949,610 from a net income of $4,806,944 for the fiscal year ended December 31, 2004 due to the factors discussed above.  Earnings per share (“EPS”) for basic and diluted for 2005 and 2004, was $0.37 per share.

RESULTS OF OPERATIONS

          Year ended December 31, 2004 compared to year ended December 31, 2003.

SALES

Sales	2004		2003

Brake Valves	$35.9M	76.7%	$25.4M	76.7%
Non-Valve Products	$10.9M	23.3%	$7.7M	23.3%

Total	$46.8M	100%	$33.1M	100%

          Sales for the year ended December 31, 2004 increased by $13,694,037 or 41.4% to $46,815,037 from $33,121,000 for the year ended December 31, 2003, primarily as a result of the increase in the volume of our products shipped.  The total number of units of valves we shipped increased by 36.6%, from 2,572,000 units to 3,513,000 units between these two periods.  The average price of our products per unit increased modestly from $9.88 per unit to $10.23 per unit.

          Two factors contribute to the increase in the sales:  (1) There was an increase in export sales by 105.1% from $6,143,016 to $12,601,492 between the two years and (2) There was an increase in domestic auto sales in China due to the increase in demand from the repair market and from OEM manufacturers.  Total sales from domestic market increased by 26.9% from $26,966,082 to $34,213,545 between these two years.

COST OF SALES

          Cost of sales for the year ended December 31, 2004 increased to $35,904,232 from $26,263,000 for the year ended December 31, 2003.  The increase in cost of sales was due to the increase in sales.  Material costs for the year ended December 31, 2004 was $24,349,164 or 52.0% of sales compared to $18,406,876 or 55.6% of sales for the year ended December 31, 2003.  Raw material prices for steel and aluminum increased approximately 20% from 2003 to 2004.  this negatively impacted our gross margin by 4.8% for 2004.  The decrease in material costs as a percentage of sales occurred because we have successfully implemented several measures to reduce cost, such as strengthening internal management, optimizing the production process and improving product structural design.

GROSS PROFIT

          Gross profit for the year ended December 31, 2004 increased by $4,052,805 or 59.1 % to $10,910,805 from $6,858,000 for the year ended December 31, 2003.  This improvement in gross profit was primarily due to the increase in the sales both in the domestic and international market.  Gross margin improved slightly from 20.7% for the year ended December 31, 2003 to 23.3% for the year ended December 31, 2004.  The improvement in the gross margin, despite the increase in the raw material pricing, was due to modest increase in the selling price, and better cost management, such as optimizing production process and better structural design of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the year ended December 31, 2004 was $5,227,256 or 11.2% of sales compared to $3,156,825 or 9.5% of sales for the year ended December 31, 2003.  The increase in selling, general and administrative expenses as a percentage of sales was due primarily to the legal and accounting costs ($0.7M or 1.6% of sales) incurred in connection with the corporate restructuring and registration with the Securities Exchange Commission.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense decreased by $1,243,739 to $554,261 during the year ended December 31, 2004 from $1,798,000 for year ended December 31, 2003.  The decrease was primarily attributable to the fact that during 2003, the Company incurred depreciation expense in connection with the building owned by the Company’s predecessor.  Starting in 2004, SORL Auto Parts, Inc. signed a rental agreement with Ruili Group to rent a total of 25,443 square meters of factory and warehouse from Ruili Group for 15 years at an annual rental of US$439,000, resulting in rental expenses amounting to less than the depreciation expense.

FINANCIAL EXPENSE

          Financial expense for the year ended December 31, 2004 decreased by $4,742 to $287,433 from $292,175 for the year ended December 31, 2003.  The decrease in financial expense is due to the decrease in total debt.

OTHER INCOME

          There was no other income for the year ended December 31, 2004.  For the year ended December 31, 2003, the other income was $435,000.  This was primarily due to the tax rebate and interest expense subsidy from the local government to SORL Auto Parts, Inc. for its investments in upgrading its technology.

INCOME TAX

          There was no income tax for the year ended December 31, 2004 compared with income tax of $546,000 for the year ended December 31, 2003.  As a result of the Joint Venture (i.e.  Ruili Group Auto Parts Co., Ltd.) obtaining its foreign joint-venture status in 2004, it is exempted from PRC income tax.

MINORITY INTEREST

          Minority Interest represents a 10% non-controlling interest in the company.  Minority Interest in income amounted to $534,105 and US$-0- for year ended December 31, 2004 and 2003, respectively.

NET INCOME

          The net income for the year ended December 31, 2004 increased by $4,191,049, or 364.4% to a net income of $5,341,049 from a net income of US$1,150,000 for the year ended December 31, 2003 due to the factors discussed above.

FINANCIAL CONDITION

(1)     LIQUIDITY AND CAPITAL RESOURCES

          OPERATING -The Company’s operations utilized cash resources of $7,356,277 for the fiscal year ended December 31, 2005, as compared to generating cash resources of $2,466,267 for the fiscal year ended December 31, 2004, primarily as a result of the following:

          1.        For the year ended December 31, 2005, cash flow provided by sales was $7,631,346 as compared to $5,963,694 for the year ended December 31, 2004, an increase of $1,667,652.  The increase was primarily as a result of the increase in sales.

          2.        For the year ended December 31, 2005, account receivables increased by $13,590,206, primarily due to the temporary extension of credit terms to selected OEM customers as well as certain domestic aftermarket distributors as discussed above.  Management believes this situation will be largely mitigated in 2006 through the Company’s strategically move of its sales focus from its domestic OEM market to international markets, therefore providing the Company with the ability to restructure its OEM customer base by gradually phasing out customers with lower return and higher credit risks.

          3.        For the year ended December 31, 2005, inventory increased by $637,283.  The Company maintains a low level of inventory with an Inventory Conversion Period of approximately 19 days for 2005, the same as that for 2004, which largely reduced working capital requirements.  Because of the strong demands for its products, the Company maintains less than one week of finished goods inventory.  A low level of raw materials for approximately four to five days of production requirements are maintained in stock.  Raw materials are readily available, given our access to different suppliers and efficient and timely delivery available.  The majority of the WIP balances are incurred during later steps in manufacturing.  The Company effectively adopts a “pull” system in its production.

          4.        For the year ended December 31, 2005, account payables decreased by $970,989, or 20.5%, compared to the year ended December 31, 2004, mainly due to suppliers’ reluctance to extend long credit terms given the increased material prices.  Prepayments at December 31, 2005 primarily represented advance payments for raw materials and equipment purchases.  Prepayments as of December 31, 2005 increased by 28% to $1.8 million from $1.4 million as of December 31, 2004.

          At December 31, 2005, the Company had cash and cash equivalents of $961,131, as compared to cash and cash equivalents of $729,875 at December 31, 2004.  The Company had working capital of $10,571,086 at December 31, 2005, as compared to working capital of $6,092,799 at December 31, 2004, reflecting current ratios of 1.49:1 and 1.55:1, respectively.

          INVESTING - During the fiscal year ended December 31, 2005, the Company expended net cash of $3,982,703 in the investing activities, including $2,623,151 for acquisition of property and equipment to support the growth of business, and $1,358,429 in the issuance of notes receivable.  For the fiscal year ended December 31, 2004, the Company utilized $768,310 in investing activities.

          FINANCING – During the fiscal year ended December 31, 2005, the Company made new net drawdowns amounting to $11,195,799 from banks.  During the fiscal year ended December 31, 2004, the Company paid off $968,082 on its outstanding debt.  Net proceeds from bank loans were utilized primarily to cover the increasing working capital requirements in line with the rapid business growth, as well as cash requirements for new equipment acquisition given the growing demand for products and the limited production capacity buffer of the existing equipment.

          Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which frequently fail to make prompt payments and bring lower returns in long run, placing more efforts on receivables collection, and continuing development of high profit margin new product, as well as adopting steps for further cost saving such as improving material utilization rate.  Meanwhile, the Company maintains good relationships with local banks.  In addition, the Company actively seeks opportunities for fund raising from the capital markets to finance further expansion of production, the building of international sales networks in new markets, strengthening of R&D force, and to supplement the working capital.

          At December 31, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

          With respect to foreign currency exchange rates, the 2% appreciation or fluctuation of the RMB against the USD in July 2005 did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD, because of the relatively small change and the ability to absorb such effects by other cost saving approaches.  It is believed that further RMB appreciation against USD, if any, would be on a prudent, gradual basis with relatively small adjustments, so as to avoid drastic impacts on the Chinese economy as a whole.

          As the Company’s debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates.  However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SORL Auto Parts, Inc.
Ruian City, Zhejiang Province
People’s Republic of China

          We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audits in accordance with The Public Company Accounting Oversight Board Standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes  assessing the accounting  principles  used and  significant estimates made by management,  as well as  evaluating  the  overall  financial statement  presentation.  We believe that our audits provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all  material  respects,  the  consolidated  financial  position of SORL Auto Parts, Inc as of December  31, 2005 and 2004 and the results of its  operations  and its cash  flows for the years then ended in  conformity  with  generally  accounting principles accepted in the United States of America.

/s/ Rotenberg and Co. LLP

ROTENBERG AND COMPANY, LLP
Rochester, New York
March 9, 2005

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005		2004

Assets
Current Assets
Cash and cash equivalents	US$	961,131	729,875
Accounts receivable, net of allowance		25,339,774	12,595,905
Notes receivable		1,488,104	129,675
Inventory		2,512,583	1,875,300
Prepayments		1,801,829	1,404,710
Other current assets		48,115	393,300

Total Current Assets		32,151,536	17,128,765
Fixed Assets
Property, plant and equipment		10,140,947	7,517,796
Less: Accumulated depreciation		(3,024,281)	(2,165,142)

Fixed Assets, Net		7,116,666	5,352,654
Other Assets
Intangible assets		44,297	43,174
Less: Accumulated amortization		(11,873)	(4,454)

Intangible Assets, Net		32,424	38,720

Total Other Assets		32,424	38,720

Total Assets	US$	39,300,626	22,520,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and other payables	US$	3,746,666	4,717,655
Deposits received from customers		1,324,085	861,624
Short term bank loans		16,026,717	4,830,918
Accrued expenses		482,982	625,768

Total Liabilities		21,580,450	11,035,967
Minority Interest		1,735,818	1,148,417
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 and 13,282,253 issued and outstanding, respectively		26,693	26,565
Additional Paid-In capital		4,444,118	4,082,246
Accumulated other comprehensive income		336,993	—
Retained earnings		11,176,554	6,226,944

		15,984,358	10,335,755

Total Liabilities and Shareholders’ Equity	US$	39,300,626	22,520,139

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

	2005		2004	(Rounded) 2003

Sales	US$	64,182,544	46,815,037	33,121,000
Cost of Sales		49,865,235	35,904,232	26,263,000

Gross Profit		14,317,309	10,910,805	6,858,000
Expenses:
Selling and Distribution Expenses		3,919,996	2,737,652	1,610,000
General and Administrative Expenses		4,169,460	2,489,604	1,547,000
Financial Expenses		688,811	287,433	292,000

		8,778,267	5,514,689	3,449,000
Operating Income		5,539,042	5,396,116	3,409,000
Other Income		52,592	—	435,000
Non-Operating Expenses		(92,067)	(55,067)	—

Income Before Provision for Income Taxes		5,499,567	5,341,049	3,844,000
Provision for Income Taxes		—	—	546,000

Income From Continuing Operations		5,499,567	5,341,049	3,298,000
Loss From Discontinued Operations		—	—	2,148,000
Minority Interest		549,957	534,105	—

Net Income Attributable to Shareholders		4,949,610	4,806,944	1,150,000
Other Comprehensive Income
Foreign Currency Translation Adjustment		374,437	—	—
Minority Interest’s Share		37,444	—	—

Comprehensive Income (Loss)	US$	5,286,603	4,806,944	1,150,000

Earnings per Share From Continuing Operations
Basic		$0.37	$0.37	$0.25
Diluted		$0.37	$0.37	$0.25
Earnings per Share From Discontinued Operations
Basic		$—	$—	$(0.17)
Diluted		$—	$—	$(0.17)
Weighted average common shares - Basic		13,302,763	13,165,241	12,953,720
Weighted average common shares - Diluted		13,302,763	13,165,241	12,953,720

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2005, 2004, and 2003

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Balance - January 1, 2003	12,953,720	25,908	17,122,092	270,000	—	17,418,000	—
Capital Contribution	—	—	9,736,000	—	—	9,736,000	—
Net Income	—	—	—	1,150,000		1,150,000	—

Balance - December 31, 2003	12,953,720	25,908	26,858,092	1,420,000	—	28,304,000	—
Corporate Reorganization:
Distribution of discontinued operations to shareholders	—	—	(22,775,189)	—	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—	—	—	—
Capital contributed by Minority Shareholder	—	—	—	—	—		614,312
Net Income	—	—	—	4,806,944	—	4,806,944	534,105

Balance - December 31, 2004	13,282,253	26,565	4,082,246	6,226,944	—	10,335,755	1,148,417
Adjustment for fractional shares	4802	9	(9)	—	—	—
Common Stock issued to consultants	10,000	20	64,980	—	—	65,000	—
Common Stock issued to employees	49,500	99	296,901	—	—	297,000	—
Net Income	—	—	—	4,949,610	—	4,949,610	549,957
Other Comprehensive Income	—	—	—	—	336,993	336,993	37,444

Balance - December 31, 2005	13,346,555	26,693	4,444,118	11,176,554	336,993	15,984,358	1,735,818

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

	2005		2004	(Rounded) 2003

Cash Flows from Operating Activities
Net Income	US$	4,949,610	4,806,944	1,150,000
Adjustments to reconcile net income to net cash flows from operating activities:
Minority Interest		549,957	534,105	12,000
Bad Debt Expense		846,337	68,384	—
Depreciation and Amortization		866,558	554,261	1,798,000
Stock compensation - employees		297,000	—	—
Stock compensation - financial advisory		65,000	—	—
Changes in Assets and Liabilities:
Accounts Receivable		(13,590,206)	(9,507,289)	(1,782,000)
Other Receivables		345,184	(393,300)	—
Inventory		(637,283)	(38,300)	726,000
Prepayments		(397,119)	1,197,290	(2,602,000)
Account Payables		(970,989)	4,717,655	(12,000)
Deposits Received from Customers		462,461	861,624	—
Accrued Expenses		(142,787)	625,769	—
Net Working Capital from Discontinued Operations		—	(960,876)	(11,630,000)

		(7,356,277)	2,466,267	(12,340,000)
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(2,623,151)	(593,488)	(2,016,000)
Investments in Intangible Assets		(1,123)	(28,720)	—
Notes Receivables		(1,358,429)	(129,675)	—
Investing activities - Discontinued operations		—	(16,427)	(14,924,000)

		(3,982,703)	(768,310)	(16,940,000)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		11,195,799	(968,082)	2,174,000
Financing Activities - Discontinued Operations		—	—	17,370,000
Capital Contribution - Owners		—	—	9,736,000

		11,195,799	(968,082)	29,280,000
Effects on changes in foreign exchange rate		374,437	—	—
Net Change in Cash and Cash Equivalents		231,256	729,875	—
Cash and Cash Equivalents- Beginning of the year		729,875	—	—

Cash and cash Equivalents - End of the year	US$	961,131	729,875	—

Supplemental Cash Flow Disclosures:
Interest Paid		$513,776	$287,433	$1,245,000

Income Taxes Paid		$—	$—	$435,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock Issued in Exchange for Preferred Stock		$—	$25,908	$—

Distribution of Discontinued Operations		$—	$(22,775,189)	$—

Common stock issued for advisory service		$65,000	$—	$—

Common stock issued to key employees		$297,000	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

          SORL Auto Parts, Inc.  is principally engaged in the manufacture and distribution of automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks, and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian”, or “the Company”) in the People’s Republic of China (“PRC” or “China”).  The Company distributes products both in China and internationally under SORL trademarks.  The Company’s product range includes 40 categories of brake valves with over 800 different specifications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ACCOUNTING METHOD

          The Company uses the accrual method of accounting for financial statement and tax return purposes.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of SORL Auto Parts, Inc.  and its majority owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with U.S.  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

          RELATED PARTY TRANSACTIONS

          A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  The Company’s policy is that all related party transactions must be in arm’s length.

          FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

          The Company is exposed to the following risk factors:

                              (i)          Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history.  The Company has two customers that respectively account for more than 5% of its total revenues for the period.  The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

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

          PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.  The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to ten years.  Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance.  Routine repairs and maintenance are expensed when incurred.  Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

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

          INTANGIBLE ASSETS

          Intangible assets represent mainly the patent of technology, plus the computer software.  Intangible assets are measured initially at cost.  Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably.  After initial recognition, intangible assets are measured at cost less any impairment losses.  Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

          ACCOUNTS RECEIVABLES AND ALLOWANCE FOR BAD DEBTS

          The Company presents accounts receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility.  Accounts receivables generated from credit sales have general credit terms of 90 days for domestic aftermarket customers.  However, the Company has extended credit terms to certain custoemers for a period of 1 year or more.

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

          The Company will write off the uncollectible receivables once the customers are bankrupt or there is a remote possibility that the Company will collect the outstanding balance.  The write-off must be reported to the local tax authorities and get the official approval from them.  To date, the Company has not written off any account receivable.

          NOTES RECEIVABLE

          Notes receivable are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates.  Notes receivable do not bear interest.

          REVENUE RECOGNITION

          Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer.  Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns.  The Company is subject to the Education Surtax (levied at 4% of net VAT payable) until August 31, 2005, which is recorded as deductions from gross sales.  The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

          INCOME TAXES

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

          FOREIGN CURRENCY TRANSLATION

          The Company maintains its books and accounting records in Renminbi (“RMB”), the currency of the PRC, The Company’s functional currency is also RMB.  The Company has adopted SFAS 52 in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”).  All assets and liabilities are translated at the current rate.  The shareholders’ equity accounts are translated at appropriate historical rate.  Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

          Foreign currency gains and losses, if any, are included in the Consolidated Statements of Income as a component of other comprehensive income.

          STOCK-BASED COMPENSATION

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.  123R, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R revises FASB Statement No.  123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.  25 “Accounting for Stock Issued to Employees”.  SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).  The Company has adopted SFAS 123R as of January 1, 2005.

          RESEARCH AND DEVELOPMENT EXPENSES

          Research and development costs are classified as general and administrative expenses and are expensed as incurred.

          SHIPPING AND HANDLING COSTS

          Shipping and handling cost are classified as selling expenses and are expensed as incurred.

          ADVERTISING COSTS

          Advertising costs are classified as selling expenses and are expensed as incurred.

          WARRANTY CLAIMS

          The Company offers product warranties for certain products.  Warranty claims are classified as selling expenses and are expensed as incurred.  The Company accrues the costs of unsettled product warranty claims based on the historical claims made in previous years.

          PURCHASE DISCOUNTS

          Purchase discounts, if applicable, are netted in the cost of goods sold.

          LEASE COMMITMENTS

          The Company has adopted SFAS No. 13, “Accounting for Leases”.  If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.  The current lease agreement with Ruili Group Co.  Ltd.  does not meet any of the above criteria, so it is classified and recorded as an operating lease.

          RECENTLY ISSUED ACCOUNTING STANDARDS

          In January 2003, and subsequently revised in December 2003, the FASB issued Interpretation No.  46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No.  51” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  FIN 46 does not have any impact on the financial position or results of operations of the Company.

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

          In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No.  43, Chapter 4” (“SFAS 151”).  This statement amends the guidance in ARB No.  43, Chapter 4, “Inventory Pricing,” to clarify the accounting  for abnormal amounts of idle facility expense, freight, handling costs, and wasted  material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No.  152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No.  66 and 67” (“SFAS 152”).  This statement amends FASB Statement No.  66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”).  SFAS 152 also amends FASB Statement No.  67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2.  The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No.  153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No.  29” (“SFAS 153”).  SFAS 153 replaces the exception from fair value measurement in APB Opinion No.  29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for all interim periods beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005.  This statement has had no effect on the Company.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform and asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective for fiscal years that end after December 15, 2005.  As such, the Company is required to adopt these provisions for the fiscal year ended December 31, 2005.  This statement has had no effect on the Company.

          In May 2005, the FASB issued SFAS No.  154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No.  20 and FASB Statement No.  3” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”).  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007.  The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

          The Company continued to purchase non-valve automotive components, raw materials and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the JV, and also has the common controlling party, i.e.  the Zhang family; as well as some non-valve parts from Ruian Ruili Haizhiguan Auto Part Co., Ltd., a subsidiary of Ruili Group.

          The following related party transactions occurred for the fiscal year ended December 31, 2005 and 2004:

	December 31,

	2005	2004

PURCHASES FROM:
Ruili Group Co., Ltd.	$16,780,670	$6,566,232
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	283,024	555,927
Total Purchases	$17,063,694	$7,122,159

SALES TO:
Ruili Group Co., Ltd.	$4,471,022	—
Total Sales	$4,471,022	—

          The total purchases from Ruili Group in 2005 consisted of $15.2 million finished products of non-valve auto parts, $0.3 million raw materials, and $1.2 million packaging materials.

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$1,060,193	$2,239,054
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	11,862
Xiaofeng Zhang, Board Director	—	265,701
Shuping Chi	273,559	—
Total Related Parties included in Accounts Payable	1,333,752	2,516,617

NOTE 4 - ACCOUNTS RECEIVABLE

          The changes in the allowance for doubtful accounts at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Beginning balance	$68,384	$—
Add: Increase to allowance	846,337	68,384
Less: Accounts written off	—	—

Ending balance	$914,721	$68,384

          The company’s receivables are summarized as follows:

	2005	2004

Balance before allowance	$26,254,495	$12,664,289
Less: Allowance for doubtful accounts	(914,721)	(68,384)

Account receivable balance, net	$25,339,774	$12,595,905

NOTE 5 – INVENTORIES

          On December 31, 2005 and 2004, inventories consist of the following:

	2005	2004

Raw Material	$747,858	$222,800
Work in process	1,057,740	966,170
Finished Goods	706,985	686,330

Total Inventory	$2,512,583	$1,875,300

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consisted of the following, on December 31, 2005 and 2004:

	2005	2004

Machinery	$8,706,639	$6,361,447
Molds	1,080,291	1,015,016
Office equipment	185,088	42,755
Vehicle	169,529	98,578
Sub-Total	10,140,947	7,517,796

Less: Accumulated depreciation	(3,024,281)	(2,165,142)

Fixed Assets, net	$7,116,666	$5,352,654

          Depreciation expense charged to operations was $859,139 and $535,620 for the years ended December 31, 2005 and 2004, respectively.

NOTE 7 – INTANGIBLE ASSETS

          Gross intangible assets were $44,297, less accumulated amortization of $11,873 for net intangible assets of $32,424 as of December 31, 2005.  Gross intangible assets were $43,174, less accumulated amortization of $4,454 for net intangible assets of $38,720 as of December 31, 2004.  Amortization expenses were $7,419 and $4,454 for the fiscal years ended December 31, 2005 and 2004 respectively.

          Future estimated amortization expense is as follows:

2006	2007	2008	2009	2010	Thereafter

$5,076	$3,617	$3,617	$3,617	$3,617	$12,880

NOTE 8 – PREPAYMENT

          Prepayment consisted of the following as of December 31, 2005 and 2004:

	2005	2004

Raw material suppliers	$1,584,193	$1,372,000
Equipment purchase	217,637	32,710
Total prepayment	$1,801,829	$1,404,710

NOTE 9 – ACCRUED EXPENSES

          Accrued expenses consisted of the following as of December 31, 2005 and 2004:

	2005	2004

Accrued payroll	$297,928	$206,594
Accrued rent	—	365,842
Accrued legal	—	43,524
Other accrued expenses	185,054	9,808

Total accrued expenses	$482,982	$625,768

NOTE 10 - BANK BORROWINGS

          Bank borrowings represent the following as of December 31:

	2005	2004

Secured	16,026,717	4,830,918

Less: Current portion	16,026,717	4,830,918

Non-current portion	—	—

          These loans were from two banks, Bank of China and CITIC Bank, to finance the general working capital as well as urgent new equipment acquisition. Corporate or personal guarantees are provided for those bank loans as follows:

$10.25M	Guaranteed by Ruili Group Co., Ltd., a related party;
$2.43M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;
$3.35M	Guaranteed by Shenghuabo Group Co., Ltd., a non-related party.

          The Company does not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 4.964% and 6.003% per annum.

NOTE 11 - INCOME TAXES

          The Company is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Company is exempted from income taxes in the PRC for the fiscal years ended December 31, 2005 and 2004.  Thereafter, the Company is entitled to a tax concession of 50% of the applicable income tax rate of 26.4%, for the following three years ended December 31, 2006, 2007, and 2008.

          Had the Company not been entitled to the “tax holiday”, income tax expense computed for the years ended December 31, 2005 and 2004 would have been approximately $1,395,000 and $1,269,000 respectively.

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

          No provision for deferred tax liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE 12 - LEASES

          The Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for a ten year term ending in February 2014.  Rent expense for the fiscal years ended December 31, 2005 and 2004, was $439,009 and $439,009 respectively.

          Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter

$439,540	$439,540	$439,540	$439,540	$439,540	$1,321,620

NOTE 13 - ADVERTISING COSTS

          Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs were $19,622 and $1,661 for the fiscal years ended December 31, 2005 and 2004, respectively.

NOTE 14 - RESEARCH AND DEVELOPMENT EXPENSES

          Research and development costs are expensed as incurred and were $361,503 and $79,962 for the fiscal years ended December 31, 2005 and 2004, respectively.

NOTE 15 – WARRANTY CLAIMS

          Warranty claims were $778,763 and $205,314 for the fiscal years ended on December 31, 2005 and 2004 respectively. The movement of accrued warranty expenses for fiscal year 2005 is as follows:

Accrued in 2005:	$778,763
Less: Actual Paid in 2005:	$(598,831)
Ending balance at 2005:	$179,932

NOTE 16 – STOCK COMPENSATION PLAN

          The Company established a stock compensation plan in October 2005 for the purpose of enhancing its ability to attract, retain and provide incentives to directors, officers, employees and independent contractors who are crucial to the future growth and success of the Company.  The plan outlined that over the next ten years the Company will issue approximately 1,700,000 common shares to qualified directors, officers, employees and independent contractors.  During 2005, the Company issued 49,500 shares of common stock to employees valued at $6 per share.

SUBSEQUENT EVENT

          On January 5, 2006, the Company signed the Financial Advisory Agreement with Maxim Group LLC (“Maxim”) and Chardan Capital Markets, LLC (“Chardan”) to provide general financial advisory and investment banking services to the Company on an exclusive basis for a period of twelve months.

          Effective February 2006, the Company shall pay to Maxim and Chardan (i) a monthly retainer of $5,000 at the beginning of each month for the term of this Agreement and (ii) issue to Maxim and Chardan a warrant (“Warrant”) to purchase 100,000 shares of the Company’s common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

          As of December 31, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures.  We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

          None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The following table sets forth our executive officers, directors and key employees, their ages and the positions they held as of December 31, 2005.

Name	Age	Position

Xiao Ping Zhang	43	Chief Executive Officer and Chairman
Xiao Feng Zhang	38	Chief Operating Officers and Director
Zong Yun Zhou	51	Chief Financial Officer
Li Min Zhang	50	Director(1)
Zhi Zhong Wang	61	Director(1),(2)
Yi Guang Huo	63	Director(1),(2)
Jiang Hua Feng	40	Director(2)
Jung Kang Chang	40	Director
David Ming He	35	Senior Manager, Investor Relations

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

          All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws.  All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Executive Officers and Directors

          XIAO PING ZHANG - CHAIRMAN OF THE BOARD OF DIRECTORS AND CEO

          Xiao Ping Zhang has served as CEO and chairman of the board since our inception. He founded the Ruili Group, a company specializing in a variety of automotive parts and components, in 1987, and has served as chairman of Ruili Group since then. In 2003, he was elected the President of Wenzhou Auto Parts Association, and Vice-President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce. Mr. Zhang is also a member of the Standing Committee of the People’s Congress in Rui’an City, Zhejiang, China. He is also currently engaged as a mentor in entrepreneurship for graduate students of Zhejiang University. Mr. Zhang graduated from Zhejiang Radio and TV University in 1986 with a major in Industrial Management.

          XIAO FENG ZHANG - CHIEF OPERATING OFFICER AND DIRECTOR

          Xiao Feng Zhang has served as COO and a member of the board of directors since our inception. He is responsible for sales and marketing. Mr. Zhang co-founded the Ruili Group with his brother, Mr. Xiao Ping Zhang, in 1987, and served as the General Manager of Ruili Group until March 2004. Mr. Zhang received his diploma in economics from Shanghai Fudan University in 1994.

          ZONG YUN ZHOU - CHIEF FINANCIAL OFFICER

          Zong Yun Zhou has served as our CFO since our inception. Between April 2002 and May 2004, Ms. Zhou served as the Financial Controller of Shanghai Huhao Auto Parts Manufacturing Company Limited, a joint venture between Ruili Group and Shanghai Automotive Industry Corporation. From January 1996 until April 2002, Ms. Zhou worked for the Auditing Department of Anhui Province, China, in charge of auditing state-owned companies in Anhui Province. Ms. Zhou is a Chinese Certified Public Accountant, and a member of the Institute of Internal Auditors (IIA). Ms. Zhou completed her undergraduate studies at Anhui University.

          JUNG KANG CHANG - DIRECTOR

          Jung Kang Chang has served as a member of our board of directors since our inception. He is also in charge of our international sales. From January 1998 to May 2004, Mr. Chang served as the General Manager of JieXiangHao Enterprise Company Limited based in Taipei, Taiwan; before taking office as the general manager, he was the sales engineer and sales manager with JieXiangHao in Taipei. Mr. Chang graduated from Taiwan Taoyuan Longhua Industry College in 1986.

          LI MIN ZHANG – DIRECTOR

          Dr. Li Min Zhang has served as a member of our board of directors since August 2004. He chairs the audit committee of our board. Dr. Zhang currently is a professor at Sun Yat-Sen University Management School in Guangdong, China, coaching PhD candidates with an accounting major. During 1994 and 1995, Dr. Zhang conducted academic research at the University of Illinois at Urbana-Champaign, and practiced at Mok & Chang CPAs in USA. In 1986, he conducted academic research at the Office of Auditor General of Canada.  Dr. Zhang currently also serves as vice chairman of China Audit Society, and secretary of China Association of Chief Financial Officers. He is a member of American Accounting Association.  Also, Dr. Zhang is involved with the China CPA Society Auditing Principles Task Force and China Audit Society Training Committee. Dr. Zhang earned his Ph.D. in Economics in January 1991.

          ZHI ZHONG WANG – DIRECTOR

          Zhi Zhong Wang has served as a member of our board of directors, as well as a member of both audit and compensation committees since August 2004. From 1980 untill present, Mr. Wang has served as instructor and professor at Beijing Jiaotong University (formerly Northern Jiaotong University), Department of Electrical Engineering. Before 1980, he was an electrical engineer with Science and Technology Institute of the Qiqihaer Railway Administration, Heilongjiang, China. Mr. Wang has led over twenty research projects such as novel pneumatic generator and streamer discharging, and corona power supply for desulphurization. His numerous publications include Research on the Novel AC Voltage Stabilized Power Supply in Power Electronics. Mr. Wang received his bachelor degree in electrical engineering from Northern Jiaotong University in 1968.

          YI GUANG HUO – DIRECTOR

          Yi Guang Huo has served as a member of our board of directors, as well as a member of the audit committee and chairman of the compensation committee under the board since August 2004. Mr. Huo has been engaged in scientific and technological work and has been responsible for various national key research projects, such as designing and conducting experiments for automotive products, drafting ministry standards and econo-technological policies, etc. He has been awarded ministry-level First Prize for Technology Innovation. Mr. Huo has also served as President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce, a board member and visiting professor of Wuhan University of Technology, and secretary of Society of Auto Engineering – China. Between 1995 and 1996, Mr. Huo conducted academic research as a visiting researcher at Tokyo University Economics Department. During 1987 and 1988, he studied Scientific Research and Management with Japan Automobile Research Institute as well as Japanese automobile companies including Nissan, Hino, Isuzu and Mitsubishi. Mr. Huo earned his B.S. degree from Jilin University Automobile Department in 1965.

          JIANG HUA FENG – DIRECTOR

          Jiang Hua Feng has served as a member of our board of directors as well as a member of the compensation committee under the board since August 2004. Since 1988, Mr. Feng has also served as chief lawyer at Yuhai Law Firm, Rui’an, Zhejiang. Mr. Feng is a member of China Lawyers Association.  He was elected People’s Congress representative for Wenzhou area, Zhejiang. Mr. Feng received his bachelor degree in law from East China University of Politics and Law.

          DAVID MING HE, CFA, CPA, SENIOR MANAGER INVESTOR RELATIONS

          David Ming He joined us in November 2004 as a Senior Manager in charge of investor relations and capital market strategies.  Mr. He, who speaks fluent English, holds the designations of Chartered Financial Analyst and Illinois Certified Public Accountant. Between July 1994 and June 2001, he served as credit analyst and senior manager in corporate banking at Credit Agricole Indosuez (now Calyon) Shanghai Branch. Mr. He received his Bachelor’s degree in Economics from Shanghai Institute of Foreign Trade, China, and Master of Science degree in Accountancy and Master of Business Administration degree in Finance from University of Illinois at Urbana-Champaign, U.S.A.

Committees of the Board of Directors

          Audit Committee.  The members of our audit committee are Professor Zhang and Messrs. Wang and Huo. Professor Zhang chairs the audit committee. Our audit committee assists our board of directors in its oversight of:

•	the integrity of our financial statements;

•	our independent auditors’ qualifications and independence; and

•	the performance of our independent auditors.

          The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit services and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent auditors must be approved in advance by our audit committee.  We believe that the composition of our audit committee meets the requirements for independence under the current Nasdaq Capital Market and SEC rules and regulations.  We believe that the functioning of our audit committee complies with the applicable requirements of the Nasdaq National Market and SEC rules and regulations.  We intend to comply with future requirements as applicable.

          Compensation Committee.  The members of our compensation committee are Messrs. Wang, Feng and Huo.  Mr. Huo chairs the compensation committee.  The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers.  Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Director Compensation

          Directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and for meetings of any committees of our board of directors on which they serve.  Our directors do not currently receive cash compensation for attending board or committee meetings however we will be evaluating providing cash compensation to our board and committee members.

Compensation Committee Interlocks and Insider Participation

          As noted above, the compensation committee of our board of directors consists of Messrs. Wang, Feng and Huo.  None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table set forth information with respect to compensation paid by us to the Company’s Chief Executive Officer.  No other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2005

Summary Compensation Table

		ANNUAL COMPENSATION			AWARDS		PAYOUTS

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)

Xiao Ping Zhang, CEO	2005	50,000	—	—	—	—	—	—
	2004	50,000

Stock Option Grant Exercises in 2005

          None of our executive officers received any grants of options or other stock compensation during 2005.  Additionally, none of our executive officers exercised any stock options or other rights to stock compensation in 2005.

Employment Agreements

          The Company does not have employment agreements with any of its executive officers.

Severance and Change of Control Arrangements

          There are no severance or change of control arrangements.

Equity Benefit Plans

          2005 Stock Compensation Plan

          Our 2005 Stock Compensation Plan was adopted by our board of directors in July 2005.

          Share Reserve.  We have reserved 1,700,000 shares for issuance under the 2005 Stock Compensation Plan.

          Administration.  The Compensation Committee of our board of directors administers the 2005 Compensation Plan and has complete discretion to make all decisions relating to our 2005 Compensation Plan.  Our compensation committee may also re-price outstanding options and modify outstanding awards in other ways.

          Eligibility.  Employees, non-employee members of our board of directors, advisors and consultants are eligible to participate in our 2005 Stock Compensation Plan.

          Types of Awards.  Our 2005 Stock Compensation Plan provides for awards of stock options to purchase shares of our common stock and awards of restricted shares of our common stock, stock appreciation rights and performance shares.

          Change in Control.  If we are merged or consolidated with another company, and such merger or consolidation results in a change in control of SORL, an award under the 2005 Stock Compensation Plan will be subject to the terms of the merger agreement, which may provide that the option continues, is assumed or substituted, fully vests or is settled for the full value of such option in cash, followed by the cancellation of such option.

          Amendments or Termination.  Our board of directors may amend, suspend or terminate the 2005 Stock Compensation Plan at any time.  If our board amends the plan, it does not need to seek stockholder approval of the amendment unless required to comply with any applicable tax or regulatory environment.  No award may be made under the 2005 Stock Compensation Plan after the tenth anniversary of the effective date of the Plan.

          Options The Board may determine the number of shares covered by each option, the exercise price therefore, the conditions and limitations on the exercise and any restrictions on the shares issuable.  Optionees may pay the exercise price by using cash, shares of common stock that the optionee already owns or, at the election of the Board, a promissory note, an immediate sale of the option shares through a broker designated by us , or other property.

          Performance Shares.  The Board may make performance share awards entitling recipients to acquire shares of Common Stock upon the attainment of specified performance goals.

          Stock Appreciation Rights.  A participant who exercises a stock appreciation right receives the increase in fair market value of our common stock over the fair market value on the date of grant.

          Restricted Shares.  Restricted shares may be awarded under the 2005 Stock Compensation Plan.  Restricted shares vest at the times and payment terms therefor shall be determined by our compensation committee.

          Adjustments.  If there is a subdivision of our outstanding shares of common stock, a dividend declared in stock or a combination or consolidation of our outstanding shares of common stock into a lesser number of shares, corresponding adjustments will be automatically made in each of the following:  (a) the number of shares of common stock available for future awards under the 2005 Stock Compensation Plan; (b) any limitation on the maximum number of shares of common stock that may be subject to awards in a fiscal year; (c) the number of shares of common stock covered by each outstanding option or stock appreciation right, as well as the exercise price under each such award; (d) the number of shares of common stock covered by the options to be granted under the automatic option grant program; or (e) the number of stock units included in any prior award that has not yet been settled.

Limitation of Liability and Indemnification of Officers and Directors

          As permitted by Delaware law, we have adopted provisions in our amended and restated certificate of incorporation and bylaws, both of which will become effective upon the closing of this offering, that limit or eliminate the personal liability of our directors and officers to the fullest extent permitted by Delaware law, as it now exists or may in the future be amended, and against all expenses and liabilities reasonably incurred in connection with their service for or on behalf of SORL.  In addition, the new amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their action as directors.  We maintain liability insurance which insures our directors and officers against certain losses and which insures us against our obligations to indemnify our directors and officers.

          In addition, we have entered into separate indemnification agreements with each of our directors and officers.  These agreements, among other things, require us to indemnify each director and officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or officer.  At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officer, employees or agents in which indemnification would be required or permitted.  We believe provisions in our new amended and restated certificate of incorporation and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2005 and as adjusted to reflect the sale of the shares of common stock in this offering and the conversion of all outstanding shares of our convertible preferred stock by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•	our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

          Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days.  Information with respect to beneficial ownership has been furnished to us by each, director, executive officer or 5% or more stockholder, as the case may be.  Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse.

          This table lists applicable percentage ownership based on 13,346,555 shares of common stock outstanding as of December 31, 2005.

          The address for each of the stockholders in the table is c/o of the Company.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE BENEFICIAL OWNER	POSITION	PERCENT OF CLASS

Xiao Ping Zhang	9,087,527	Chief Executive Officer and Chairman	68.1%
Xiao Feng Zhang	1,135,938	Chief Operating Officer and Director	8.5%
Zong Yun Zhou	—	Chief Financial Officer	*
Jung Kang Chang	—	Director	*
Zhang Li Min	—	Director	*
Wang Zhizhong	—	Director	*
Huo Yiguang	—	Director	*
Jianghua Feng	—	Director	*
Officers and Directors as a Group (8 persons)	10,223,465		76.6%
PRINCIPAL SHAREHOLDERS
Shu Ping Chi	1,135,938		8.55%

*	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Capital Stock Issuances in the Reverse Acquisition

          Pursuant to the reverse acquisition, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, received 9,087,527 shares and 1,135,938 shares, respectively, of our Common Stock representing 68.4% and 8.55% respectively, of our outstanding shares.

Ruili Group

          Mr. Xiao Ping Zhang and Mr. Xiao Feng Zhang are the principal shareholders of the Ruili Group which was the owner of the assets contributed to the Joint Venture in the reverse acquisition.  The Joint Venture purchases non-valve automotive products and packaging material from the Ruili Group.  The Ruili Group also guarantees certain bank loans to the Joint Venture and licenses two patents and the trademark “SORL” to the Joint Venture on a royalty free basis..  The Company believes that the prices charged are at least as favorable to the Joint Venture as would be obtained from a third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Rotenberg & Co. LLP, Certified Public Accountants, was the Registrant’s independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ended December 31, 2005 and 2004.  Hein & Associates LLP, was the Registrant’s independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ended January 31, 2003.  The Registrant changed its fiscal year end from January 31 to December 31 on May 19, 2004.  Rotenberg & Co. LLP performed the following services and has been paid the following fees.

FISCAL YEAR ENDED DECEMBER 31, 2005 and 2004

          AUDIT FEES

          Rotenberg & Co. LLP was paid aggregate fees of approximately $120,000 and $140,000 for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered for the audit of the Registrant’s annual financial statements and for the reviews of the financial statements included in the Registrant’s quarterly reports on Form 10-QSB for the periods ended March 31, 2005 and 2004, June 30, 2005 and 2004, as well as September 30, 2005 and 2004.

          AUDIT-RELATED FEES

          Rotenberg & Co. LLP was not paid additional fees for the fiscal years December 31, 2005 and December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

          TAX FEES

          Rotenberg & Co. LLP was not paid any fees for the fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.  This service was not provided.

          ALL OTHER FEES

          Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal years ended December 31, 2005 and December 31, 2004.

          AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

          Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services.  The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement and Plan of Reorganization (2)
10.2	Joint Venture Agreement (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March 2006.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 25, 2006

Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	March 25, 2006

Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 25, 2006

Zong Yun Zhou

/s/ Li Min Zhang	Director	March 25, 2006

Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 25, 2006

Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 25, 2006

Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 25, 2006

Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 25, 2006

Jung Kang Chang