Form 10-Q
period 2006-03-31
SORL Auto Parts Inc
filed 2006-05-15
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0091294

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 1169 Yumeng Road
Ruian Economic Development District
Ruian City, Zhejiang Province
People’s Republic Of China

(Address of principal executive offices)

86-577-6581-7720

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant classes of common equity, as of the latest practicable date:

As of April 30, 2006 there were 13,346,555 shares of Common Stock outstanding

- i -

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

SORL AUTO PARTS, INC. AND SUBSIDIARIES
Ruian City, ZheJiang Province, China

SORL AUTO PARTS, INC. AND SUBIDIARIES
Ruian City, ZheJiang Province, China

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	1,153,781	961,131
Account receivables, net of provision	28,673,136	25,339,774
Notes receivables	2,156,920	1,488,104
Inventory	1,134,773	2,512,583
Prepayments	1,321,678	1,801,829
Other current assets	510,474	48,115

Total Current Assets	34,950,762	32,151,536
Fixed Assets
Property, plant and equipment	10,423,487	10,140,947
Less: Accumulated depreciation	(3,287,358)	(3,024,281)

Fixed Assets, Net	7,136,129	7,116,666
Construction in progress	88,276	—
Other Assets
Deferred compensation cost-stock options	173,934	—
Intangible assets	44,590	44,297
Less: Accumulated amortization	(13,790)	(11,873)

Intangible Assets, Net	30,800	32,424

Total Other Assets	204,734	32,424

Total Assets	42,379,901	39,300,626

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	5,349,133	3,485,987
Deposit received from customers	1,081,277	1,324,085
Short term bank loans	14,511,114	16,026,717
Accrued expenses	517,859	482,982
Other current liabilities	1,112,782	260,679

Total Current Liabilities	22,572,165	21,580,450
Minority Interest	1,926,684	1,735,818
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 issued and outstanding at 03/31/2006 and 12/31/2005	26,693	26,693
Paid in capital	4,623,022	4,444,118
Accumulated other comprehensive income (loss)	451,028	336,993
Retained earnings	12,780,309	11,176,554

Total Current Liabilities	17,881,052	15,984,358

Total Liabilities and Shareholders’ Equity	42,379,901	39,300,626

The accompanying notes are an integral part of these financial statements.

1

SORL AUTO PARTS, INC. AND SUBIDIARIES
Ruian City, ZheJiang Province, China

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended March 31,

	2006	2005

Sales	$19,419,584	$14,515,866
Cost of Sales	15,023,826	11,296,173

Gross Profit	4,395,758	3,219,692
Operating Expenses
Selling and Distribution Expenses	868,016	927,089
General and Administrative Expenses	1,096,962	554,254

Total Operating Expenses	1,964,978	1,481,343

Operating Income	2,430,780	1,738,349
Financial Expenses	265,547	60,452
Non-Operating Expenses	89,675	9,153

Net Income Before Provision for Income Taxes	2,075,558	1,668,745
Provision for Income Taxes	293,608	—

Net Income Before Minority Interest	1,781,950	1,668,745
Minority Interest	178,195	166,875

Net Income Attributable to Shareholders	$1,603,755	$1,501,870
Other Comprehensive Income
Foreign Currency Translation Adjustment	126,705	—
Minority Interest’s Share	12,671	—

Comprehensive Income	$1,717,789	$1,501,870
Weighted average common share - Basic	13,346,555	13,285,867
Weighted average common share - Diluted	13,347,123	13,285,867
Earnings Per Share - Basic	$0.12	$0.11
Earnings Per Share - Diluted	$0.12	$0.11

The accompanying notes are an integral part of these financial statements.

2

SORL AUTO PARTS, INC. AND
SUBIDIARIES
Ruian City, ZheJiang Province, China

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2006.

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Minority Interest

Beginning Balance - Dec 31, 2004	13,282,253	$26,565	$4,082,246	$6,226,944	—	$10,335,755	$1,148,418
Commom Stock - Adjustment for fractional shares	3,614	7	-7	—	—	—	—
Net Income	—	—	—	1,501,870	—	1,501,870	166,875

Ending Balance - Mar 31, 2005	13,285,867	$26,572	$4,082,239	$7,728,814	—	$11,837,625	$1,315,293

Beginning Balance - Dec 31, 2005	13,346,555	$26,693	$4,444,118	$11,176,554	$336,993	$15,984,358	$1,735,818
Net Income	—	—	—	1,603,755	—	1,603,755	178,195
Other Comprehensive Income (Loss)	—	—	—	—	114,035	114,035	12,671
Paid In Capital Contributions	—	—	178,904	—	—	178,904	—

Ending Balance - Mar 31, 2006	13,346,555	$26,693	$4,623,022	$12,780,309	$451,028	$17,881,052	$1,926,684

The accompanying notes are an integral part of these financial statements.

3

SORL AUTO PARTS, INC. AND SUBIDIARIES
Ruian City, ZheJiang Province, China

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

	2006	2005

Cash Flows from Operating Activities
Net Income	$1,603,755	$1,501,870
Adjustments to reconcile net income to net cash from operating activities:
Minority Interest	178,195	168,875
Bad Debt Expense	156,875	—
Depreciation and Amortization	264,994	192,004
Stock-Based Compensation Expense	4,970	—
Changes in Assets and Liabilities:
Accounts Receivable	(3,490,237)	(4,615,591)
Other Receivables	(462,357)	363,465
Inventory	1,377,810	110,860
Prepayments	480,151	(654,619)
Account Payables	1,863,146	(273,093)
Deposits Received from Customers	(242,808)	931,777
Other Payables and Accrued Expenses	886,686	662,659

Net Cash Flows from Operating Activities	2,621,180	(1,613,792)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	(282,540)	(286,703)
Investment in Construction in Progress	(88,276)	—
Notes Receivable	(668,816)	(634,772)

Net Cash Flows from Investing Activities	(1,039,632)	(921,475)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans	(1,515,603)	2,415,459

Net Cash Flows from Financing Activities	(1,515,603)	2,415,459
Effects on changes in foreign exchange rate	126,705	—
Net Increase (Decrease) in Cash	192,650	(119,808)
Cash and Cash Equivalents - Beginning of the period	961,131	729,875

Cash and Cash Equivalents - End of the period	$1,153,781	$610,067

Supplemental Cash Flow Disclosures:
Interest Paid	$199,240	$60,452
Tax Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

4

SORL AUTO PARTS, INC. AND SUBSIDIARIES
Ruian City, ZheJiang Province, China

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A -          Description of Business

SORL Auto Parts, Inc. (the “Company”) is principally engaged in the manufacture and distribution of automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (the “Joint Venture”) in the People’s Republic of China (“PRC” or “China”).  The Company distributes products both in China and internationally under the SORL trademarks.  The Company’s product range includes approximately 40 categories of brake valves with over 800 different specifications.

Note B -          Basis of Presentation

The condensed consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

Note C -          Recent Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical.  SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007.  The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

Note D -          Related Party Transactions

The Company continued to purchase non-valve automotive components, raw materials and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and also has the common controlling party, i.e. the Zhang family.

The following related party transactions occurred for the first quarter ended March 31, 2006 and 2005:

Note D -          Related Party Transactions-Continued

	Three Months Ended March 31,

	2006	2005

PURCHASES FROM:
Ruili Group Co., Ltd.	$5,843,210	$3,891,153
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	125,394

Total Purchases	$5,843,210	$4,016,547

SALES TO:
Ruili Group Co., Ltd.	$2,585,814	$1,280,244

Total Sales	$2,585,814	$1,280,244

The total purchases from Ruili Group during the first quarter ended March 31, 2006 consisted of $5.6 million finished products of non-valve auto parts and $0.2 million of packaging materials.

(a)		(b)	March 31, 2006	(c)	(d)	December 31, 2005

(e)	Accounts Payable and Other Payables	(f)		(g)	(h)
(i)	Shuping Chi	(j)	$—	(k)	(l)	$273,559

(m)	Total Related Parties included in Accounts Payable	(n)	$—	(o)	(p)	$273,559

(q)	(r)	(s)		(t)
(u)	Prepayment	(v)		(w)	(x)
(y)	Ruili Group Co., Ltd.	(z)	$473,000	(aa)	(bb)	$1,060,193

(cc)	Total prepayment	(dd)	$473,000	(ee)	(ff)	$1,060,193

Note E -          Accounts Receivable

The changes in the allowance for doubtful accounts at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005

Beginning balance	$914,721	$68,384
Add: Increase to allowance	156,875	846,337
Less: Accounts written off	—	—

Ending balance	$1,071,596	$914,721

Note E -          Accounts Receivable-Continued

          The company’s receivables are summarized as follows:

	March 31, 2006		December 31, 2005

Accounts receivable	(rr)	$29,744,732	(tt)	$26,254,495
Less: allowance for doubtful accounts	(ww)	1,071,596	(yy)	914,721
			(ddd)

Account receivable balance, net	(ggg)	$28,673,136	(iii)	$25,339,774

Note F -          Inventories

          On March 31, 2006 and December 31, 2005, inventories consist of the following:

	March 31, 2006	December 31, 2005

Raw Material	$222,833	$747,858
Work in process	398,869	1,057,740
Finished Goods	513,071	706,985

Total Inventory	$1,134,773	$2,512,583

Note G -          Property, Plant and Equipment

          Property, plant and equipment consisted of the following, on March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Machinery	$8,967,719	$8,706,039
Moulds	1,087,434	1,080,291
Office equipment	191,884	185,088
Vehicle	176,450	169,529

Sub-Total	10,423,487	10,140,947
Less: Accumulated depreciation	(3,287,358)	(3,024,281)

PPE, Net	$7,136,129	$7,116,666

Depreciation expense charged to operations was $263,077 and $190,225 for the first quarter ended March 31, 2006 and 2005, respectively.

Note H -          Intangible Assets

Gross intangible assets were $44,590, less accumulated amortization of $13,790 for net intangible assets of $30,800 as of March 31, 2006.  Gross intangible assets were $44,297, less accumulated amortization of $11,873 for net intangible assets of $32,424 as of December 31, 2005. Amortization expenses were $1,916 and $1,780 for the first quarter ended March 31, 2006 and 2005 respectively.

Future estimated amortization expense is as follows:

2006	2007	2008	2009	2010	Thereafter

$5,076	$3,617	$3,617	$3,617	$3,617	$12,880

Note I -          Prepayment

          Prepayment consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Raw material suppliers	$1,168,456	$1,584,193
Equipment purchase	153,222	217,637

Total prepayment	$1,321,678	$1,801,830

Note J -          Accrued Expenses

          Accrued expenses consisted of the following as of March 31, 2006 and December 3, 2005:

	March 31, 2006	December 31, 2005

Accrued payroll	$287,501	$297,928
Other accrued expenses	230,358	185,054

Total accrued expenses	$517,859	$482,982

Note K -          Bank Borrowings

          Bank borrowings represent the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Secured	$14,511,114	$16,026,717
Less: Current portion	14,511,114	16,026,717

Non-current portion	$—	$—

These loans were from two banks, Bank of China and CITIC Bank, to finance general working capital as well as new equipment acquisition. Corporate or personal guarantees are provided for those bank loans as follows:

$8.69M	Guaranteed by Ruili Group Co., Ltd., a related party;
$2.45M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;
$3.37M	Guaranteed by Shenghuabo Group Co., Ltd., a non-related party.

The Company does not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 4.964% and 6.003% per annum.

Note L -          Income Taxes

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Joint Venture is exempted from income taxes in the PRC for the fiscal years ended December 31, 2005 and 2004.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the statutory income tax rate of 26.4%, for the following three years ended December 31, 2006, 2007, and 2008.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the first quarter ended March 31, 2006 is as follows:

Statutory tax rate	26.4%
Tax holidays and concessions	-13.2%

Effective tax rate	13.2%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

Note M -          Leases

The Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for a ten year term ending in February 2014.  Rent expense for the first quarter ended March 31, 2006 and 2005, was $109,752 and $109,752 respectively.

Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter

$439,540	$439,540	$439,540	$439,540	$439,540	$1,321,620

Note N -          Advertising Costs

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $3,819 and $4,275 for the first quarter ended March 31, 2006 and 2005, respectively.

Note O -          Research and Development Expenses

Research and development costs are expensed as incurred and were $63,196 and $24,788 for the first quarter ended March 31, 2006 and 2005, respectively.

Note P -          Warranty Claims

Warranty claims were $228,335 and $101,533 for the first quarter ended March 31, 2006 and 2005, respectively. The movement of accrued warranty expenses or the first quarter ended March 31, 2006 is as follows:

Beginning balance at January 01, 2006	$179,932
Accrued during the first quarter of 2006:	$176,005
Less: Actual Paid during the first quarter of 2006:	$127,602

Ending balance at March 31, 2006:	$228,335

Note Q -          Stock Compensation Plan

The Company established a stock compensation plan in October 2005 for the purpose of enhancing its ability to attract, retain and provide incentives to directors, officers, employees and independent contractors who are crucial to the future growth and success of the Company.  1,700,000 common shares are reserved under the plan.

On March 1, 2006, the Board of the Company had approved a total of 60,000 options to be issued to the four members of the Board of Directors as retention options. The term of options granted is three years. Total deferred stock-based compensation expenses related to stock options granted within the first quarter ended March 31, 2006 amounted to $178,904. This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $4,970 for the three months ended March 31, 2006.

Note R -          Commitments and Contingencies

During the first quarter ended March 31, 2006, the Company has contracted with WenZhou Great Wall Structural Foundation Engineering Company, ZheJiang BaoDing Structural Steelwork Engineering Co., Ltd .and ShangHai YueHai Architectural Design Co., Ltd for the construction of a temporary plant, amounting to $180,052.  During the first quarter ended March 31, 2006, the Company had paid $88,276, and has an obligation with the remaining $91,776 scheduled the date of completion.

Note S -          Subsequent Event

On April 18, 2006, the company was approved to list its common shares on the NASDAQ Capital Market and commence trading its shares on NASDAQ under the symbol NASDAQ: SORL.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

          The transactions were accounted for as a reverse spin-off in accordance with EITF 02-11 “Accounting for Spin-offs.”  Accordingly, SORL Auto Parts, Inc. was deemed to be the “spinnor” for accounting purposes.

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

          On a going forward basis, we are taking the following steps to improve our operating results:  We are restructuring our customer base to phase out those accounts which frequently fail to make prompt payments.  We are placing more effort on receivables collection.  We are continuing to develop higher profit margin new products.  We are adopting steps for further cost saving such as improving material utilization rates.

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

          Under a Tax Holiday in PRC, the Joint Venture was granted an exemption from income taxes for two years commencing from the first cumulative profit-making year and a 50% reduction in the income tax rates for the following three years.  Fiscal year ended December 31, 2004 was the first accumulative profit-making year.  The Joint Venture is entitled to a 50% income tax reduction in the fiscal years ended December 31, 2006, 2007 and 2008. The statutory income tax rate is 26.4% in Ruian City which is located in the coastal economic development zones, the Joint Venture was subject to a tax rate of 13.2% from the years of 2006 to 2008.

Revenue Recognition

          In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.  Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts.

          The Company does not receive revenue for shipping and handling costs to customers.  Shipping and handling expenses incurred by the Company are included in selling expenses in the accompanying consolidated statements of income.

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

Results of Operations

          Three months ended March 31, 2006 as compared to three Months ended March 31, 2005:

SALES

Sales	Three Months end 2006		Three Months end 2005

Air brake valves & related components	$13.6M	70.1%	$11.1M	76.6%
Non-valve products	$5.8M	29.9%	$3.4M	23.4%

Total	$19.4M	100.0%	$14.5M	100.0%

          Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruian Group.

          Net sales were $19,419,584 and $14,515,866 for the first quarter ended March 31, 2006 and 2005, respectively. Net sales for the three months ended 2006 increased by $4.9 million or 33.8% to $19.4 million, compared with the same period of 2005, despite a decrease in the production of heavy duty trucks in China.  The increase in sales was mainly from the aftermarket both internationally and within China.  This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

          A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the first quarter of 2006 and 2005 is as follows:

	Three Months ended March 31, 2006		Three Months ended March 31, 2005

(U.S. Dollars in millions)
China OEM market	$5.8	30.0%	$6.6	46.0%
China Aftermarket	$7.5	39.0%	$3.7	25.0%
International market	$6.1	31.0%	$4.2	29.0%

Total	$19.4	100.0%	$14.5	100.0%

          Because of the Chinese Government’s macroeconomic regulation policy, the Chinese heavy duty truck market has been sluggish since 2005.  This caused a decrease of the sales for the OEM market by $0.8 million or 12.1% for the first quarter of 2006, as compared to the same period of 2005.  However, the Company’s sales to the OEM market in the first quarter of 2006 were higher than that in the fourth quarter of 2005, which had sales of $4.3 million.  The Company’s strategy is to introduce more innovative products to meet the OEM customers’ needs, and to grant extended credit terms to a selected number of OEM customers, such as FAW and Dongfeng Group, on a temporary basis, so as to maintain and further penetrate this important market segment.

          Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors.  Based on the well established and continuously improving sales networks, SORL achieved total revenue of $7.5 million in domestic aftermarket sales for the first quarter ended March 31, 2006, an increase of $3.8 million, or 102.7% as compared to the same period of last year.

          Export sales grew by $1.9 million or approximately 45.2% for the three months ended March 31, 2006, as compared to $4.2 million for the same period of 2005.  The increase in sales was attributable to the introduction of new products and greater focus on participation in international trade shows leading to increased awareness of the Company’s products.  Additionally, the Company has been able to offer a much wider product line including non-valve products which are outsourced from the Ruili Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.

COST OF SALES

          Cost of sales for the first quarter ended March 31, 2006 increased to $15 million from $ 11.3 million for the same period of 2005, a $3.7 million or 33 % increase which was consistent with the increase in revenues.  Gross margin increased by approximately 0.46% from 22.2% in 2005 to 22.64%.

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchase are aluminum and steel.  For the three months ended March 31, 2006, the market price of aluminum and steel continued to increase.  Although we maintain a relatively low inventory of raw material and purchase it on favorable terms to decrease our production cost, the average goods cost per unit for the first quarter ended March 31,2006 increased $ 0.79 or 9.4% , as compared to the comparable quarter last year.

GROSS PROFIT

          For the first quarter ended March 31, 2006, gross profit was $4,395,758, as compared to $3,219,692 for the first quarter ended March 31, 2005, an increase of $1,176,066 or 36.5%.  Gross margin was 22.64% for the first quarter ended March 31, 2006, an increase of 0.46% from 22.2% for the same period of 2005.

          The approximately 3.2% appreciation of RMB against the U.S. dollar (USD) had a slight negative impact on gross margin.  About 31% of total revenue for the three months ended March 31,2006 was denominated in USD, while nearly all costs were denominated in RMB.  However, the impact from the appreciation of the RMD was relatively minimal (approximately 0.77% on Gross Margin).  However, the rising price of materials had an adverse impact on gross margin, since some of the increases cannot be passed on to our customers.  This negatively impacted our gross margin by 4.2% in 2006, or approximately $0.34 million.

          This negative impact on Gross Margin was largely offset by economies of scale, shift of sales mix and consistent efforts in production technique optimization.  In 2006, we shifted the product mix and introduced valve products with a higher profit margin.  The average selling price of valve products per unit increased $1.3 or 11%, as compared to the first quarter of last year.  The price increase contributed $1.25 million to gross profit and impacted gross margin by approximately 6.4%.  Furthermore, we took some other steps to mitigate the adverse impact from the increase in raw material cost.  For example, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing hourly output.  Meanwhile, in the process of removing impurities from liquid aluminum, historically we have used the high-temperature method.  The adoption of a new technique of using a low-temperature method helped save power consumption.

SELLING EXPENSES

          Selling expenses were $868,016 for the three months ended March 31 2006, as compared to $927,089 for the same period of 2005, a decrease of $59,073 or 6.4%. The decrease in 2006 was mainly due to the net effect of the following factors:

          (1)     Decreased transportation expenses. The Company recorded $220,822 of transportation expenses for the three months ended March 31, 2006, as compared to $362,953 for the same period of 2005, a decrease of $142,131 or 39.2%, as a result of the increase in international sales which are generally made on an FOB basis.

          (2)     Increased product warranty expenses. The Company recorded $176,005 of product warranty expenses for the three months ended March 31, 2006, as compared to $101,533 for the same period of 2005, an increase of $74,472 or 73.3%, because virtually all vehicle manufacturers required automotive parts suppliers to pay a “3-R Warranties” service charge (for repair, replacement and refund) in an amount equal to one percent of the total amount of parts supplied. The Company accrues the costs of unsettled product warranty claims based on the historical claims made in previous years.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $1,096,962 for the three months ended March 31, 2006, as compared to $ 554,254 for the same period of 2005, an increase of $542,708 or 97.9%. The major increase came from an increase in professional fees of $300,070 and bad debt expenses of $156,875.  The professional fees included audit and legal fees associated with SEC filings, directors fees and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity.  The remaining general and administrative expenses as a percentage of sales decreased as compared to the same period of 2005 since most of these expenses are fixed in nature.

RESEARCH AND DEVELOPMENT EXPENSE

          Research and development expense was $63,196 in the first quarter of 2006, as compared to $24,788 for the same period of 2005, an increase of $38,408 or 155%, as a result of the Company’s establishment of a team to develop new innovative products.  This increase was primarily due to higher personnel-related costs resulting from an increase in employee headcount in our project team as we strengthened our internal development efforts.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $264,994 for the first quarter ended March 31, 2006, compared with that of $192,004 for the same period of 2005, an increase of $72,990 or 38%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

          Financial expense for the first quarter ended March 31, 2006 increased by $205,095 to $265,547 from $60,452 for the same period of 2005.  Financial expense consists mainly of interest expense. The increase in interest expense was due to the higher outstanding debt balance during the year, reaching $14.5 million as of March 31, 2006, an increase of $7.3 million from $7.2 million at the end of March 31, 2005.  The funds were used for working capital purposes, as well as new equipment purchases, to support the anticipated increase in revenues in the second quarter of fiscal 2006.

          Interest rates ranged between 4.964% and 6.003% per annum.

INCOME TAX

          There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% commencing the three years ended December 31, 2006, 2007, and 2008. Income taxes expense of $293,608 was recorded for the first quarter of 2006.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to US$178,195 and US$166,875 for the first quarter ended March 31, 2006 and 2005, respectively.

FINANCIAL CONDITION

          Liquidity and Capital Resources

          OPERATING - The Company’s operations generated cash of $2,621,180 for the first quarter ended March 31, 2006, as compared to a negative operating cash flow of $1,613,792 for the same period of 2005, primarily as a result of the following:

          1.          For the first quarter ended March 31, 2006, net income was $1,603,755 as compared to $1,501,870 for the same period of 2005, an increase of $101,885. The increase was primarily as a result of the increase in sales.

          2.          For the first quarter ended March 31, 2006, account receivables increased by $3,490,237 primarily due to temporary extension of credit terms to selected OEM customers which are state-owned and the largest automobile manufacturers in China. Management believes that the risk of uncollectibility for such receivables is low. Management further believes this situation will be mitigated gradually through the Company’s strategic move of its sales focus from the domestic OEM market to international markets, thereby providing the Company with the ability to restructure its OEM customer base by gradually phasing out customers with lower return and higher credit risks. Receivables with aging over one year due from domestic aftermarket customers for the first quarter ended March 31, 2006, however, decreased by $968,784.

          3.          For the first quarter ended by March 31, 2006, inventory decreased by $ 1,377,810.  The Company maintains a low level of inventory to reduce working capital requirements.  Because of the strong demand for its products, the Company maintains less than one week of finished goods inventory.  A low level of raw materials for approximately four to five days of production requirements are maintained.  Raw materials are readily available, given our access to different suppliers and efficient and timely delivery available.  The majority of the WIP balances are incurred during later steps in manufacturing.  The Company effectively adopts a “pull” system in its production.

          4.          Because of the rise and volatility of raw material prices, the Company maintains relatively low levels of raw materials, so purchasing frequency is higher than before.  For the first quarter ended March 31, 2006, account payables increased by $1,863,146, or 53.4%, compared to December 31, 2005, mainly due to bulk purchasing occurring near the end of the accounting period, but all within the payment cycle approved by the supplier.  Prepayments as of March 31, 2006 primarily represented advance payments for raw materials and equipment purchases. Prepayments as of March 31, 2006 decreased by 26.6% to $1.32 million from $1.80 million as of December 31, 2005.

          At March 31, 2006, the Company had cash and cash equivalents of $1,153,781, as compared to cash and cash equivalents of $961,131 at December 31, 2005.  The Company had working capital of $ 12,378,597 at March 31, 2006, as compared to working capital of $10,571,086 at December 31, 2005, reflecting current ratios of 1.55:1 and 1.49:1, respectively.

          INVESTING - During the first quarter ended March 31, 2006, the Company expended net cash of $ 1,039,632 in investing activities, including $370,816 for acquisition of property and equipment to support the growth of business, and $ 668,816 in the issuance of notes receivable.  For the first quarter ended March 31, 2005, the Company utilized $921,475 in investing activities.

          FINANCING –During the first quarter ended March 31, 2006, the Company received aggregate advances under its credit facilities of $5,737,807, and the Company repaid $7,359,361 on its outstanding debt.

          Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments, the Company also placed more emphasis receivable collection.  During the quarter, the Company continue to develop high profit margin new products, as well as adopting steps for further cost saving such as improving material utilization rate.

          While we believe that funds generated from operations and our bank revolving lines of credit will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future, we continue our efforts to raise capital to finance further expansion of production, build our international sales networks in new markets, strengthen our R&D workforce, and supplement our working capital.

          The Company has commitments under contracts for the construction of a temporary plant, amounting to $91,776 at March 31, 2006.

STOCK—BASED COMPENSATION

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The term of the options is three years. Total deferred stock-based compensation expenses related to stock options granted within the first quarter ended March 31, 2006 amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $4,970 for the three months ended March 31, 2006.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

          The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

          With respect to foreign currency exchange rates, the approximately 3.2% appreciation or fluctuation of the RMB against the USD did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD.  This is because of the relatively small change and our ability to absorb such effect through cost saving approaches.  It is believed that further RMB appreciation against USD, if any, would be on a gradual basis with relatively small adjustments, so as to avoid a drastic impact on the Chinese economy as a whole.

          As the Company’s debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any material risk from an increase in market interest rates.  However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

Item 4.     Controls And Procedures

          (a)          Evaluation of Disclosure Controls and Procedures.

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

          (b)          Changes in Internal Controls.

          During the period covered by the Quarterly Report on Form 10-Q, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

	3.1	Articles of Incorporation (1)

	3.2	Bylaws (1)

	10.1	Share Exchange Agreement and Plan of Reorganization (2)

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

	31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended. (3)

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer