Form 10KSB/A
period 2004-12-31
SORL Auto Parts Inc
filed 2006-06-22
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB/A
 Amendment No. 2

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)	Yes ☐	No ☒

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

Reason For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

•          Disclosure has been added to the Management Discussion and Analysis to disclose the expected impact on future cash flows as a result of extending longer credit terms to selected customers

•          Disclosure under Item 8A, Controls and Procedures, to include the entire definition under Exchange Act Rule 13a-15(e) and 15d-15(e).

•          The independent auditors’ consents have been revised to consent to the inclusion of the auditors’ reports rather than the inclusion of the financial statement.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL PLAN OF OPERATION.

ITEM 7.	FINANCIAL STATEMENTS.

ITEM 8A.	CONTROLS AND PROCEDURES.

PART III

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K.

SIGNATURES

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

          CORPORATE GOVERNANCE

          In July 2004, the Registrant changed its name from The Enchanted Village, Inc. to SORL Auto Parts, Inc. and subsidiaries The Registrant also effected a one (1) for fifteen (15) reverse stock split and the Fairford Sellers converted their shares of Series A Convertible Preferred Stock into shares of common stock.

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

          The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB/A.

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

F-1

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SORL Auto Parts, Inc. and subsidiaries
Ruian City, Zhejiang
Province People’s Republic of China

          We have audited the accompanying consolidated balance sheet of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

          As more fully described in note 12, the Company has restated the consolidated financial statements to retroactively reflect 12,953,720 of additional common share issued in connection with the share exchange with The Enchanged Village, Inc.

/s/ Rotenberg and Co. LLP

ROTENBERG AND COMPANY, LLP

Rochester, New York
March 16, 2005, except for notes 12 as to which the date is
February 28, 2006

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

CONSOLIDATED STATEMENTS OF INCOME

December 31,	2004	2003 (Rounded)

SALES	$46,815,037	$33,121,000
Cost of Sales	35,904,232	26,263,000

GROSS PROFIT	10,910,805	6,858,000
Selling and Distribution Expenses	2,737,652	1,610,000
General and Administrative Expenses	2,489,604	1,547,000
Finance Costs	287,433	292,000

INCOME FROM OPERATIONS	5,396,116	3,409,000
Other Income	—	435,000
Other Expenses	55,067	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,341,049	3,844,000
Income Taxes – Current	—	546,000

INCOME FROM CONTINUING OPERATIONS	5,341,049	3,298,000
Loss from Discontinued Operations	—	2,148,000

NET INCOME BEFORE MINORITY INTEREST	5,341,049	1,150,000
Minority Interest	(534,105)	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$4,806,944	$1,150,000

NET INCOME PER SHARE FROM CONTINUING OPERATIONS
BASIC	$0.37	$0.25

DILUTED	$0.37	$0.25

NET INCOME PER SHARE FROM DISCONTINUING OPERATIONS
BASIC	—	$(0.17)

DILUTED	—	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	13,165,241	12,953,720

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	13,165,241	12,953,720

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

          The financial statements for the year ended December 31, 2003 have been restated to present the financial position, results of operations and cash flows for the transferred business to provide comparative financial information to that of fiscal 2004.  The financial statements have been restated to remove the assets, liabilities and results of operations related to “non-transferred business” as described in the preceding paragraphs titled “REORGANIZATION”.  The assets, liabilities and results of operations of the “non-transferred business” have been presented as discontinued operations in the accompanying financial statements. These transactions have been accounted for as a reverse spin-off in according with EITF 02-11, Accounting for Reverse Spinoffs Followed by a Recapitalization.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ACCOUNTING METHOD – The Company uses the accrual method of accounting for financial statement and tax return purposes.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation.

          USE OF ESTIMATES – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

          Fair value of financial instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

          RELATED PARTY TRANSACTIONS – A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

          FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT – The Company is exposed to the following risk factors:

          (i)          Credit risks – The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history.  The Company had one customer that accounted for more than 10% of its revenues representing approximately 16% of its total revenues for 2004.  The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

          (ii)          Liquidity risks – Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

          (iii)          Interest rate risk – The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5% per annum.  The Company’s income and cash flows are substantially independent of changes in market interest rates.  The Company has no significant interest-bearing assets.  The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

          CASH AND CASH EQUIVALENTS – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

          INVENTORIES – Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis.  Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition.  Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

          PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.  The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to ten years.  Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance.  Routine repairs and maintenance are expensed when incurred.  Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

          IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, such as property, plant and equipment and other non-current assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

          INTANGIBLE ASSETS – Intangible assets represent technology know-how.  Intangible assets are measured initially at cost.  Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably.  After initial recognition, intangible assets are measured at cost less any impairment losses.  Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.  The gross carrying amount of the intangible assets was approximately $43,174, accumulated amortization at December 31, 2004 was $4,454 (2003:  $-0-), and amortization expense for the periods presented was $4,454 and $-0-, respectively.  Future amortization expense is as follows:

2005	2006	2007	2008	2009

$ 7,120	$ 5,076	$ 3,617	$ 3,617	$ 3,617

          TRADE RECEIVABLES AND ALLOWANCE FOR BAD DEBTS – The Company presents trade, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility.  Trade receivables generated from credit sales have general credit terms of 45 to 60days.  The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base.  The Company reviews a customer’s credit history before extending credit.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          REVENUE RECOGNITION – Revenues from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer.  Revenues consist of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts.  The Company is subject to the following surtaxes, which are recorded as deductions from gross sales:  Education Supplementary Tax (levied at 4% of net VAT payable).  The Company nets sales returns from gross revenue, i.e. the revenue shown in the income statement is the net sales.  Goods are generally only returnable if the product is defective.

SORL AUTO PARTS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS THE ENCHANTED VILLAGE, INC.)
RUIAN CITY, ZHEJIANG PROVINCE,
PEOPLE’S REPUBLIC OF CHINA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

          SHIPPING AND HANDLING FEES – Shipping and handling fees are classified as selling expenses and amounted to approximately $638,041 and $470,373 for the years ended December 31, 2004 and 2003, respectively.

          RESEARCH AND DEVELOPMENT EXPENSES – Research and development costs are classified as general and administrative expenses and are expensed as incurred.  They amounted to approximately $79,962 and $55,784 for the years ended December 31, 2004 and 2003, respectively.

          ADVERTISING COSTS – Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs amounted to approximately $1,661 and $8,069 for the years ended December 31, 2004 and 2003, respectively.

          WARRANTY CLAIMS – The Company offers product warranties for certain products.  The specific terms and conditions of such warranties vary depending on the product or customer contract requirements.  Warranty claims amounted to approximately $205,314 and $112,063 for the years ended December 31, 2004 and 2003, respectively.  The Company does not accrue the costs of unsettled product warranty claims because, historically, the amounts have been immaterial to total revenues.

          IPO COSTS – IPO Costs are classified as general and administrative expenses and are a non-recurring expense.  IPO costs amounted to $745,459 and $-0- for the years ended December 31, 2004 and 2003, respectively.

          INCOME TAXES – The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS” No. 109), “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

          FOREIGN CURRENCY TRANSLATION – The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Renminbi (“RMB”).  Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions.  Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date.  Non-monetary assets and liabilities in other currencies are translated at historical rates.  Exchanges differences are recognized in the income statement in the period in which they arise.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive products and packaging material from the Ruili Group Co., Ltd.,and Ruian Ruili Haizhiguan Auto Part Co., which are the minority shareholders of SORL.

The  following  related  party  transactions  occurred  during  the years  ended
December 31, 2004 and 2003:

December	2004	2003

PURCHASES
Ruili Group Co., Ltd.	$6,566,232	—
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	555,927	—

Total Purchase of non-valve auto parts	$7,122,159	—

December 31,	2004	2003

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$2,239,054	—
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	11,862	—
Xiaofeng, Zhang – Board of Director	265,701

Total Related Parties Included in Accounts Payable	$2,516,617	—

NOTE 3 – TRADE RECEIVABLES

The Company’s trade receivables at December 31, 2004 and 2003 are summarized as follows:

December 31,	2004	2003 (Rounded)

Trade Receivables	$12,664,289	$3,157,000
Less: Allowance for Doubtful Accounts	68,384	—

Trade Receivables, Net of Provision	$12,595,905	$3,157,000

The change in the allowance for doubtful  accounts at December 31, 2004 and 2003 are summarized as follows:

December 31,	2004	2003

Balance – Beginning of Year	$—	$—
Add: Current Year Provision	68,384	—
Less: Accounts Written Off	—	—

Balance – End of Year	$68,384	$—

NOTE 4 – INVENTORIES

Inventories consisted of the following:

December 31,	2004	2003 (Rounded)

Raw Materials	$222,800	$503,000
Work in Process	966,170	607,000
Finished Goods	686,330	727,000

Total Inventories	$1,875,300	$1,837,000

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

December 31,	2004	2003 (Rounded)

Raw Material Suppliers	$1,372,000	$2,062,000
Equipment Purchase	32,710	—

Total Prepayments	$1,404,710	$2,062,000

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

December 31,	2004	2003 (Rounded)

Machinery	$6,361,447	$5,864,000
Mould	1,015,016	1,012,000
Office Equipment	42,755	—
Vehicle	98,578	51,000
	$7,517,796	$6,927,000
Less: Accumulated Depreciation	2,165,142	1,630,000

Net Property and Equipment	$5,352,654	$5,297,000

Depreciation expense charged to operations was $535,620 and $1,798,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

December 31,	2004	2003

Accrued Payroll	$206,595	$—
Accrued Rent	365,842	—
Accrued Legal	43,524	—
Other Accrued Expenses	9,809	—

Total Accrued Expenses	$625,769	$—

NOTE 8 – BANK BORROWINGS

Bank borrowings represent the following at December 31:

December 31,	2004	2003 (Rounded)

Secured	$—	$—
Unsecured	4,830,918	5,799,000

	$4,830,918	4,591,000
Less Current Portion	4,830,918	4,591,000

Non-Current Portion	$—	$1,208,000

The loans were borrowed from the banks and are guaranteed by Ruili Group Corporation China, a related party.  These bank borrowings were from the local banks or financial  institutions and were for financing general working capital Interest was charged at approximately 5% per annum

NOTE 9 – OTHER TAXES

Other taxes consisted of the following:

December 31,	2004	2003

VAT Receivable	$430,283	$—
Individual Income Tax Payable	(3,311)	—
Education Surtax Payable	(1,332)	—
Property Tax Payable	(22,829)	—

Sales Tax Payable	(9,511)	—

Total Other Taxes	$393,300	$—

NOTE 10 – INCOME TAXES

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

(ii) Non-taxable income represented a government grant for the Company’s investment in research and development of new products

          No provision for deferred tax liabilities has been made, as the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE 11 – LEASES

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

NOTE 12 – RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Additionally, Earnings Per Share has been represented to separate the Earnings Per Share between continuing operations and discontinuing operations.

          The following table presents the effects of the aforementioned amendments to the basic and fully diluted earnings per share.

	2004

	As represented	As previously reported

Weighted Average Common Shares Outstanding – Basic and Diluted	13,165,241	13,165,241
Net Income Per Share from Continuing Operations – Basic and Diluted	$0.37	$—
Net Income Per Share from Discontinuing Operations – Basic and Diluted	$—	$—
Earnings Per Share – Basic and Diluted	$—	$0.37

	2003

	As represented	As previously reported

Weighted Average Common Shares Outstanding – Basic and Diluted	12,953,720	12,953,720
Net Income Per Share from Continuing Operations – Basic and Diluted	$0.25	$—
Net Income Per Share from Discontinuing Operations – Basic and Diluted	$(0.17)	$—
Earnings Per Share – Basic and Diluted	$—	$0.09

ITEM 8A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures.  We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)     REPORTS ON FORM 8-K

          There were no Reports filed on Form 8-K during the fourth quarter of 2004.

(B)     EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement and Plan of Reorganization (2)
23.1	Consent of Rotenberg & Co., LLP
23.2	Consent of Clancy & Co., PLLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.
(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.
(3)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of June, 2006.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES	TITLE	DATE

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman	June 15, 2006

Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	June 15, 2006

Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	June 15, 2006

Zong Yun Zhou

/s/Guang Kang Chang	Director	June 15, 2006

Guang Kang Chang