Form 10-Q/A
period 2005-03-31
SORL Auto Parts Inc
filed 2006-06-22
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 2

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Exact name of issuer as specified in its charter)

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes	☒ No

As of May 11, 2005 there were 13,285,867 shares of Common Stock outstanding

Reason For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

•          The table of contents has been revised to caption all items required under Form 10-Q. Where items are inapplicable to the Company it is so stated. The body of the document has been similarly revised.

i

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements

          The information required by this Item 1 is set forth at the end hereof.

Item 2.          Management’s Discussion And Analysis  of Financial Condition and Results of Operations.

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

          The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q/A.

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

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the quarter ended March 31, 2005 was $1.5M or 10.2% of sales compared to $1.2M or 13.2% of sales for the quarter  ended March 31, 2004.  The increase in selling, general and administrative expenses was primarily attributable to increases in legal and accounting costs in connection with our corporate reorganization and initial public filings.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable

Item 4.          Controls and Procedures

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable

Item 3.	Defaults upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.	Other information
Not Applicable

Item 6.	Exhibits.

(a)	Exhibits:

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 15, 2006	SORL AUTO PARTS, INC.

	By:	/s/Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer

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

BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

          The financial statements for the periods ended March 31, 2005 and 2004 have been prepared to present the financial position, results of operations and cash flows of the continuing business of SORL Auto Parts, Inc.  The financial statements reflect the accounts of the “transferred business” (as described in the preceding paragraphs titled “REORGANIZATION”), from the Ruili Group to the Joint Venture.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for fiscal years beginning after June 15, 2005.    As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended December 31, 2006.  Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The following related party transactions occurred for the quarter ended March 31, 2005: the company purchased $2.6M finished products and $0.6M packaging materials from Ruili Group; sold $1.4M products to Ruili Group. There was no any related party transaction for the quarter ended on March 31, 2004.

NOTE 3 - TRADE RECEIVABLES

The changes in the allowance for doubtful accounts at March 31, 2005 are summarized as follows:

Beginning balance	68,384
Add: provision for current quarter	—
Less: Accounts written off	—
Ending balance	68,384

The company has general credit terms of 6 months.  As of March 31, 2005, the collections of trade receivables have been 90 days.  Hence, no additional allowance is provided for the 3 months then ended.

The company’s trade receivables are summarized as follows:

Trade Receivables	17,279,880
Less: Allowance for doubtful accounts	(68,384)
Trade Receivables, Net of Provision	17,211,496

NOTE 4 – INVENTORIES

On March 31, 2005, inventories consist of the following:

Raw Material	578,643
Work in process	731,398
Finished Goods	454,399
Total Inventory	1,764,440

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

On March 31, 2005, Property, plant and equipment consisted of the following:

Machinery	6,970,380
Mould	643,242
Office equipment	68,305
Vehicle
Less: Accumulated depreciation	(2,355,367)
Fixed Assets, net	5,449,132

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

Future minimum rental payments as of each fiscal year end are as follows:

2005	2006	2007	2008	2009	Thereafter

$439,009	$439,009	$439,009	$439,009	$439,009	$1,829,204

for a total of $ 4,024,249.