Form 10-Q/A
period 2005-06-30
SORL Auto Parts Inc
filed 2006-06-22
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_____________to____________

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

•          The table of contents have been revised to caption all items required under Form 10-Q. Where items are inapplicable to the Company it is so stated. The body of the document has been similarly revised.

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

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
For The Second Quarter Ended on June 30, 2005 and 2004

		2005 Q2	2005 YTD		2004 Q2	2004 YTD

Sales	US$	14,924,151	29,440,016	US$	11,340,173	20,409,618
Cost of Sales		11,561,779	22,857,952		8,686,430	15,525,677

Gross Profit		3,362,372	6,582,064		2,653,743	4,883,941
Expenses:
Selling and Distribution Expenses		954,666	1,881,755		387,736	1,012,874
General and Administrative Expenses		652,039	1,206,293		839,266	1,408,171
		0	0		0	0

Total Expenses		1,606,705	3,088,048		1,227,002	2,421,045
Operating Income		1,755,667	3,494,016		1,426,741	2,462,896
Financial Expenses		(126,348)	(186,800)		(76,267)	(156,175)
Other Income		0	0		0	0
Non-Operating Expenses		(66,473)	(75,626)		(36,187)	(36,187)

Income (Loss) Before Provision for Income Taxes		1,562,846	3,231,590		1,314,287	2,270,534
Provision for Income Taxes		0	0		0	0

Net Income Before Minority Interest	US$	1,562,846	3,231,590	US$	1,314,287	2,270,534

Minority Interest		156,285	323,159		131,428	227,053

Net Income Attributable to Shareholders		1,406,561	2,908,431		1,182,859	2,043,481

Weighted average common share - Basic		13,287,055	13,287,055		13,282,253	13,282,253
Weighted average common share - Diluted		13,287,055	13,287,055		13,282,253	13,282,253
EPS - Basic		0.11	0.22		0.09	0.15
EPS - Diluted		0.11	0.22		0.09	0.15

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

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

3.	TRADE RECEIVABLES

           The change in the allowance for doubtful accounts at June 30, 2005 and 2004 are summarized as follows:

	2005	2004

Beginning balance	68,384	—
Add: provision for current quarter	14,949	—
Less: Accounts written off	—	—

Ending balance	83,333	—

           The company’s trade receivables are summarized as follows:

	2005	2004

Trade Receivables	19,072,167	12,505,509
Less: Allowance for doubtful accounts	(83,333)	—

Trade Receivables, Net of Provision	18,988,834	12,505,509

4.	INVENTORIES

           On June 30, 2005 and 2004, inventories consist of the following:

	2005	2004

Raw Material	950,644	162,161
Work in process	664,948	601,805
Finished Goods	988,803	1,018,488

Total Inventory	2,604,395	1,782,454

5.	PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consisted of the following, on June 30, 2005 and 2004:

	2005	2004

Machinery	7,331,785	5,964,618
Mould	1,017,914	1,015,016
Office equipment	96,894	—
Vehicle	143,430	—
Less: Accumulated depreciation	(2,554,240)	(1,803,470)

Fixed Assets, net	6,035,783	5,176,164

           Depreciation expense charged to operations was $389,098 and $173,948 for the two quarters ended June 30, 2005 and 2004, respectively.

6.	BANK BORROWINGS

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

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable

Item 3.	Defaults upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.	Other information
Not Applicable

Item. 6	Exhibits.

(a)	Exhibits:

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 15, 2006	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer