Form 10-Q/A
period 2005-09-30
SORL Auto Parts Inc
filed 2006-06-22
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 2

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2005 and the results of its operations and cash flows, for the nine months ended September 30, 2005 and 2004 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

TRADE RECEIVABLES AND ALLOWANCE FOR BAD DEBTS - The Company presents trade receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. Trade receivables generated from credit sales have general credit terms of 45 to 60 days.  The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

ACCOUNT DETAILS

1 - RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. They amounted to approximately $176,652 for the three quarters ended September 30, 2005.

2 - RELATED PARTY TRANSACTIONS

The following related party transactions occurred for the three quarters ended September 30, 2005: the company purchased $11.5M finished products and $0.3M packaging materials from Ruili Group; sold $3.3M products to Ruili Group for the three quarters ended September 30, 2005.

3 - TRADE RECEIVABLES

The changes in the allowance for doubtful accounts at September 30, 2005 are summarized as follows:

2005

Beginning balance	68,384
Add: provision for the three quarters	52,273
Less: Accounts written off	—
Ending balance	120,657

The company’s trade receivables are summarized as follows:

2005

Trade Receivables	22,985,461
Less: Allowance for doubtful accounts	(120,657)
Trade Receivables, Net of Provisions	22,864,804

4 – INVENTORIES

On September 30, 2005, inventories consist of the following:

2005

Raw Material	893,410
Work in process	668,325
Finished Goods	1,158,588
Total Inventory	2,720,323

5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2005:

2005

Machinery	8,152,007
Mould	1,051,363
Office equipment	125,122
Vehicle	164,378
Less: Accumulated depreciation	(2,788,265)
Fixed Assets, net	6,704,605

6 - BANK BORROWINGS

The loans were borrowed from the banks and are guaranteed by Ruili Group Corporation, China, a related party. These bank borrowings were from the local banks or financial institutions and were for the financing of general working capital. Interest was charged at approximately 5% per annum.

7 - INCOME TAXES

The Company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Company is exempted from income taxes in the PRC for the three quarters ended September 30, 2005 and 2004. Thereafter, the Company is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the following three years ending in 2008.

8 - OTHER TAXES

Other taxes consisted of the following, on September 30, 2005:

2005

VAT payable	(12,667)
Individual income tax	3
Education surtax	—
Property tax	23,307
Sales tax	9,711
Total	20,354

9 - LEASES

The Company has a lease agreement with the Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant. The lease is for an eleven year term ending in February 2014. Rent expense for the three quarters ended September 30, 2005 was $329,932.

Future minimum rental payments as of each fiscal year end are as follows:

2005	2006	2007	2008	2009	Thereafter

$ 109,977	$ 439,009	$ 439,009	$ 439,009	$ 439,009	$ 1,829,204

in total of $ 3,698,817.

10 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs accounted to approximately $18,542 for the three quarters ended September 30, 2005.

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

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the quarter ended September 30, 2005 was $1.6M or 11% of total net sales compared to $1.2M or 11% of total net sales for the quarter ended September 30, 2004.  The increase of the expenses was in line with the growth of the business.

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