Form 10-K/A
period 2005-12-31
SORL Auto Parts Inc
filed 2006-06-22
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act

Yes ☐	No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most fiscal year December 31, 2005:  $64.0 Million

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.  As of June 30, 2005, the value was $12,530,000.

State the number of shares outstanding of each of the issuer’s classes of common equity:  13,346,555 as of March 8, 2006.

Reason For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

•          Disclosure has been added under Item 6, Consolidated Financial Data, to explain the basis of presentation and factors affecting the comparability of periods.

•          Disclosure has been added under item 6, Selected Unaudited Quarterly Results of Operations to include Gross Profit for all periods presented.

•          Disclosure has been added under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to include a table of contractual obligations.

•          The independent auditors’ report on the years ended December 31, 2005 and 2004 has been revised to correct the date.

•          The independent auditors’ report on the year ended December 31, 2003 has been added to the filing.

•          Disclosure has been added to the footnotes to the consolidated financial statements under Accounts Receivable and Allowance for Bad Debts to disclose that the Company may offer credit terms of 1 year or more and to quantify the dollar amount of accounts receivable associated with those credit terms.

•          Disclosure has been added to footnotes to the consolidated financial statements under note 2 Summary of Significant Accounting Principles to disclose the basis of presentation used in the preparation of the financial statements for the years ended December 31, 2003.

•          Disclosure has been added to the footnotes to the consolidated financial statements under Accounts Receivable and Allowance for Bad Debts to disclose that the Company’s policy with respect to the extension of credit terms for each year included in the financial statements.

•          Disclosure has bee added to the Management Discussion and Analysis to disclose the expected impact on future cash flows as a result of extending longer credit terms to selected customers and to further describe the sources available to us in the event that receivables become uncollectible.

•          Disclosure has been added to the consolidated financial statements under note 2 Summary of Significant Accounting Principles to disclose the amounts of shipping and handling costs for each period presented.

•          Disclosure has been added to the consolidated financial statements under note 16 Stock Compensation Plan to correct the date of adoption to January 1, 2006.

•          Disclosure under Item 9A, Controls and Procedures, to include the entire definition under Exchange Act Rule 13a-15(e) and 15d-15(e).

•          Independent auditors’ consents have been added for all periods.

-i-

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

          The Company is located in Ruian City, Wenzhou, Zhejiang Province, People’s Republic of China.  Wenzhou is a southeast coastal city and is a center of automotive parts manufacturing in China.  The Company’s main products include spring brake chambers, clutch servos, air dryers, and main valve and manual valves, all of which are widely used in the brake systems for various types of commercial vehicles weighing more than three tons such as trucks and buses. Reliable functioning of those valves is critical to safety both when driving and parking.

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

The Joint Venture’s principal products are as follows:

RL3530 Series Spring Brake Chamber – A Spring brake chamber executes the service, parking and emergency braking; when the brake system malfunctions, the products can automatically provide emergency braking force. In 2005, the Joint Venture produced 700,000 units of spring brake chambers, the largest output in China, which were supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

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

Clutch Boosters – Clutch boosters, which are innovative clutch empower devices developed by the Joint Venture, was awarded a patent in China.  They are used for controlling the performance of brake system clutches by means of a pneumatic-driven hydraulic operation.  The features of this product are simpler structure, smaller size, higher durability and improved effectiveness. With an annual output of 500,000 units, clutch boosters are currently supplied to OEM customers such as FAW Qingdao.

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

          The Joint Venture obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001.  In 2004, the Joint Venture passed the ISO/TS 16949 System Certification conducted by the TUV CERT Certification Body of TUV Industries Service GmbH, and passed the annual review in 2005. The ISO/TS 16949 system, a higher standard compared to and the replacement for ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by the world’s main automobile makers.  Because we hold the above certifications, we are qualified to sell our products worldwide.

          CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

          The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.  Mr. Changming Xu, head of Economic Consulting Center under the State Information Center predicted that the continued growth of the Chinese economy will in turn result in the growth of the Chinese automotive industry for at least another decade.  It is expected that, during the Eleventh “Five-Year Plan” period (2006 – 2010), China’s GDP will maintain a high growth rate of at least 7% per annum.  China Machine Industry Institute indicates that, in 2006, total automobile purchases in China will have a 10% share of the overall global consumption, an increase from 8.7% in 2005, and by 2010, total automobile output in China will reach 10 million units per annum. Industry experts estimate that by 2007 China will become the third largest automobile manufacturing country, and by 2020 the largest one in the world.

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

          In 2004, China’s automobile output and sales volume both reached their highest levels of 5 million units, increasing by 14.1% and 15.5%, respectively, compared to 2003 figures. In 2004, China’s total automotive parts market value was $55 billion, of which 40% was from the aftermarket. In 2005, China’s automobile output and sales volume was 5.78 million and 5.76 million units, increasing by 12.6% and 13.5%, respectively, compared to 2004.  The 2005 automotive parts output in China reached $74 billion, of which $46 billion was for OEM’s.  It is forecasted that the total China auto parts market value would expand to $177 billion in 2010, of which $82.5 billion will be for sales to original equipment manufactures (“OEM’s”).

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

          MARKET AND CUSTOMERS

          The Joint Venture is the largest commercial vehicle air brake system manufacturer in China.  In general, customers are divided into three groups:  original equipment automobile manufacturers (“OEM’s”) in China, aftermarket distributors in China, and international customers, accounting for approximately 32%, 32% and 36%, respectively, of the Company’s annual sales for 2005.

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

          The following table sets forth information regarding the output and market share of the major heavy duty truck manufacturers in China in 2005:

Automobile Manufacturers	FAW Qingdao Automobile Works	FAW Jiefang Changchun Automobile Works	Dongfeng Motor Corporation	Liuzhou Special Auto Manufacturing Co., Ltd	China Nat’l Heavy Duty Truck Group Co., Ltd

Heavy Duty Trucks Output	55,970		71,797	14,000	45,000
Market Share in China	23.7%		30%	5.9%	19%
% Valves Supplied by SORL	40%	22%	18%	50%	5%

          The table below presents comparative information for 2004 and 2005 on the Company’s top 5 OEM customers.

Ranking 2005	Ranking 2004	Customer	% of 2005 Sales	% of 2004 Sales

1	1	FAW Qingdao Automobile Works	5.07%	15.18%
2	2	First Auto Group Purchase Dept.	4.38%	5.6%
3	4	Dongfeng Axle Co., Ltd.	3.25%	2.8%
4	3	Liuzhou Special Auto Manufacturing Co. Ltd	3.04%	4.42%
5	7	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.65%	1.92%

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

          Aftermarket – Together with the Ruili Group, the Joint Venture has established a sales network of thirty-three authorized distributors covering the following seven regions nationwide:

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

          Domestic Competition – The Joint Venture has three major competitors in China: VIE, Weiming and CAFF.

•

China VIE Group: Its main products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion for aftermarket and export.

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

•	Quick Adaptation to Local Market: Through its international sales channels in the USA, Australia and Middle East, the Joint Venture has been able to respond to local market needs.

•

Diversified Auto Products: In addition to its air brake valve products, to fully support existing export customers, the Joint Venture also distributes a wide range of non-valve products which are sourced from Ruili Group.  This reduces customers’ transaction costs.

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

          For 2005, China’s heavy duty trucks output decreased by 35.7% compared to that in 2004, in contrast to a 45% increase in 2004 from 2003.  This decrease was primarily due to the Chinese Government’s macroeconomic regulation policy for 2005.  Despite the sluggish OEM market, the Joint Venture’s sales revenue for this market segment dropped relatively slightly by 6.6% from US$22 million in 2004 to US$20.5 million in 2005.  Management promptly took several measures in response to such market change.  First, the Company increased its marketing efforts and developed new products to meet its OEM customers’ requirements.  Second, it granted extended credit terms to a selected number of OEM customers, such as FAW and Dongfeng Group, on a temporary basis, so as to maintain market share and strengthen long term relationships.  Third, it re-evaluated and restructured its customer base, and phased out certain problem accounts.

          Aftermarket - The Joint Venture’s products are also sold in the aftermarket for replacement purposes.  With the rapid growth of commercial vehicles output in the past years and the increasing amount of used vehicles, demand for parts have become stronger. Currently SORL has 27 authorized distributors covering 7 regions nationwide as listed above.  These distributors sell only the Joint Ventures and the Ruili Group’s products under the “SORL” trademark to over 800 distributors. The Joint Venture provides product technical services to these distributors.  The Joint Venture also conducts periodic performance evaluations, and reserves the right to terminate the distributorship of those with frequent delinquencies or poor sales records, and to replace them by other selected firms.  For 2005, the Company achieved total revenue of US$20.2 million in domestic aftermarket sales, an increase of 65.7% from 2004.

          International Markets – Export expansion is the most important objective in the Company’s marketing strategy.  The Joint Venture has signed agreements with three distributors in UAE, Australia and the US. It also actively participates in international trade shows at Paris, Frankfurt, Dubai and Las Vegas, to update its knowledge on automobile technology and local market trends and to acquire new customers and new orders.  The Joint Venture has sold products to over sixty (60) countries.  Export sales grew approximately by 83%, from US$12.6 million in 2004 to US$23.3 million in 2005.

          DISTRIBUTION

          The Joint Venture ships finished products directly to OEM customers.  The products are distributed to the aftermarket customers in China through a network of twenty-seven (27) authorized distributors, which also function as the distribution centers for their respective region.  Shipments are delivered directly to international customers.

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

          Innovation Capability:  The Joint Venture’s technology center frequently interacts with other research institutes in the auto industry in China, such as Changchun Automotive Research Institute under FAW Group and Dongfeng Automotive Research Institute under Dongfeng Group, as well as with experts from leading universities.  In addition, the Joint Venture also interacts with international firms such as Knorr, WABCO and TRW. Capitalizing on these resources, the Joint Venture has successfully developed numerous new technologies and innovative products including, the new type clutch servo for automatic transmissions; the combined air dryer with build-in temperature-control device and unloader thereby providing multifunction and saving space; and the inner-breath spring chamber that enables internal air circulation thereby greatly reducing incoming dirt and therefore enhancing the product’s reliability and durability.

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

          Know-how: Based on the many years of manufacturing experience, the Joint Venture has accumulated a substantial amount of know-how.  For instance, the special formula for aluminum alloy acquired over years of repeating tests, considerably improves the compactness of alloy, hence the strength of casting. The Joint Venture also keeps a secret “protection film” processing technique to enhance the salability of products.

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

          There are currently 1,138 production staffs, most of whom are experienced and skilled workers and mechanics.

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

          Prices for aluminum and steel increased significantly in 2004.  Aluminum price increases continued in 2005.  Steel prices peaked in March 2005 and then started decreasing to a level even lower than before 2004, but appeared to climb from the end of 2005.  Experts predict that aluminum and steel prices will continue to climb slowly in 2006. The increases have had an adverse impact on gross profit, since some of the increases cannot be passed onto the customers. This negatively impacted our gross margin by 1.2% for 2005, approximately $800,000. This adverse impact on gross margin was largely offset by economy of scale and improvements in production technique optimization.

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

•

INVEST IN THE NEXT GENERATION VALVE TECHNOLOGY.  We plan to invest in the next generation of valve technology such as electronic air brake valves, which management believes has significant market potential.  For example, we are undergoing the final testing for the newly developed clutch servo with inductive displacement transducer, expected to be placed in mass production in 2006. We are also in the process of developing new products such as automatic slack adjusters, loading sense proportion valves and a new type foot brake valve, all of which is believed to have considerable market potentials.

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

          The success of operations depends greatly on a small number of key managers, including Messrs. Xiao Ping Zhang and Xiao Feng Zhang.  The loss of the services of either Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business.  Although we believe we would be able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time.  During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts.

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

          As is customary in China, we extend relatively long payment terms to our China based customers.  As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations out of our operating cash flow.  In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts.  The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

          The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold.  We hold only one patent in China.  We claim proprietary rights in various unpatented  technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes.  We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements.  If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated.  Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States.  Accordingly, other parties,  including competitors, may duplicate our products using our proprietary technologies.  Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

          Second, while the enforcement of substantive rights may appear less clear than enforcement procedures in the United States, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.  The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises. Our principal operating subsidiary, Ruili Group Ruian Auto Parts Co., Ltd., is a sino-foreign joint venture organized under the laws of the PRC and is governed by its articles of association.  These uncertainties could impale our ability to enforce our rights or to defend ourselves against the claims of third parties.

PRC accounting laws mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and therefore our financials and their interpretation involve uncertainties.

          PRC accounting laws mandate accounting practices which may not be consistent with U.S. Generally Accepted Accounting Principles.  The China accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws.  Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.  The translation of the financial statement from the requirements of the PRC to US GAAP, requires interpretation and the exercise of judgment.

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

          The conversion of Renminbi into foreign currencies is based on rates set by the People’s Bank of China, which are set daily based on Renminbi-US dollar prices quoted by market makers in each morning before the interbank foreign exchange market opens, and the current exchange rates of the basket of currencies against the US dollar on the world financial markets.  Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S.  dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets.  Since 1994, the official exchange rate for the conversion of Renminbi to U.S.  Dollars generally has been stable.  Any appreciation of the Renminbi may adversely affect our gross margin and net income, since nearly all of our expenses are denominated in Renminbi, while any exchange gains as a result of appreciation of Renminbi-denominated assets are not recognized in our income statement.  Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi.  Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi.  Our results may be adversely affected by changes in the political and social conditions in China, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

          Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

          Our facilities are located in Ruian District of Wenzhou City in the Zhejiang Province, which is the center of automotive parts production in China.  The facilities include 271,713 square feet of factory and warehouse, which we rent from the Ruili Group under a ten year lease.  The annual rent is approximately US $439,540, the terms of which are at least as favorable as those that could have been obtained from an unrelated party.  We also share office space of 10,764 square feet with the Ruili Group which we utilize free of charge.  At the production facility, the Company has production equipment, which is imported from the United States, Korea, Taiwan as well as mainland China.

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

	Years ended December 31,

(in thousands, of US dollars except per share data)	2005	2004	2003	2002	2001

RESULTS OF OPERATIONS
Revenues	64,183	46,815	33,121	24,250	14,284
Income (loss) from continuing operations before income tax provision	5,500	5,341	3,844	1,807	716
Income tax provision	—	—	(546)	—	—
Income from continuing operations	5,500	5,341	3,298	1,807	716
Income (loss) from discontinued operations	—	—	(2,148)	—	—

Net income (loss)	4,950	4,807	1,150	1,626	644

Earnings per share:
Basic	0.37	0.37	0.09	0.12	0.04
Diluted	0.37	0.37	0.09	0.12	0.04
FINANCIAL POSITION
Cash, cash equivalents and restricted cash	961	730	—	—	—
Total assets	39,301	22,520	12,903	7,852	4,887
Long term debt, net of current portion	—	—	1,208	605	605

Notes to Consolidated Selected Financial Data

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

          The financial statements for the year ended December 31, 2003 have been restated to present the financial position, results of operations and cash flows for the transferred business to provide comparative financial information to that of fiscal 2004.  The financial statements have been restated to remove the assets, liabilities and results of operations related to “non-transferred business” as described in the preceding paragraphs titled “REORGANIZATION”.  The assets, liabilities and results of operations of the “non-transferred business” have been presented as discontinued operations in the accompanying financial statements. These transactions have been accounted for as a reverse spin-off in according with EITF 02-11, Accounting for Reverse Spin-offs Followed by a Recapitalization.

(A)	Selected Financial Data for the years ended 2005 and 2004 represent the actual financial amounts for SORL Auto Parts, Inc. (The transferred business).

All information for the years 2003, 2002 and 2001 that is presented has been adjusted to give effect to the reorganization discussed above and represents the selected financial data of the transferred business on a proforma basis. That is to say that revenues, income from continuing operations, income tax benefit, earnings per share basic and diluted, cash, total assets and debt have been presented as if SORL Auto Parts (the transferred business) had been operating as a an individual entity prior to the reorganization  which occurred during 2004.

(B)

Earnings per share represents the income from the transferred business for the years ended 2005 and 2004 based upon the actual net income of SORL Auto Parts divided by the weighted average common shares outstanding computed under the basic and fully diluted methods.

Earnings per share for the year ended 2003 has been presented giving retroactive effect to the  194,305,800 shares issued in connection with share exchange discussed above together with the subsequent stock split of 15 for 1. Earnings per share is based on net income of $1,150,000. Earnings per share from continuing operations (basic and diluted) would have resulted in $.25 per share while earnings per share from discontinued operations would have yielded $(.17) (negative) per share.

Earnings per share for the years ended 2002 and 2003 have been computed based upon the proforma net income from SORL Auto Parts, Inc. (the transferred business) divided by the weighted average common shares outstanding (basic and diluted) after giving retroactive effect to the  194,305,800 shares issued in connection with share exchange discussed above together with the subsequent stock split of 15 for 1.

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

	Fiscal Quarters Ended,

	2005				2004

(in thousands, of US dollars except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	14,516	14,924	16,377	18,366	9,091	11,340	12,595	13,789

Gross Profit	3,220	3,362	3,467	4,268	2,236	2,654	2,888	3,133

Operating expenses:	(1,481)	(1,607)	(1,673)	(1,351)	(1,196)	(1,227)	(1,143)	(1,949)

Income (loss) from operations	1,738	1,756	1,794	940	1,039	1,427	1,745	1,472
Interest income (expense), net	(60)	(126)	(145)	(358)	(80)	(76)	(78)	(53)
Other income (expense)	(9)	(66)	(13)	49	—	(36)	(13)	(6)

Pre-tax income (loss)	1,669	1,563	1,636	631	959	1,314	1,654	1,413

Income tax benefit	—	—	—	—	—	—	—	—

Net income	1,502	1,407	1,473	568	863	1,183	1,489	1,272

Net income per common share, diluted	0.11	0.11	0.11	0.04	0.07	0.09	0.11	0.10

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

          Year ended December 31, 2005 as compared to year ended December 31, 2004.

SALES

Sales	2005		2004

Air brake valves & related components	$47.9M	74.6%	$35.9M	76.70%
Non-valve products	$16.3M	25.4%	$10.9M	23.30%

Total	$64.2M	100%	$46.8M	100%

          Sales contains air brake valves and related components manufactured by SORL and sold to domestic OEM and aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

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

          This negative impact on Gross Margin was largely offset by economies of scale and consistent efforts in production technique optimization.  For example, in 2005, we replaced the machining approach with a molding process, thereby reducing processing steps, lower materials consumption and increased hourly output.  Meanwhile, in the process of removing impurities from liquid aluminum, historically we used the high-temperature method.  The adoption of a new technique of using a low-temperature method helped save power consumption.

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

FINANCIAL EXPENSE

          Financial expense for the fiscal year ended December 31, 2005 increased by $401,378 to $688,811 from $287, 433 for the fiscal year ended December 31, 2004.  Financial expenses consisted of mainly interest expense. The increase in interest expense was due to the higher outstanding debt balance during the year, reaching $16 million as of December 31, 2005, an increase of $11.2 million from $4.8 million at the end of 2004.  The new drawdown of bank loans in 2005 was primarily for purpose of working capital use, as well as new equipment purchase, to support the sales growth.

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

FOURTH QUARTER ADJUSTMENT

          During the fourth quarter of 2005, a significant adjustment in the amount of $794,000 was made to provide for potentially uncollectible accounts.  That change was necessitated by the extension of temporary special credit terms to certain customers.  Those special credit terms extended payment arrangements for certain customers for up to one year or more.

          The Company evaluates its accounts receivable for impairment on potentially uncollectible accounts each reporting period.  The Company generally writes off any accounts it deems uncollectible during the period in which that determination is made.  The Company also establishes an allowance based upon the overall balances and the aging of the accounts receivable.  The overall increase in accounts receivable has necessitated an increase in the allowance for doubtful accounts based upon the Company’s policy.

NET INCOME

          The net income for the fiscal year ended December 31, 2005 increased by approximately $142,666, to a net income of $4,949,610 from a net income of $4,806,944 for the fiscal year ended December 31, 2004 due to the factors discussed above.  Earnings per share (“EPS”) for basic and diluted for 2005 and 2004, was $0.37 per share.

RESULTS OF OPERATIONS

          Year ended December 31, 2004 as compared to year ended December 31, 2003.

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

FINANCIAL CONDITION

(1)      LIQUIDITY AND CAPITAL RESOURCES

          OPERATING -The Company’s operations utilized cash resources of $7,356,277 for the fiscal year ended December 31, 2005, as compared to generating cash resources of $2,466,267 for the fiscal year ended December 31, 2004, primarily as a result of the following:

          1.          For the year ended December 31, 2005, cash flow provided by sales was $7,631,346, as compared to $5,963,694 for the year ended December 31, 2004, an increase of $1,667,652.  The increase was primarily as a result of the increase in sales.

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

The Company temporarily extended credit terms to selected OEM customers and aftermarket distributors to strengthen our competitiveness in the Chinese domestic market. The approval of the credit term extension is centralized at the top management level. Approval is granted to OEM customers based on evaluation of their financial strength, long term viability and track records. The OEM customers who generally obtain extended terms are large, state-owned auto manufacturers with satisfactory track records with the Company.

In 2005, the Chinese Government’s macroeconomic control policy, which was designed to prevent a hyper expansionary economy, indirectly impacted China’s heavy duty truck market. Management believes the impact is temporary and will not impair the customers’ ability to participate in the overall high economic growth in China in the long run.

The Company temporarily extended credit terms to selected aftermarket distributors to support their financial needs for marketing activities in anticipating the aftermarket growth potentials.  The authorized distributors sell only “SORL” products and have long term relationship with the Company.  Management believes those receivables are collectible and under control. However, in accounting practice, management provides sufficient amount of allowance for doubtful accounts on a prudent basis.

          3.          For the year ended December 31, 2005, inventory increased by $637,283.  The Company maintains a low level of inventory with an Inventory Conversion Period of approximately 19 days for 2005, the same as that for 2004, which largely reduced working capital requirements.  Because of the strong demands for its products, the Company maintains less than one week of finished goods inventory.  A low level of raw materials for approximately four to five days of production requirements are maintained in stock.  Raw materials are readily available, given our access to different suppliers and efficient and timely delivery available.  The majority of the WPI balances are incurred during later steps in manufacturing.  The Company effectively adopts a “pull” system in its production.

          4.          For the year ended December 31, 2005, account payables decreased by $970,989, or 20.5%, compared to the year ended December 31, 2004, mainly due to suppliers’ reluctance to extend long credit terms given the increased material prices.  Prepayments at December 31, 2005 primarily represented advance payments for equipment purchase.  Prepayments as of December 31, 2005 increased by 28% to $1.8 million from $1.4 million at the end of 2004.

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

The Company primarily uses bank borrowings to finance the increased accounts receivables resulting from the extended credit terms to the customers. The Company maintains good relationships with local banks. We have secured sufficient lines of credit to cover working capital requirements, and expect the ability to obtain more credit line in the event that receivables continue to increase.

In addition, the Company actively seeks opportunities of fund raising, part of proceeds from which to supplement the working capital needs. Management deems the short term liquidity is at an acceptable level and under control.

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

Contractual Obligations

A summary of the Company’s contractual Obligations at December 31, 2005 is as follows:

		Payments due by period

		Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations

Short-Term Debt Obligations	(A)	$16,026,717	16,026,717	—	—	—
Capital Lease Obligations		—	—	—	—	—
Operating Lease Obligations	(B)	3,519,320	439,540	879,080	879,080	1,321,620
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP		—	—	—	—	—

Total		$19,546,037	16,466,257	879,080	879,080	1,321,620

(A)

These loans were from two banks, Bank of China and CITIC Bank, to finance the general working capital as well as urgent new equipment acquisition. Corporate or personal guarantees are provided for those bank loans as follows:

	$10.25M	Guaranteed by Ruili Group Co., Ltd., a related party;
	$2.43M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;
	$3.35M	Guaranteed by Shenghuabo Group Co., Ltd., a non-related party.

The Company does not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 4.964% and 6.003% per annum.

(B)	The Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant. The lease is for a ten year term ending in February 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

          With respect to foreign currency exchange rates, the 2% appreciation or fluctuation of the RMB against the USD in July 2005 did not have a material adverse effect on the Company’s operations, even though the Company has over one third of it s export business denominated in USD to the rest of the world, because of the relatively small change and the ability to absorb such effects by other cost saving approaches.  It is believed that further RMB appreciation against USD, if any, would be on a prudent, gradual basis with relatively small adjustments, so as to avoid drastic impacts on the Chinese economy as a whole.

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

          We conducted our audits in accordance with The Public Company Accounting Oversight Board Standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruili Group Corporation China

We have audited the accompanying statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2003, of Ruili Group Corporation China, a People’s Republic of China limited liability company, (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 1, 2004

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

		2005	2004

Assets
Current Assets
Cash and cash equivalents	US$	961,131	729,875
Accounts receivable, net of allowance		25,339,774	12,595,905
Notes receivable		1,488,104	129,675
Inventory		2,512,583	1,875,300
Prepayments		1,801,829	1,404,710
Other current assets		48,115	393,300

Total Current Assets		32,151,536	17,128,765
Fixed Assets
Property, plant and equipment		10,140,947	7,517,796
Less: Accumulated depreciation		(3,024,281)	(2,165,142)

Fixed Assets, Net		7,116,666	5,352,654
Other Assets
Intangible assets		44,297	43,174
Less: Accumulated amortization		(11,873)	(4,454)

Intangible Assets, Net		32,424	38,720

Total Other Assets		32,424	38,720

Total Assets	US$	39,300,626	22,520,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and other payables	US$	3,746,666	4,717,655
Deposits received from customers		1,324,085	861,624
Short term bank loans		16,026,717	4,830,918
Accrued expenses		482,982	625,768

Total Liabilities		21,580,450	11,035,967
Minority Interest		1,735,818	1,148,417
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 and 13,282,253 issued and outstanding, respectively		26,693	26,565
Additional Paid-In capital		4,444,118	4,082,246
Accumulated other comprehensive income		336,993	—
Retained earnings		11,176,554	6,226,944

		15,984,358	10,335,755

Total Liabilities and Shareholders’ Equity	US$	39,300,626	22,520,139

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

		2005	2004	2003

				(Rounded)
Sales	US$	64,182,544	46,815,037	33,121,000
Cost of Sales		49,865,235	35,904,232	26,263,000

Gross Profit		14,317,309	10,910,805	6,858,000
Expenses:
Selling and Distribution Expenses		3,919,996	2,737,652	1,610,000
General and Administrative Expenses		4,169,460	2,489,604	1,547,000
Financial Expenses		688,811	287,433	292,000

		8,778,267	5,514,689	3,449,000
Operating Income		5,539,042	5,396,116	3,409,000
Other Income		52,592	—	435,000
Non-Operating Expenses		(92,067)	(55,067)	—

Income Before Provision for Income Taxes		5,499,567	5,341,049	3,844,000
Provision for Income Taxes		—	—	546,000

Income From Continuing Operations		5,499,567	5,341,049	3,298,000
Loss From Discontinued Operations		—	—	2,148,000
Minority Interest		549,957	534,105	—

Net Income Attributable to Shareholders		4,949,610	4,806,944	1,150,000
Other Comprehensive Income
Foreign Currency Translation Adjustment		374,437	—	—
Minority Interest’s Share		37,444	—	—

Comprehensive Income (Loss)	US$	5,286,603	4,806,944	1,150,000

Earnings per Share From Continuing Operations
Basic		$0.37	$0.37	$0.25
Diluted		$0.37	$0.37	$0.25
Earnings per Share From Discontinued Operations
Basic		$—	$—	$(0.17)
Diluted		$—	$—	$(0.17)
Weighted average common shares - Basic		13,302,763	13,165,241	12,953,720
Weighted average common shares - Diluted		13,302,763	13,165,241	12,953,720

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2005, 2004, and 2003

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Balance - January 1, 2003	12,953,720	25,908	17,122,092	270,000	—	17,418,000	—
Capital Contribution	—	—	9,736,000	—	—	9,736,000	—
Net Income	—	—	—	1,150,000		1,150,000	—

Balance - December 31, 2003	12,953,720	25,908	26,858,092	1,420,000	—	28,304,000	—
Corporate Reorganization:
Distribution of discontinued operations to shareholders	—	—	(22,775,189)	—	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—	—	—	—
Capital contributed by Minority Shareholder	—	—	—	—	—		614,312
Net Income	—	—	—	4,806,944	—	4,806,944	534,105

Balance - December 31, 2004	13,282,253	26,565	4,082,246	6,226,944	—	10,335,755	1,148,417
Adjustment for fractional shares	4802	9	(9)	—	—	—
Common Stock issued to consultants	10,000	20	64,980	—	—	65,000	—
Common Stock issued to employees	49,500	99	296,901	—	—	297,000	—
Net Income	—	—	—	4,949,610	—	4,949,610	549,957
Other Comprehensive Income	—	—	—	—	336,993	336,993	37,444

Balance - December 31, 2005	13,346,555	26,693	4,444,118	11,176,554	336,993	15,984,358	1,735,818

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

		2005	2004	2003

				(Rounded)
Cash Flows from Operating Activities
Net Income	US$	4,949,610	4,806,944	1,150,000
Adjustments to reconcile net income to net cash flows from operating activities:
Minority Interest		549,957	534,105	12,000
Bad Debt Expense		846,337	68,384	—
Depreciation and Amortization		866,558	554,261	1,798,000
Stock compensation - employees		297,000	—	—
Stock compensation - financial advisory		65,000	—	—
Changes in Assets and Liabilities:
Accounts Receivable		(13,590,206)	(9,507,289)	(1,782,000)
Other Receivables		345,184	(393,300)	—
Inventory		(637,283)	(38,300)	726,000
Prepayments		(397,119)	1,197,290	(2,602,000)
Account Payables		(970,989)	4,717,655	(12,000)
Deposits Received from Customers		462,461	861,624	—
Accrued Expenses		(142,787)	625,769	—
Net Working Capital from Discontinued Operations		—	(960,876)	(11,630,000)

		(7,356,277)	2,466,267	(12,340,000)
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(2,623,151)	(593,488)	(2,016,000)
Investments in Intangible Assets		(1,123)	(28,720)	—
Notes Receivables		(1,358,429)	(129,675)	—
Investing activities - Discontinued operations		—	(16,427)	(14,924,000)

		(3,982,703)	(768,310)	(16,940,000)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		11,195,799	(968,082)	2,174,000
Financing Activities - Discontinued Operations		—	—	17,370,000
Capital Contribution - Owners		—	—	9,736,000

		11,195,799	(968,082)	29,280,000
Effects on changes in foreign exchange rate		374,437	—	—
Net Change in Cash and Cash Equivalents		231,256	729,875	—
Cash and Cash Equivalents- Beginning of the year		729,875	—	—

Cash and cash Equivalents - End of the year	US$	961,131	729,875	—

Supplemental Cash Flow Disclosures:
Interest Paid		$513,776	$287,433	$1,245,000

Income Taxes Paid		$—	$—	$435,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock Issued in Exchange for Preferred Stock		$—	$25,908	$—

Distribution of Discontinued Operations		$—	$(22,775,189)	$—

Common stock issued for advisory service		$65,000	$—	$—

Common stock issued to key employees		$297,000	$—	$—

SORL AUTO PARTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

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

NOTE 2 -	REORGANIZATION

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

NOTE 3 -	BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2005 and 2004 have been prepared to present the financial position, results of operations and cash flows of the continuing business of SORL Auto Parts, Inc (the successor’s financial statements).  The financial statements reflect the accounts of the “transferred business” (as described in the preceding paragraphs titled “REORGANIZATION”), from the Ruili Group to the Joint Venture.

The financial statements for the year ended December 31, 2003 have been restated to present the financial position, results of operations and cash flows for the transferred business to provide comparative financial information to that of fiscal 2005 and2004.  The financial statements have been restated to remove the assets, liabilities and results of operations related to “non-transferred business” as described in the preceding paragraphs titled “REORGANIZATION”.  The assets, liabilities and results of operations of the “non-transferred business” have been presented as discontinued operations in the accompanying financial statements. These transactions have been accounted for as a reverse spin-off in according with EITF 02-11, Accounting for Reverse Spinoffs Followed by a Recapitalization.

NOTE 4 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During fiscal years ended December 31, 2003 and 2004 the Company’s general policy regarding the extension of credit terms was that invoices were due within 45 - 60 days of shipment.

Beginning in 2005, in response to changing economic conditions in China, the Company has modified its collection policies.  Certain individual customers or certain classes of customers may have custom payment arrangements based upon criteria set by management.

Accounts receivables generated from credit sales in 2005 have general credit terms of 90 days for domestic aftermarket customers.  However, the Company has extended credit terms to certain customers for a period of 1 year or more.  As of December 31, 2005 and 2004 no customers had balances that are due in more than 1 year and accordingly all accounts receivable have been classified as current in the accompanying statements.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R revises FASB Statement No.  123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).  The Company has adopted SFAS 123R as of January 1, 2006.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs are classified as general and administrative expenses and are expensed as incurred.

SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred.  Shipping and handling costs amounted to approximately $1,150,000, $638,000, and $470,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”).  This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”).  SFAS 152 also amends FASB Statement No.  67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2.  The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform and asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective for fiscal years that end after December 15, 2005.  As such, the Company is required to adopt these provisions for the fiscal year ended December 31, 2005.  This statement has had no effect on the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140” (“SFAS 155”).  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007.  The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

NOTE 5 -	RELATED PARTY TRANSACTIONS

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

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$1,060,193	$2,239,054
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	11,862
Xiaofeng Zhang, Board Director	—	265,701
Shuping Chi	273,559	—
Total Related Parties included in Accounts Payable	1,333,752	2,516,617

There were no related party transactions for the fiscal year ended December 31, 2003.

NOTE 6 -	ACCOUNTS RECEIVABLE
The changes in the allowance for doubtful accounts at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Beginning balance	$68,384	$—
Add: Increase to allowance	846,337	68,384
Less: Accounts written off	—	—

Ending balance	$914,721	$68,384

The company’s receivables are summarized as follows:

	2005	2004

Balance before allowance	$26,254,495	$12,664,289
Less: Allowance for doubtful accounts	(914,721)	(68,384)

Account receivable balance, net	$25,339,774	$12,595,905

NOTE 7 -	INVENTORIES
On December 31, 2005 and 2004, inventories consist of the following:

	2005	2004

Raw Material	$747,858	$222,800
Work in process	1,057,740	966,170
Finished Goods	706,985	686,330

Total Inventory	$2,512,583	$1,875,300

NOTE 8 -	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following, on December 31, 2005, 2004 and 2003:

	2005	2004	2003

Machinery	$8,706,639	$6,361,447	$5,864,000
Molds	1,080,291	1,015,016	1,012,000
Office equipment	185,088	42,755	—
Vehicle	169,529	98,578	51,000

Sub-Total	10,140,947	7,517,796	6,927,000
Less: Accumulated depreciation	(3,024,281)	(2,165,142)	(1,630,000)

Fixed Assets, net	$7,116,666	$5,352,654	$5,297,000

Depreciation expense charged to operations was $859,139, $535,620, and $1,798,000 (rounded) for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9 -	INTANGIBLE ASSETS

Gross intangible assets were $44,297, less accumulated amortization of $11,873 for net intangible assets of $32,424 as of December 31, 2005.  Gross intangible assets were $43,174, less accumulated amortization of $4,454 for net intangible assets of $38,720 as of December 31, 2004 and $0 as of December 31, 2003.  Amortization expenses were $7,419 and $4,454 for the fiscal years ended December 31, 2005 and 2004 respectively.

Future estimated amortization expense is as follows:

2006	2007	2008	2009	2010	Thereafter

$ 5,076	$ 3,617	$ 3,617	$ 3,617	$ 3,617	$ 12,880

NOTE 10 -	PREPAYMENT
Prepayment consisted of the following as of December 31, 2005 and 2004:

	2005	2004

Raw material suppliers	$1,584,193	$1,372,000
Equipment purchase	217,637	32,710
Total prepayment	$1,801,829	$1,404,710

NOTE 11 -	ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2005 and 2004:

	2005	2004

Accrued payroll	$297,928	$206,594
Accrued rent	—	365,842
Accrued legal	—	43,524
Other accrued expenses	185,054	9,808

Total accrued expenses	$482,982	$625,768

NOTE 12 -	BANK BORROWINGS
Bank borrowings represent the following as of December 31:

	2005	2004

Secured	16,026,717	4,830,918

Less: Current portion	16,026,717	4,830,918

Non-current portion	—	—

These loans were from two banks, Bank of China and CITIC Bank, to finance the general working capital as well as urgent new equipment acquisition. Corporate or personal guarantees are provided for those bank loans as follows:

$10.25M	Guaranteed by Ruili Group Co., Ltd., a related party;
$2.43M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;
$3.35M	Guaranteed by Shenghuabo Group Co., Ltd., a non-related party.

The Company does not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 4.964% and 6.003% per annum.

NOTE 13 -	INCOME TAXES

The Company is registered in the PRC, and is therefore subject to provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Company is exempted from income taxes in the PRC for the fiscal years ended December 31, 2005 and 2004.  Thereafter, the Company is entitled to a tax concession of 50% of the applicable income tax rate of 26.4%, for the following three years ended December 31, 2006, 2007, and 2008.

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

(ii) Non-taxable income represented a government grant for the Company’s investment in research and development of new products.

No provision for deferred tax liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE 14 -	LEASES

The Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for a ten year term ending in February 2014.  Rent expense for the fiscal years ended December 31, 2005, 2004, and 2003 was $439,009, $439,009, and $365,840, respectively.

Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter	Total

$ 439,540	$ 439,540	$ 439,540	$ 439,540	$ 439,540	$ 1,321,620	$ 3,519,320

NOTE 15 -	ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs were $19,622, $1,661, and $8,069, for the fiscal years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 16 -	RESEARCH AND DEVELOPMENT EXPENSES
	Research and development costs are expensed as incurred and were $361,503, $79,962, and $55,784, for the fiscal years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 17 -	WARRANTY CLAIMS

Warranty claims were $778,763, $205,314 and $112,063 for the fiscal years ended on December 31, 2005, 2004 and 2003 respectively. The movement of accrued warranty expenses for fiscal year 2005 is as follows:

	Accrued in 2005:	$778,763
	Less: Actual Paid in 2005:	($598,831)

	Ending balance at 2005:	$179,932

NOTE 18 -	STOCK COMPENSATION PLAN

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

NOTE 19 -	SUBSEQUENT EVENT

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

          As of December 31, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures.  We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Executive Officers and Directors

          XIAO PING ZHANG - CHAIRMAN OF THE BOARD OF DIRECTORS AND CEO

          Xiao Ping Zhang has served as CEO and chairman of the board since our inception. He founded Ruili Group, a company specializing in a variety of automotive parts and components, in 1987, and has served as chairman of Ruili Group since then. In 2003, he was elected the President of Wenzhou Auto Parts Association, and Vice-President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce. Mr. Zhang meanwhile is a member of the Standing Committee of the People’s Congress in Rui’an City, Zhejiang, China. He is also currently engaged as a mentor in entrepreneurship for graduate students of Zhejiang University. Mr. Zhang graduated from Zhejiang Radio and TV University in 1986 with a major in Industrial Management.

          XIAO FENG ZHANG - CHIEF OPERATING OFFICER AND DIRECTOR

          Xiao Feng Zhang has served as COO and a member of the board of directors since our inception. He is responsible for our sales and marketing effort. Mr. Zhang co-founded the Ruili Group with his brother, Mr. Xiao Ping Zhang, in 1987, and served as the General Manager of Ruili Group till March 2004. Mr. Zhang received his diploma in economics from Shanghai Fudan University in 1994.

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

          LI MIN ZHANG – DIRECTOR

          Dr. Li Min Zhang has served as a member of our board of directors since August 2004. He chairs the audit committee of our board. Dr. Zhang currently is a professor at Sun Yat-Sen University Management School in Guangdong, China, coaching PhD candidates in accounting major. During 1994 and 1995, Dr. Zhang conducted academic researches at University of Illinois at Urbana-Champaign, and practiced at Mok & Chang CPAs in USA. In 1986, he conducted academic researches at Office of Auditor General of Canada, and participated in Canada’s national auditing that year. Dr. Zhang currently also serves as vice chairman of China Audit Society, and secretary of China Association of Chief Financial Officers. He is a member of American Accounting Association. Meanwhile, Dr. Zhang takes roles at China CPA Society Auditing Principles Task Force and China Audit Society Training Committee. Dr. Zhang earned his Ph.D. in Economics in January 1991.

          ZHI ZHONG WANG – DIRECTOR

          Zhi Zhong Wang has served as a member of our board of directors, as well as a member of both audit and compensation committees under the board since August 2004. From 1980 till present, Mr. Wang has served as instructor and professor at Beijing Jiaotong University (formerly Northern Jiaotong University), Department of Electrical Engineering. Before 1980, he was an electrical engineer with Science and Technology Institute under Qiqihaer Railway Administration, Heilongjiang, China. Mr. Wang has led over twenty research projects such as novel pneumatic generator and streamer discharging, corona power supply for desulphurization. His numerous publications include Research on the Novel AC Voltage Stabilized Power Supply in Power Electronics. Mr. Wang received his bachelor degree in electrical engineering from Northern Jiaotong University in 1968.

          YI GUANG HUO – DIRECTOR

          Yi Guang Huo has served as a member of our board of directors, as well as a member of the audit committee and chairman of the compensation committee under the board since August 2004. Mr. Huo has been engaged in scientific and technological work and been responsible for various national key research projects, such as designing and conducting experiments for automotive products, drafting ministry standards and econo-technological policies, etc. He has been awarded ministry-level First Prize for Technology Innovation. Mr. Huo has also served as President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce, a board member and visiting professor of Wuhan University of Technology, and secretary of Society of Auto Engineering – China. Between 1995 and 1996, Mr. Huo conducted academic research as visiting researcher at Tokyo University Economics Department. During 1987 and 1988, he studied Scientific Research and Management with Japan Automobile Research Institute as well as other Japanese automobile companies including Nissan, Hino, Isuzu and Mitsubishi. Mr. Huo earned his B.S. degree from Jilin University Automobile Department in 1965.

          JIANG HUA FENG – DIRECTOR

          Jiang Hua Feng has served as a member of our board of directors as well as a member of the compensation committee under the board since August 2004. Since 1988, Mr. Feng has also served as lawyer and chief lawyer at Yuhai Law Firm, Rui’an, Zhejiang. Mr. Feng is a member of China Lawyers Association.  He was elected People’s Congress representative for Wenzhou area, Zhejiang. Mr. Feng received his bachelor degree in law from East China University of Politics and Law.

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

          Compensation Committee.  The members of our compensation committee are Messrs. Wang, Feng and Huo.  Mr. Feng chairs the compensation committee.  The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers.  Specific responsibilities of our compensation committee include:

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

Executive Compensation

          The following table sets forth all of the compensation awarded to, earned by or paid to each individual who served as our chief executive officer in 2005 and the three other highest paid executive officers whose salary and bonuses exceeded $100,000 for services rendered in all capacities to us during 2005.  We refer to those individuals elsewhere in this prospectus as our “named executive officers.”

ITEM 11.  EXECUTIVE COMPENSATION

          The following table set forth information with respect to compensation paid by us to the Company’s Chief Executive Officer.  No other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2005

Summary Compensation Table

		ANNUAL COMPENSATION			AWARDS		PAYOUTS

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)

Xiao Ping Zhang,	2005	50,000	—	—	—	—	—	—
CEO	2004	50,000

Stock Option Grant Exercises in 2005

          None of our named executive officers received any grants of options or other stock compensation during 2005.  Additionally, none of our named executive officers exercised any stock options or other rights to stock compensation in 2005.

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

          Options. The Board may determine the number of shares covered by each option, the exercise price therefore, the conditions and limitations on the exercise and any restrictions on the shares issuable.  Optionees may pay the exercise price by using cash, shares of common stock that the optionee already owns or, at the election of the Board, a promissory note, an immediate sale of the option shares through a broker designated by us , or other property.

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

          This table lists applicable percentage ownership based on 13,346,555 shares of common stock outstanding as of December 31, 2005.

          Unless otherwise indicated, the address for each of the stockholders in the table is c/o of the Company.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE BENEFICIAL OWNER	POSITION	PERCENT OF CLASS

Xiao Ping Zhang	9,087,527	Chief Executive Officer and Chairman	68.1%
Xiao Feng Zhang	1,135,938	Chief Operating Officer and Director	8.5%
Zong Yun Zhou	--	Chief Financial Officer	*
Guang Kang Chang	--	Director	*
Zhang Li Min	--	Director	*
Wang Zhizhong	--	Director	*
Huo Yiguang	--	Director	*
Jianghua Feng	--	Director	*
Officers and Directors as a Group (8 persons)	10,223,465		76.6%
PRINCIPAL SHAREHOLDERS
Shuping Chi	1,135,938		8.55%

*	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Capital Stock Issuances in the Reverse Acquisition

          Pursuant to the reverse acquisition, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, received 9,087,527 shares and 1,135,938 shares, respectively, of our Common Stock representing 68.1% and 8.5% respectively, of our outstanding shares.

Ruili Group

          Mr. Xiao Ping Zhang and Mr. Xiao Feng Zhang are the principal shareholders of Ruili Group which was the owner of the assets contributed to the Joint Venture in the reverse acquisition.  The Joint Venture purchases non-valve automotive products and packaging material from the Ruili Group.  The Ruili Group also guarantees certain bank loans to the Joint Venture and licenses two patents and the trademark “SORL” to the Joint Venture on a royalty free basis..  The Company believes that the prices charged are at least as favorable to the Joint Venture as would be obtained from a third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

FISCAL YEAR ENDED DECEMBER 31, 2005 and 2004

          AUDIT FEES

          Rotenberg & Co. LLP was paid aggregate fees of approximately $120,000 and $140,000 for the fiscal year ended December 31, 2005 and 2004, respectively, for professional services rendered for the audit of the Registrant’s annual financial statements and for the reviews of the financial statements included in the Registrant’s quarterly reports on Form 10-QSB for the periods ended March 31, 2005 and 2004, June 30, 2005 and 2004, as well as September 30, 2005 and 2004.

          AUDIT-RELATED FEES

          Rotenberg & Co. LLP was not paid additional fees for the fiscal year ended December 31, 2005 and 2004 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

          TAX FEES

          Rotenberg & Co. LLP was not paid any fees for the fiscal year ended December 31, 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.  This service was not provided.

          ALL OTHER FEES

          Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal year ended December 31, 2005 and 2004.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

10.2	Joint Venture Agreement (3)

10.3	2005 Stock Compensation Plan

23.1	Consent of Rotenberg & Co., llp

23.2	Consent of Clancy and Co., PLLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (3)

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Previously filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of June 2006.

SORL AUTO PARTS, INC.

By:	/s/Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/Xiao Ping Zhang	Chief Executive Officer, and Chairman	June 16, 2006

Xiao Ping Zhang

/s/Xiao Feng Zhang	Chief Operating Officer and Director	June 16, 2006

Xiao Feng Zhang

/s/Zong Yun Zhou	Chief Financial Officer	June 16, 2006

Zong Yun Zhou

/s/Li Min Zhang	Director	June 16, 2006

Li Min Zhang

/s/ Zhi Zhong Wang	Director	June 16, 2006

Zhi Zhong Wang

/s/Yi Guang Huo	Director	June 16, 2006

Yi Guang Huo

/s/Jiang Hua Feng	Director	June 16, 2006

Jiang Hua Feng

/s/Jung Kang Chang	Director	June 16, 2006

Jung Kang Chang