Form 10-K/A
period 2005-12-31
SORL Auto Parts Inc
filed 2006-07-27
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K/A
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

Reason For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

•

The Statements of Cash Flows for the years ended December 31, 2005 and 2004 have been revised to present the changes in notes receivable balances as a component of operating  cash flows and has been removed as a component of the investing cash flows.

•	The Liquidity and Capital resources section under Management’s Discussion and Analysis has also been revised to reflect the change discussed above.

          Disclosure has been added to the financial statements for the year ended December 31, 2005 under Note 4 Summary of Significant Accounting Policies and Note 18 Stock Compensation Plan to further describe the stock transactions and the impact of the future adoption of Financial Accounting Standard 123R with consideration given to the guidance found in SAB topic 11M.

- i -

PART II

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

OVERVIEW

          On May 10, 2004, we acquired all of the issued and outstanding equity interests of Fairford Holdings Limited, a Hong Kong limited liability company (“Fairford”).  Until we acquired Fairford, we had only nominal assets and liabilities and limited business operations.  Although Fairford became a wholly owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a “reverse merger” whereby Fairford is considered to be the accounting acquirer.  As such, the following results of operations are those of Fairford.

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

          Total net sales were $64,182,544 and $46,815,037 for the fiscal years ended on December 31, 2005 and 2004, respectively.  Net sales in 2005 increased by $17.4 million or 37% to $64.2 million, compared with 2004, despite an approximately 36% decrease in the output of heavy-duty trucks in China.  The increase in sales was primarily due to the expansion in the international market and in China’s aftermarket as a result of improvement in the Company’s China sales network.

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

          OPERATING -The Company’s operations utilized cash resources of $8,714,706 for the fiscal year ended December 31, 2005, as compared to generating cash resources of $2,336,592 for the fiscal year ended December 31, 2004, primarily as a result of the following:

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

The Company temporarily extended credit terms to selected OEM customers and aftermarket distributors to strengthen our competitiveness in the Chinese domestic market. The approval of the credit term extension is centralized at the top management level. Approval is granted to OEM customers based on evaluation of their financial strength, long-term viability and track records. The OEM customers who generally obtain extended terms are large, state-owned auto manufacturers with satisfactory track records with the Company.

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

          INVESTING - During the fiscal year ended December 31, 2005, the Company expended net cash of $2,624,274 in the investing activities, including $2,623,151 for acquisition of property and equipment to support the growth of business.  For the fiscal year ended December 31, 2004, the Company utilized $638,635 in investing activities.

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

Contractual Obligations

A summary of the Company’s contractual Obligations at December 31, 2005 is as follows:

		Payments due by period

Contractual Obligations		Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Short-Term Debt Obligations	(A)	$16,026,717	16,026,717	—	—	—
Capital Lease Obligations		—	—	—	—	—
Operating Lease Obligations	(B)	3,519,320	439,540	879,080	879,080	1,321,620
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP		—	—	—	—	—

Total		$19,546,037	16,466,257	879,080	879,080	1,321,620

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

/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C. Phoenix, Arizona
April 1, 2004

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

		2005	2004

Assets
Current Assets
Cash and cash equivalents	US$	961,131	729,875
Accounts receivable, net of allowance		25,339,774	12,595,905
Notes receivable		1,488,104	129,675
Inventory		2,512,583	1,875,300
Prepayments		1,801,829	1,404,710
Other current assets		48,115	393,300

Total Current Assets		32,151,536	17,128,765
Fixed Assets
Property, plant and equipment		10,140,947	7,517,796
Less: Accumulated depreciation		(3,024,281)	(2,165,142)

Fixed Assets, Net		7,116,666	5,352,654
Other Assets
Intangible assets		44,297	43,174
Less: Accumulated amortization		(11,873)	(4,454)

Intangible Assets, Net		32,424	38,720

Total Other Assets		32,424	38,720

Total Assets	US$	39,300,626	22,520,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and other payables	US$	3,746,666	4,717,655
Deposits received from customers		1,324,085	861,624
Short term bank loans		16,026,717	4,830,918
Accrued expenses		482,982	625,768

Total Liabilities		21,580,450	11,035,967
Minority Interest		1,735,818	1,148,417
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 and 13,282,253 issued and outstanding, respectively		26,693	26,565
Additional Paid-In capital		4,444,118	4,082,246
Accumulated other comprehensive income		336,993	—
Retained earnings		11,176,554	6,226,944

		15,984,358	10,335,755

Total Liabilities and Shareholders’ Equity	US$	39,300,626	22,520,139

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

		2005	2004	(Rounded) 2003

Sales	US$	64,182,544	46,815,037	33,121,000
Cost of Sales		49,865,235	35,904,232	26,263,000

Gross Profit		14,317,309	10,910,805	6,858,000
Expenses:
Selling and Distribution Expenses		3,919,996	2,737,652	1,610,000
General and Administrative Expenses		4,169,460	2,489,604	1,547,000
Financial Expenses		688,811	287,433	292,000

		8,778,267	5,514,689	3,449,000
Operating Income		5,539,042	5,396,116	3,409,000
Other Income		52,592	—	435,000
Non-Operating Expenses		(92,067)	(55,067)	—

Income Before Provision for Income Taxes		5,499,567	5,341,049	3,844,000
Provision for Income Taxes		—	—	546,000

Income From Continuing Operations		5,499,567	5,341,049	3,298,000
Loss From Discontinued Operations		—	—	2,148,000
Minority Interest		549,957	534,105	—

Net Income Attributable to Shareholders		4,949,610	4,806,944	1,150,000
Other Comprehensive Income
Foreign Currency Translation Adjustment		374,437	—	—
Minority Interest’s Share		37,444	—	—

Comprehensive Income (Loss)	US$	5,286,603	4,806,944	1,150,000

Earnings per Share From Continuing Operations
Basic		$0.37	$0.37	$0.25
Diluted		$0.37	$0.37	$0.25
Earnings per Share From Discontinued Operations
Basic		$—	$—	$(0.17)
Diluted		$—	$—	$(0.17)
Weighted average common shares - Basic		13,302,763	13,165,241	12,953,720
Weighted average common shares - Diluted		13,302,763	13,165,241	12,953,720

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2005, 2004, and 2003

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Balance - January 1, 2003	12,953,720	25,908	17,122,092	270,000	—	17,418,000	—
Capital Contribution	—	—	9,736,000	—	—	9,736,000	—
Net Income	—	—	—	1,150,000		1,150,000	—

Balance - December 31, 2003	12,953,720	25,908	26,858,092	1,420,000	—	28,304,000	—
Corporate Reorganization:
Distribution of discontinued operations to shareholders	—	—	(22,775,189)	—	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—	—	—	—
Capital contributed by Minority Shareholder	—	—	—	—	—		614,312
Net Income	—	—	—	4,806,944	—	4,806,944	534,105

Balance - December 31, 2004	13,282,253	26,565	4,082,246	6,226,944	—	10,335,755	1,148,417
Adjustment for fractional shares	4802	9	(9)	—	—	—
Common Stock issued to consultants	10,000	20	64,980	—	—	65,000	—
Common Stock issued to employees	49,500	99	296,901	—	—	297,000	—
Net Income	—	—	—	4,949,610	—	4,949,610	549,957
Other Comprehensive Income	—	—	—	—	336,993	336,993	37,444

Balance - December 31, 2005	13,346,555	26,693	4,444,118	11,176,554	336,993	15,984,358	1,735,818

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

		2005	2004	(Rounded) 2003

Cash Flows from Operating Activities
Net Income	US$	4,949,610	4,806,944	1,150,000
Adjustments to reconcile net income to net cash flows from operating activities:
Minority Interest		549,957	534,105	12,000
Bad Debt Expense		846,337	68,384	—
Depreciation and Amortization		866,558	554,261	1,798,000
Stock compensation – employees		297,000	—	—
Stock compensation - financial advisory		65,000	—	—
Changes in Assets and Liabilities:
Accounts Receivable		(13,590,206)	(9,507,289)	(1,782,000)
Other Receivables		345,184	(393,300)	—
Notes Receivables		(1,358,429)	(129,675)	—
Inventory		(637,283)	(38,300)	726,000
Prepayments		(397,119)	1,197,290	(2,602,000)
Account Payables		(970,989)	4,717,655	(12,000)
Deposits Received from Customers		462,461	861,624	—
Accrued Expenses		(142,787)	625,769	—
Net Working Capital from Discontinued Operations		—	(960,876)	(11,630,000)

		(8,714,706)	2,336,592	(12,340,000)
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(2,623,151)	(593,488)	(2,016,000)
Investments in Intangible Assets		(1,123)	(28,720)	—
Investing activities - Discontinued operations		—	(16,427)	(14,924,000)

		(2,624,274)	(638,635)	(16,940,000)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		11,195,799	(968,082)	2,174,000
Financing Activities - Discontinued Operations		—	—	17,370,000
Capital Contribution – Owners		—	—	9,736,000

		11,195,799	(968,082)	29,280,000
Effects on changes in foreign exchange rate		374,437	—	—
Net Change in Cash and Cash Equivalents		231,256	729,875	—
Cash and Cash Equivalents- Beginning of the year		729,875	—	—

Cash and cash Equivalents - End of the year	US$	961,131	729,875	—

Supplemental Cash Flow Disclosures:
Interest Paid		$513,776	$287,433	$1,245,000

Income Taxes Paid		$—	$—	$435,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock Issued in Exchange for Preferred Stock		$—	$25,908	$—

Distribution of Discontinued Operations		$—	$(22,775,189)	$—

Common stock issued for advisory service		$65,000	$—	$—

Common stock issued to key employees		$297,000	$—	$—

SORL AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.  The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to ten years.  Significant improvements and better7ments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance.  Routine repairs and maintenance are expensed when incurred.  Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

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

The Company expects the adoption of this standard to have a material effect on its final financial statements, as discussed in Note 18, the Company has adopted a stock compensation plan which authorizes the Company to issue up to 1,700,000 shares of common stock over a 10-year period.  The issuance of stock or granting of options, warrants or other common stock equivalents will result in a change to income based upon grant date fair value which will be recognized over the vesting period.

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

The following related party transactions occurred for the fiscal year ended December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

PURCHASES FROM:
Ruili Group Co., Ltd.	$16,780,670	$6,566,232	—
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	283,024	555,927	—
Total Purchases	$17,063,694	$7,122,159	—
SALES TO:
Ruili Group Co., Ltd.	$4,471,022	—	—
Total Sales	$4,471,022	—	—

The total purchases from Ruili Group in 2005 consisted of $15.2 million finished products of non-valve auto parts, $0.3 million raw materials, and $1.2 million packaging materials.

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$1,060,193	$2,239,054	—
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	11,862	—
Xiaofeng Zhang, Board Director	—	265,701	—
Shuping Chi	273,559	—	—
Total Related Parties included in Accounts Payable	1,333,752	2,516,617	—

There were no related party transactions for the fiscal year ended December 31, 2003.

NOTE 6 -	ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Beginning balance	$68,384	$—
Add: Increase to allowance	846,337	68,384
Less: Accounts written off	—	—

Ending balance	$914,721	$68,384

The company’s receivables are summarized as follows:

	2005	2004

Balance before allowance	$26,254,495	$12,664,289
Less: Allowance for doubtful accounts	(914,721)	(68,384)

Account receivable balance, net	$25,339,774	$12,595,905

NOTE 7 -	INVENTORIES

On December 31, 2005 and 2004, inventories consist of the following:

	2005	2004

Raw Material	$747,858	$222,800
Work in process	1,057,740	966,170
Finished Goods	706,985	686,330

Total Inventory	$2,512,583	$1,875,300

NOTE 8 -	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2005, 2004 and 2003:

	2005	2004	2003

Machinery	$8,706,639	$6,361,447	$5,864,000
Molds	1,080,291	1,015,016	1,012,000
Office equipment	185,088	42,755	—
Vehicle	169,529	98,578	51,000

Sub-Total	10,140,947	7,517,796	6,927,000
Less: Accumulated depreciation	(3,024,281)	(2,165,142)	(1,630,000)

Fixed Assets, net	$7,116,666	$5,352,654	$5,297,000

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

Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter	Total

$439,540	$439,540	$439,540	$439,540	$439,540	$1,321,620	$3,519,320

NOTE 15 -	ADVERTISING COSTS

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

The Company established a stock compensation plan in October 2005 for the purpose of enhancing its ability to attract, retain and provide incentives to directors, officers, employees and independent contractors who are crucial to the future growth and success of the Company.  The plan outlined that over the next ten years the Company will issue approximately 1,700,000 common shares to qualified directors, officers, employees and independent contractors.  During 2005 the Company issued 49,500 shares of common stock to employees valued at $6 per share resulting in a change to income of $297,000.  The value of the stock issued was determined by using the approximate quoted market price of the stock at the date of issuance.  The above issuance did not result in any cash outflows to the Company.

Additionally, the Company issued 10,000 shares of common stock to consultants valued at $6.50 per share resulting in a change to income of $65,000.  During 2005, the value of the stock issued was determined by using the approximated quoted market price at the date of issuance.  The above issuance did not result in any cash outflows to the Company.

No stock options, warrants or similar stock equivalent instruments were issued during 2005.

NOTE 19 -	SUBSEQUENT EVENT

On January 5, 2006, the Company signed the Financial Advisory Agreement with Maxim Group LLC (“Maxim”) and Chardan Capital Markets, LLC (“Chardan”) to provide general financial advisory and investment banking services to the Company on an exclusive basis for a period of twelve months.

Effective February 2006, the Company shall pay to Maxim and Chardan (i) a monthly retainer of $5,000 at the beginning of each month for the term of this Agreement and (ii) issue to Maxim and Chardan a warrant (“Warrant”) to purchase 100,000 shares of the Company’s common stock.  The Warrant shall be exercisable at any time during the four-year period commencing on the date thereof at an exercise price of $6.25 per share.

On March 1, 2006, the Company resolved to issue 60,000 options with an exercise price of $4.79 per share and three-year validity to the four independent directors under the 2005 Stock Compensation Plan.  These options will be vested 3 years after date of grant.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

10.2	Joint Venture Agreement (3)

10.3	2005 Stock Compensation Plan (3)

23.1	Consent of Rotenberg & Co., LLP

23.2	Consent of Clancy and Co., PLLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Previously filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July 2006.

SORL AUTO PARTS, INC.

By:	/s/Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer and Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/Xiao Ping Zhang	Chief Executive Officer, and Chairman	July 24, 2006

Xiao Ping Zhang

/s/Xiao Feng Zhang	Chief Operating Officer and Director	July 24, 2006

Xiao Feng Zhang

/s/Zong Yun Zhou	Chief Financial Officer	July 24, 2006

Zong Yun Zhou

/s/Li Min Zhang	Director	July 24, 2006

Li Min Zhang

/s/ Zhi Zhong Wang	Director	July 24, 2006

Zhi Zhong Wang

/s/Yi Guang Huo	Director	July 24, 2006

Yi Guang Huo

/s/Jiang Hua Feng	Director	July 24, 2006

Jiang Hua Feng

/s/Jung Kang Chang	Director	July 24, 2006

Jung Kang Chang