Form 10-Q/A
period 2006-03-31
SORL Auto Parts Inc
filed 2006-07-27
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

          This filing is being amended to include, revise or omit information to improve the disclosures as follows:

•

The Statements of Cash Flows for the quarters ended March 31, 2006 and 2005 have been revised to present the changes in notes receivable balances as a component of operating  cash flows and has been removed as a component of the investing cash flows.

•	The Liquidity and Capital resources section under Management’s Discussion and Analysis has also been revised to reflect the change discussed above.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SORL AUTO PARTS, INC. AND SUBSIDIARIES
Ruian City, ZheJiang Province, China

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	1,153,781	961,131
Account receivables, net of provision	28,673,136	25,339,774
Notes receivables	2,156,920	1,488,104
Inventory	1,134,773	2,512,583
Prepayments	1,321,678	1,801,829
Other current assets	510,474	48,115

Total Current Assets	34,950,762	32,151,536
Fixed Assets
Property, plant and equipment	10,423,487	10,140,947
Less: Accumulated depreciation	(3,287,358)	(3,024,281)

Fixed Assets, Net	7,136,129	7,116,666
Construction in progress	88,276	—
Other Assets
Deferred compensation cost-stock options	173,934	—
Intangible assets	44,590	44,297
Less: Accumulated amortization	(13,790)	(11,873)

Intangible Assets, Net	30,800	32,424

Total Other Assets	204,734	32,424

Total Assets	42,379,901	39,300,626

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	5,349,133	3,485,987
Deposit received from customers	1,081,277	1,324,085
Short term bank loans	14,511,114	16,026,717
Accrued expenses	517,859	482,982
Other current liabilities	1,112,782	260,679

Total Current Liabilities	22,572,165	21,580,450
Minority Interest	1,926,684	1,735,818
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 issued and outstanding at 03/31/2006 and 12/31/2005	26,693	26,693
Paid in capital	4,623,022	4,444,118
Accumulated other comprehensive income (loss)	451,028	336,993
Retained earnings	12,780,309	11,176,554

Total Current Liabilities	17,881,052	15,984,358

Total Liabilities and Shareholders’ Equity	42,379,901	39,300,626

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended March 31,

	2006	2005

Sales	$19,419,584	$14,515,866
Cost of Sales	15,023,826	11,296,173

Gross Profit	4,395,758	3,219,692
Operating Expenses
Selling and Distribution Expenses	868,016	927,089
General and Administrative Expenses	1,096,962	554,254

Total Operating Expenses	1,964,978	1,481,343

Operating Income	2,430,780	1,738,349
Financial Expenses	265,547	60,452
Non-Operating Expenses	89,675	9,153

Net Income Before Provision for Income Taxes	2,075,558	1,668,745
Provision for Income Taxes	293,608	—

Net Income Before Minority Interest	1,781,950	1,668,745
Minority Interest	178,195	166,875

Net Income Attributable to Shareholders	$1,603,755	$1,501,870
Other Comprehensive Income
Foreign Currency Translation Adjustment	126,705	—
Minority Interest’s Share	12,671	—

Comprehensive Income	$1,717,789	$1,501,870
Weighted average common share - Basic	13,346,555	13,285,867
Weighted average common share - Diluted	13,347,123	13,285,867
Earnings Per Share - Basic	$0.12	$0.11
Earnings Per Share - Diluted	$0.12	$0.11

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2006.

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Minority Interest

Beginning Balance - Dec 31, 2004	13,282,253	$26,565	$4,082,246	$6,226,944	—	$10,335,755	$1,148,418
Commom Stock - Adjustment for fractional shares	3,614	7	-7	—	—	—	—
Net Income	—	—	—	1,501,870	—	1,501,870	166,875

Ending Balance - Mar 31, 2005	13,285,867	$26,572	$4,082,239	$7,728,814	—	$11,837,625	$1,315,293

Beginning Balance - Dec 31, 2005	13,346,555	$26,693	$4,444,118	$11,176,554	$336,993	$15,984,358	$1,735,818
Net Income	—	—	—	1,603,755	—	1,603,755	178,195
Other Comprehensive Income (Loss)	—	—	—	—	114,035	114,035	12,671
Paid In Capital Contributions	—	—	178,904	—	—	178,904	—

Ending Balance - Mar 31, 2006	13,346,555	$26,693	$4,623,022	$12,780,309	$451,028	$17,881,052	$1,926,684

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

	2006	2005

Cash Flows from Operating Activities
Net Income	$1,603,755	$1,501,870
Adjustments to reconcile net income to net cash from operating activities:
Minority Interest	178,195	168,875
Bad Debt Expense	156,875	—
Depreciation and Amortization	264,994	192,004
Stock-Based Compensation Expense	4,970	—
Changes in Assets and Liabilities:
Accounts Receivable	(3,490,237)	(4,615,591)
Other Receivables	(462,357)	363,465
Notes Receivables	(668,816)	(634,772)
Inventory	1,377,810	110,860
Prepayments	480,151	(654,619)
Account Payables	1,863,146	(273,093)
Deposits Received from Customers	(242,808)	931,777
Other Payables and Accrued Expenses	886,686	662,659

Net Cash Flows from Operating Activities	1,952,364	(2,248,564)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	(282,540)	(286,703)
Investment in Construction in Progress	(88,276)	—

Net Cash Flows from Investing Activities	(370,816)	(286,703)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans	(1,515,603)	2,415,459

Net Cash Flows from Financing Activities	(1,515,603)	2,415,459
Effects on changes in foreign exchange rate	126,705	—
Net Increase (Decrease) in Cash	192,650	(119,808)
Cash and Cash Equivalents - Beginning of the period	961,131	729,875

Cash and Cash Equivalents - End of the period	$1,153,781	$610,067

Supplemental Cash Flow Disclosures:
Interest Paid	$199,240	$60,452
Tax Paid	$—	$—

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

(a)		(b)	March 31, 2006	(c)	(d)	December 31, 2005

(e)	Accounts Payable and Other Payables	(f)		(g)	(h)
(i)	Shuping Chi	(j)	$—	(k)	(l)	$273,559

(m)	Total Related Parties included in Accounts Payable	(n)	$—	(o)	(p)	$273,559

(q)	(r)	(s)		(t)
(u)	Prepayment	(v)		(w)	(x)
(y)	Ruili Group Co., Ltd.	(z)	$473,000	(aa)	(bb)	$1,060,193

(cc)	Total prepayment	(dd)	$473,000	(ee)	(ff)	$1,060,193

Note E -          Accounts Receivable

The changes in the allowance for doubtful accounts at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005

Beginning balance	$914,721	$68,384
Add: Increase to allowance	156,875	846,337
Less: Accounts written off	—	—

Ending balance	$1,071,596	$914,721

Note E -          Accounts Receivable-Continued

          The company’s receivables are summarized as follows:

	March 31, 2006		December 31, 2005

Accounts receivable	(rr)	$ 29,744,732	(tt)	$ 26,254,495
Less: allowance for doubtful accounts	(ww)	1,071,596	(yy)	914,721
(ddd)

Account receivable balance, net	(ggg)	$ 28,673,136	(iii)	$ 25,339,774

Note F -          Inventories

          On March 31, 2006 and December 31, 2005, inventories consist of the following:

	March 31, 2006	December 31, 2005

Raw Material	$222,833	$747,858
Work in process	398,869	1,057,740
Finished Goods	513,071	706,985

Total Inventory	$1,134,773	$2,512,583

Note G -          Property, Plant and Equipment

          Property, plant and equipment consisted of the following, on March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Machinery	$8,967,719	$8,706,039
Moulds	1,087,434	1,080,291
Office equipment	191,884	185,088
Vehicle	176,450	169,529

Sub-Total	10,423,487	10,140,947
Less: Accumulated depreciation	(3,287,358)	(3,024,281)

PPE, Net	$7,136,129	$7,116,666

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

Note Q -          Stock Compensation Plan

The Company’s 2005 Stock Compensation Plan (the Plan) permits the grant of share options and shares to its employees for up to 1,700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

Pursuant to the Plan, the Company issued 60,000 options with an exercise price of $4.79 per share on March 1, 2006. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedules.

Number of Shares	% of Shares Issued	Initial Vesting Date

60,000	100%	March 1, 2009

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised, “Share-Based Payment.” The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend yield	0.00%
Expected Volatility	96.54%
Risk-free interest rate	4.59%
Expected life	3 years
Stock price at date of grant	$4.79
Exercise Price	$4.79

Total deferred stock-based compensation expenses related to 60,000 stock options granted within the first quarter ended March 31, 2006 amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $4,970 for the three months ended March 31, 2006. As of March 31, 2006, there was $173,934 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 2.9 years.

A summary of option activity under the Plan as of March 31, 2006 and changes during the three months then ended is as follows:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	2.9 Years	173,934
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2006	60,000	$4.79	2.9 Years	$173,934

Exercisable at March 31, 2006	—	—	—	—

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

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $1,096,962 for the three months ended March 31, 2006, as compared to $ 554,254 for the same period of 2005, an increase of $542,708 or 97.9%. The major increase came from an increase in professional fees of $300,070 and bad debt expenses of $156,875.  The professional fees included audit and legal fees associated with SEC filings, directors’ fees and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity.  The remaining general and administrative expenses as a percentage of sales decreased as compared to the same period of 2005 since most of these expenses are fixed in nature.

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

FINANCIAL CONDITION

          Liquidity and Capital Resources

          OPERATING - The Company’s operations generated cash of $1,952,364 for the first quarter ended March 31, 2006, as compared to a negative operating cash flow of $2,248,564 for the same period of 2005, primarily as a result of the following:

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

          INVESTING - During the first quarter ended March 31, 2006, the Company expended net cash of $370,816 in investing activities, including $282,540 for acquisition of property and equipment to support the growth of business.  For the first quarter ended March 31, 2005, the Company utilized $286,703 in investing activities.

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

STOCK—BASED COMPENSATION

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The term of the options is three years. Total deferred stock-based compensation expenses related to stock options granted within the first quarter ended March 31, 2006 amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $4,970 for the three months ended March 31, 2006.  Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements it does not expect these transactions to have a material impact on future cash outflows.

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

Dated: July 24, 2006	SORL AUTO PARTS, INC.

	By:	/s/Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer