Form 10-Q
period 2006-06-30
SORL Auto Parts Inc
filed 2006-08-11
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

As of July 31, 2006 there were 13,346,555 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

i

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

SORL AUTO PARTS, INC. AND SUBIDIARIES
Ruian City, ZheJiang Province, China

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets

		June 30, 2006		December 31, 2005

		(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	2,221,050	US$	961,131
Accounts Receivable, Net of Provision		29,368,553		25,339,774
Notes Receivable		1,155,537		1,488,104
Inventory		1,374,179		2,512,583
Prepayments		1,409,268		1,801,829
Other current assets		407,250		48,115

Total Current Assets		35,935,837		32,151,536
Fixed Assets
Property, Plant and Equipment		10,670,515		10,140,947
Less: Accumulated Depreciation		(3,494,385)		(3,024,281)

Property, Plant and Equipment, Net		7,176,130		7,116,666
Construction in progress		344,012		—
Other Assets
Deferred compensation cost-stock options		308,551		—
Intangible Assets		44,709		44,297
Less: Accumulated Amortization		(15,369)		(11,873)
Intangible Assets, Net		29,340		32,424

Total Other Assets		337,891		32,424

Total Assets	US$	43,793,870	US$	39,300,626

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	7,651,396	US$	3,746,666
Deposit Received from Customers		806,551		1,324,085
Short term bank loans		11,506,328		16,026,717
Accrued Expenses		595,968		482,982
Other Current Liabilities		424,403		—

Total Current Liabilities		20,984,646		21,580,450
Minority Interest		2,196,927		1,735,818
Shareholders’ Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized, 13,346,555 issued and outstanding as of June 30, 2006 and December 31, 2005		26,693		26,693
Additional Paid In Capital		4,922,074		4,444,118
Accumulated other comprehensive income		505,005		336,993
Retained Earnings		15,158,525		11,176,554

		20,612,297		15,984,358

Total Liabilities and Shareholders’ Equity	US$	43,793,870	US$	39,300,626

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

		Three Months Ended June 30,			Six Months Ended June 30,

		2006	2005		2006	2005

Sales	US$	20,117,002	14,924,151	US$	39,536,586	29,440,016
Cost of Sales		15,477,658	11,561,779		30,501,484	22,857,952

Gross Profit		4,639,344	3,362,372		9,035,102	6,582,064
Operating Expenses
Selling and Distribution Expenses		1,376,442	954,666		2,244,458	1,881,755
General and Administrative Expenses		86,289	652,039		1,183,251	1,206,293

Total Operating Expenses		1,462,731	1,606,705		3,427,709	3,088,048
Operating Income		3,176,613	1,755,667		5,607,393	3,494,016
Financial Expenses		(241,900)	(126,348)		(507,447)	(186,800)
Other Income		68,696	—		68,696	—
Non-Operating Expenses		(67,050)	(66,473)		(156,725)	(75,626)

Income Before Provision for Income Taxes		2,936,359	1,562,846		5,011,917	3,231,590
Provision for Income Taxes		293,897	—		587,505	—

Net Income Before Minority Interest & Other Comprehensive Income	US$	2,642,462	1,562,846	US$	4,424,412	3,231,590

Minority Interest		264,246	156,285		442,441	323,159

Net Income Attributable to Shareholders		2,378,216	1,406,561		3,981,971	2,908,431

Foreign Currency Translation Adjustment		59,974	—		186,680	—
Minority Interest’s Share		(5,997)	—		(18,668)	—

Comprehensive Income		2,432,193	1,406,561		4,149,983	2,908,431

Weighted average common share - Basic		13,346,555	13,287,055		13,346,555	13,287,055
Weighted average common share - Diluted		13,359,861	13,287,055		13,355,426	13,287,055
EPS - Basic		0.18	0.11		0.30	0.22
EPS - Diluted		0.18	0.11		0.30	0.22

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

	Three Months Ended June 30, 2006 and 2005

	Number of Share	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Beginning Balance - March 31, 2005	13,285,867	26,572	4,082,239	7,728,814	—	11,837,625	1,315,293
Common Stock – Adjustment for fractional shares	1,188	2	(2)	—	—	—	—
Net Income	—	—	—	1,406,561	—	1,406,561	156,285
Other Comprehensive Income	—	—	—	—	—	—	—
Paid In Capital Contributions	—	—	—	—	—	—	—

Ending Balance - June 30, 2005	13,287,055	26,574	4,082,237	9,135,375	—	13,244,186	1,471,577

Beginning Balance - March 31, 2006	13,346,555	26,693	4,623,022	12,780,309	451,028	17,881,052	1,926,684
Net Income	—	—	—	2,378,216	—	2,378,216	264,246
Other Comprehensive Income	—	—	—	—	53,977	53,977	5,997
Paid In Capital Contributions	—	—	299,052	—	—	299,052	—

Ending Balance - June 30, 2006	13,346,555	26,693	4,922,074	15,158,525	505,005	20,612,297	2,196,927

	Six Months Ended June 30, 2006 and 2005

	Number of Share	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Beginning Balance - December 31, 2004	13,282,253	26,565	4,082,246	6,226,944		10,335,755	1,148,418
Common Stock – Adjustment for fractional shares	4,802	9	(9)	—	—	—	—
Net Income	—	—	—	2,908,431	—	2,908,431	323,159
Other Comprehensive Income	—	—	—	—	—	—	—
Paid In Capital Contributions	—	—	—	—	—	—	—

Ending Balance - June 30, 2005	13,287,055	26,574	4,082,237	9,135,375	—	13,244,186	1,471,577

Beginning Balance - December 31, 2005	13,346,555	26,693	4,444,118	11,176,554	336,993	15,984,358	1,735,818
Net Income	—	—	—	3,981,971	—	3,981,971	442,441
Other Comprehensive Income	—	—	—	—	168,012	168,012	18,668
Paid In Capital Contributions	—	—	477,956	—	—	477,956	—

Ending Balance - June 30, 2006	13,346,555	26,693	4,922,074	15,158,525	505,005	20,612,297	2,196,927

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

		Three Months Ended June 30,			Six Months Ended June 30,

		2006	2005		2006	2005

Cash Flows from Operating Activities
Net Income	US$	2,378,216	1,406,561	US$	3,981,971	2,908,431
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		264,246	156,285		442,441	323,159
Bad Debt Expense		(943,325)	—		(786,450)	—
Depreciation and Amortization		252,001	200,653		516,995	392,657
Loss on disposal of Fixed Assets		66,903	—		66,903	—
Stock-Based Compensation Expense		164,435	—		169,405	—
Changes in Assets and Liabilities:
Account Receivables		248,361	(1,777,338)		(3,241,876)	(6,392,929)
Notes Receivables		1,001,383	(170,336)		332,567	(805,108)
Other Currents Assets		103,224	(32,907)		(359,133)	330,558
Inventory		(239,406)	(839,955)		1,138,404	(729,095)
Prepayments		(87,590)	248,863		392,561	(405,756)
Account Payables and Notes payable		2,191,393	657,116		4,054,538	384,023
Deposits Received from Customers		(274,726)	(293,533)		(517,534)	638,244
Other Currents liability		(610,270)	8,865		276,416	671,525

Net Cash Flows from Operating Activities		4,514,845	(435,727)		6,467,208	(2,684,291)
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(247,028)	(785,524)		(529,568)	(1,072,227)
Investment in Construction in progress		(255,736)	—		(344,012)	—

Net Cash Flows from Investing Activities		(502,764)	(785,524)		(873,580)	(1,072,227)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(3,004,786)	928,213		(4,520,388)	3,343,672

Net Cash flows from Financing Activities		(3,004,786)	928,213		(4,520,388)	3,343,672
Effects on changes in foreign exchange rate		59,974	—		186,679	—
Net Increase (Decrease) in Cash		1,067,269	(293,037)		1,259,919	(412,845)
Cash - Beginning of the term		1,153,781	610,067		961,131	729,875

Cash - End of the term	US$	2,221,050	317,030	US$	2,221,050	317,030

Supplemental Cash Flow Disclosures:

Interest Paid		202,700	142,689		401,940	177,015
Tax Paid		763,973	167,325		805,590	277,733

The accompanying notes are an integral part of these financial statements

SORL AUTO PARTS, INC. AND SUBIDIARIES
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

Note B -          Basis of Presentation

The condensed consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

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

Note D -          Related Party Transactions

The Company continued to purchase non-valve automotive components, raw materials and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and also has the common controlling party, i.e. the Zhang family. The following related party transactions occurred for the three or six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

PURCHASES FROM:
Ruili Group Co., Ltd.	$4,699,603	$3,547,121	$10,542,813	$7,438,274
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	154,351	—	279,745

Total	$4,699,603	$3,701,472	$10,542,813	$7,718,019

SALES TO:
Ruili Group Co., Ltd.	$44,384	649,175	$2,630,198	1,929,420

Total	$44,384	649,175	$2,630,198	1,929,420

The total purchases from Ruili Group during the three months ended June 30, 2006 consisted of $4.5 million of finished products for non-valve auto parts and $0.2 million of packaging materials. During the six months ended June 30, 2006, the breakdown was $ 10.1 million and $ 0.4 million, respectively..

	June 30, 2006	December 31, 2005

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$1,982,441	$—
Shuping Chi	—	273,559

Total	1,982,441	273,559

	June 30, 2006	December 31, 2005

Prepayment
Ruili Group Co., Ltd.	$—	$1,060,193

Total	—	1,060,193

Note E -          Accounts Receivable

The changes in the allowance for doubtful accounts at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005

Beginning balance	$914,721	$68,384
Add: Increase (Decrease) to allowance	(767,797)	846,337
Less: Accounts written off	—	—

Ending balance	$146,924	$914,721

The company’s receivables are summarized as follows:

	June 30, 2006	December 31, 2005

Accounts receivable	$29,515,477	$26,254,495
Less: allowance for doubtful accounts	(146,924)	(914,721)

Account receivable balance, net	$29,368,553	$25,339,774

Note F -          Inventories

On June 30, 2006 and December 31, 2005, inventories consisted of the following:

	June 30, 2006	December 31, 2005

Raw Material	$540,861	$747,858
Work in process	301,504	1,057,740
Finished Goods	531,814	706,985

Total Inventory	$1,374,179	$2,512,583

Note G -          Property, Plant and Equipment

Property, plant and equipment consisted of the following, on June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Machinery	$9,142,492	$8,706,039
Moulds	1,090,343	1,080,291
Office equipment	201,023	185,088
Vehicle	236,657	169,529

Sub-Total	10,670,515	10,140,947
Less: Accumulated depreciation	(3,494,385)	(3,024,281)

PPE, Net	$7,176,130	$7,116,666

Depreciation expense charged to operations was $513,499 and $389,098 for the six months ended June 30, 2006 and 2005, respectively.

Note H -          Construction In Progress

Construction in progress included an investment of $ 344,012 for a warehouse as of June 30, 2006.

Note I -          Intangible Assets

Gross intangible assets were $44,709, less accumulated amortization of $15,369 for net intangible assets of $29,340 as of June 30, 2006.  Gross intangible assets were $44,297, less accumulated amortization of $11,873 for net intangible assets of $32,424 as of December 31, 2005. Amortization expenses were $3,496 and $3,559 for the six months ended June 30, 2006 and 2005 respectively. Future estimated amortization expense is as follows:

2006	2007	2008	2009	2010	Thereafter

$1,580	$3,617	$3,617	$3,617	$3,617	$12,880

Note J -          Prepayment

Prepayment consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Raw material suppliers	$1,045,002	$1,584,192
Equipment purchase	364,266	217,637

Total prepayment	$1,409,268	$1,801,829

Note K -          Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Accrued payroll	$328,499	$297,928
Accrued rent	—	—
Accrued legal	—	—
Other accrued expenses	267,469	185,054

Total accrued expenses	$595,968	$482,982

Note L -          Bank Loans

Bank loans represented the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Secured	$11,506,328	$16,026,717

Less: Current portion	$(11,506,328)	$(16,026,717)

Non-current portion	$—	$—

These loans were from two banks, Bank of China and CITIC Bank, to finance general working capital as well as new equipment acquisition. Corporate or personal guarantees were provided for those bank loans as follows:

$8.1M	Guaranteed by Ruili Group Co., Ltd., a related party;
$2.0M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;
$1.4M	Guaranteed by Shenghuabo Group Co., Ltd., a non-related party.

The Company did not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 5.220% and 5.580% per annum.

Note M -          Income Taxes

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  According to applicable tax laws regarding Sino-Foreign Joint Venture Manufacturers, the Joint Venture was exempted from income taxes in the PRC for the fiscal years ended December 31, 2005 and 2004.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the statutory income tax rate of 26.4%, for the following three years ended December 31, 2006, 2007, and 2008.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the six months ended June 30, 2006 is as follows:

Statutory tax rate	26.4%
Tax holidays and concessions	-13.2%

Effective tax rate	13.2%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

Note N -          Lease

The Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for a ten year term ending in February 2014.  Rent expenses for the six months ended June 30, 2006 and 2005, were $226,483 and $219,504 respectively.

Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter

$213,057	$439,540	$439,540	$439,540	$439,540	$1,321,620

Note O -          Advertising Costs

Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs were $22,023 and $16,957 for the six months ended June 30, 2006 and 2005, respectively.

Note P -          Research and Development Expenses

Research and development costs are expensed as incurred and were $240,430 and $ 49,496 for the six months ended June 30, 2006 and 2005, respectively.

Note Q -          Warranty Claims

Warranty claims were $883,540 and $228,521 for the six months ended June 30, 2006 and 2005, respectively. The movement of accrued warranty expenses for the six months ended June 30, 2006 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2006	$179,932
Accrued during the six months ended June 30,2006:	$883,540
Less: Actual Paid during the six months ended June 30,2006:	$817,975

Ending balance at June 30, 2006:	$245,497

Note R -          Stock-Based Compensation

(1) The Company’s 2005 Stock Compensation Plan (the Plan) permits the grant of share options and shares to its employees for up to 1,700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

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

Dividend Yield	0.00%
Expected Volatility	96.54%
Risk-Free Interest Rate	4.59%
Contractual Term	3 years
Stock Price at Date of Grant	$4.79
Exercise Price	$4.79

Total deferred stock-based compensation expenses related to the 60,000 stock options granted within the six months ended June 30, 2006 amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $14,909 and $ 19,879 respectively for the three months ended June 30, 2006 and the six months ended June 30, 2006. As of June 30, 2006, there was $159,025 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 2.7 years.

A summary of option activity under the Plan as of June 30, 2006 and changes during the six months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2006	60,000	$4.79	2.7 Years	$130,200

Exercisable at June 30, 2006	—	—	—	—

(2) On January 5, 2006 the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company will retain Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months.

Number of Shares	% of Shares Issued	Initial Vesting Date

100,000	100%	January 5, 2006

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised, “Share-Based Payment.” The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	95.01%
Risk-Free Interest Rate	4.36%
Contractual Term	4 years
Stock Price at Date of Grant	$4.70
Exercise Price	$6.25

Total deferred stock-based compensation expenses related to the 100,000 warrants granted within the six months ended June 30, 2006 amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $ 149,526 for the six months ended June 30, 2006. As of June 30, 2006, there was $149,526 of total unrecognized compensation cost related to the share-based compensation arrangements granted under the agreement. The cost is expected to be recognized over a period of six months.

A summary of warrant activity as of June 30, 2006 and changes during the six months then ended is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	100,000	$6.25	4 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2006	100,000	$6.25	3.5 Years	$71,000

Exercisable at June 30, 2006	100,000	$6.25	3.5 Years	$71,000

Note S -          Commitments and Contingencies

None.

Note T -          Subsequent Event

None.

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

Results of Operations

(1) Results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

SALES

	Three Months ended June 30, 2006			Three Months ended June 30, 2005

Air brake valves & related components	$15.1	M	75%	$11.4	M	77%
Non-valve products	$5.0	M	25%	$3.5	M	23%

Total	$20.1	M	100%	$14.9	M	100%

          Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

          Net sales were $20,117,002 and $14,924,151 for the three months ended June 30, 2006 and 2005, respectively. Net sales for the three months ended June 30, 2006 increased by $5.2 million or 34.8% to $20.1 million, compared with the same period of 2005. The increase in sales was mainly from the international market.  This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

          A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months ended June 30, 2006%		Three Months ended June 30, 2005%

	(U.S. dollars in million)
China OEM market	$6.0	30%	$5.1	34%
China Aftermarket	$5.2	26%	$4.7	32%
International market	$8.9	44%	$5.1	34%

Total	$20.1	100%	$14.9	100%

          The sluggish Chinese heavy duty truck market has been gradually restoring. The sales for the OEM market increased $0.9 million or 17.6% for the three months ended June 30, 2006, as compared to the same period of 2005.  The Company’s strategy is to introduce more innovative products to meet the OEM customers’ needs.

          Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors.  Based on the well established and continuously improving sales networks, SORL achieved total revenue of $5.2 million in domestic aftermarket sales for the three months ended June 30, 2006, an increase of $0.5 million, or 10.6% as compared to the same period of last year.

          Export sales grew by $3.8 million or approximately 74.5% for the three months ended June 30, 2006, as compared to $5.1 million for the same period of 2005. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in these market segments.  Additionally, the Company has been able to offer a much wider product line including non-valve products which are outsourced from the Ruili Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.

COST OF SALES

          Cost of sales for the three months ended June 30, 2006 increased to $15.5 million from $ 11.6 million for the same period of 2005, a $3.9 million or 33.9 % increase which was consistent with the increase in revenues.

 GROSS PROFIT

          For the three months ended June 30, 2006, gross profit was $4,639,344, as compared to $3,362,372 for the same period of 2005, an increase of $1,276,972 or 38.0%.  Gross margin was 23.1% for the three months ended June 30, 2006, an increase of 0.6% from 22.5% for the same period of 2005.

          The approximately 3.4% appreciation of RMB against the U.S. dollar (USD) had certain negative impact on gross margin.  About 44% of total revenue for the three months ended June 30, 2006 was denominated in USD, while nearly all costs were denominated in RMB.  The impact from the appreciation of the RMB was approximately 1.1% on Gross Margin.

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchased are aluminum and steel.  For the three months ended June 30, 2006, the market price of steel remained relatively stable, but the market price of aluminum increased $425 per ton or 24.3% as compared to the same period of 2005.  The rising price of materials had an adverse impact on gross margin, since some of the increases cannot be passed on to our customers.  This negatively impacted our gross margin by approximately $0.49 million in the second quarter of 2006.

          Those negative impacts on Gross Margin were largely offset by economies of scale, shift of sales mix and consistent efforts in production technique optimization. In 2006, we took several steps to mitigate the adverse impact from the increase in raw material cost. For example, from April 2006, we used substitute material of lower cost in our production while maintaining the same quality level of products, thereby reducing material costs by approximately $0.48 million for the three months ended June 30, 2006. Meanwhile, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing productivity. Furthermore, we shifted the product mix and introduced valve products with higher profit margins. In addition, in the process of removing impurities from liquid aluminum, historically we have used the high-temperature method. The adoption of a new technique of using a low-temperature method helped save power consumption.

SELLING EXPENSES

          Selling expenses were $1,376,442 for the three months ended June 30, 2006, as compared to $954,666 for the same period of 2005, an increase of $421,776 or 44.2%. The increase was mainly due to the effect of the following factors:

          (1)     Decreased transportation expenses. The Company recorded $150,644 of transportation expenses for the three months ended June 30, 2006, as compared to $221,601 for the same period of 2005, a decrease of $70,957 or 32%, partially because of the reduced shipping costs due to the intense competition in the Chinese transportation industry, and partially because of the Company’s selling on ex-works terms to some domestic customers, as well as the efforts to optimize its shipping management and the increase in international sales which are generally made on FOB basis. In the circumstances of rising material costs, while it was difficult to pass such increased costs to customers by raising selling prices, the Company managed to require certain buyers to assume the shipping expenses for their own accounts.

          (2)     Increased product warranty expenses. The Company recorded $707,535 of product warranty expenses for the three months ended June 30, 2006, as compared to $126,988 for the same period of 2005, an increase of $580,547, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer. Due to miscommunication in certain technical parameters for the products, the Company bore the responsibility and reached an agreement with the customer for a one-time indemnification to cover its remedial expenses. The Company accrues the costs of unsettled product warranty claims based on the historical claims made in previous years.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $86,289 for the three months ended June 30, 2006, as compared to $652,039 for the same period of 2005, a decrease of $565,750 or 86.8%. The decrease was mainly due to such factors as below: The stock-based compensation expenses increased by $164,435, and there was no comparable expense in the prior year since the options were issued in 2006. The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $82,911 as compared to the same period of 2005. The R&D expense, which is included in general and administrative expenses, increased by $ 145,178 as compared to the same period of 2005, as discussed below. The aforementioned increases were largely offset by the reversing of bad debt provision of $ 943,325, which was mainly due to the collection of a significant portion of account receivables with aging over one year during the six months ended June 30, 2006. In 2005, the Company temporarily extended credit terms to certain OEM customers and aftermarket distributors as our then domestic market strategy. On the other hand, the Company still provided allowances for bad debt consistent with our normal practices. During the three months ended June 30, 2006, those account receivables under the above mentioned extended term arrangements gradually matured and were collected, hence the reversing of bad debt provision.

RESEARCH AND DEVELOPMENT EXPENSE

          Research and development expense was $177,234 for the three months ended June 30, 2006, as compared to $24,708 for the same period of 2005, an increase of $152,526, as a result of the Company’s establishment of a team to develop new innovative products.  This increase was primarily due to higher personnel-related costs resulting from an increase in employee headcount in our project team, material consumption and supplies and utilities as we strengthened our internal development efforts.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $252,001 for the three months ended June 30, 2006, compared with that of $200,653 for the same period of 2005, an increase of $51,348 or 25.6%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

          Financial expense for the three months ended June 30, 2006 increased by $115,552 to $241,900 from $126,348 for the same period of 2005.  Financial expense consists mainly of interest expense. The increase in interest expense was due to the higher outstanding debt balance during the year, reaching $11.5 million as of June 30, 2006, an increase of $3.3 million from $8.2 million at the end of June 30, 2005.  The funds were used for working capital purposes, as well as new equipment purchases, to support the anticipated increase in revenues in the third quarter of fiscal 2006.

          Interest rates ranged between 5.220% and 5.580% per annum.

OTHER INCOME

          Other income included $ 68,696 of subsidy income from local governments for the three months ended June 30, 2006. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

          There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the three years ended December 31, 2006, 2007, and 2008. Income taxes expense of $293,897 was recorded for the second quarter of 2006.

STOCK—BASED COMPENSATION

          On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants will become vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to 100,000 warrants amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $ 149,526 as of June 30, 2006.

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904.  This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $ 14,909 for the three months ended June 30, 2006.

          Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cashflow.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to $ 264,246 and $156,285 for the three months ended June 30, 2006 and 2005, respectively.

FINANCIAL CONDITION

          Liquidity and Capital Resources

          OPERATING - The Company’s operations generated cash of $4,514,845 for the three months ended June 30, 2006, as compared to a negative operating cash flow of $435,727 for the same period of 2005, primarily as a result of the following:

          1.          For the three months ended June 30, 2006, net income was $2,378,216 as compared to $1,406,561 for the same period of 2005, an increase of $971,655. The increase was primarily as a result of the increase in sales.

          2.          For the three months ended June 30, 2006, accounts receivable and trade related notes receivable decreased by $1,249,744 primarily due to the accelerating collection efforts for OEM customers.

          3.          During the three months ended June 30, 2006, inventory increased by $ 239,406, and account payables and notes payables increased by $ 2,191,393. These changes combined with the effects of the increase or decrease in other operating assets and liabilities resulted in an aggregate increase of cash inflows from operations by $ 1,082,625.

          As of June 30, 2006, the Company had cash and cash equivalents of $2,221,050, as compared to cash and cash equivalents of $961,131 as of December 31, 2005.  The Company had working capital of $ 14,951,191as of June 30, 2006, as compared to working capital of $10,571,086 as of December 31, 2005, reflecting current ratios of 1.71:1 and 1.49:1, respectively.

          INVESTING - During the three months ended June 30, 2006, the Company expended net cash of $ 502,764 in investing activities, including $247,028 for acquisition of property and equipment to support the growth of business and $ 255,736 for investment in construction in progress.  For the three months ended June 30, 2005, the Company utilized $785,524 in investing activities.

          FINANCING –During the three months ended June 30, 2006, the Company received aggregate bank loans in the amount of $1,375,757 under its credit facilities, and the Company repaid $ 4,419,381 on its outstanding debt.

          Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection.  During the quarter, the Company continued to develop high profit margin new products, as well as adopting steps for further cost saving such as improving material utilization rate.

          While we believe that funds generated from operations and our revolving bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future, we continue our efforts to raise capital to finance further expansion of production, build our international sales networks in new markets, strengthen our R&D workforce, and supplement our working capital.

(2) Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

SALES

	Six Months ended June 30, 2006			Six Months ended June 30, 2005

Air brake valves & related components	$28.7	M	73%	$22.5	M	77%
Non-valve products	$10.8	M	27%	$6.9	M	23%

Total	$39.5	M	100%	$29.4	M	100%

          Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

          Net sales were $39,536,586 and $29,440,016 for the six months ended June 30, 2006 and 2005, respectively. Net sales for the six months ended June 30, 2006 increased by $10.1 million or 34.3% to $39.5 million, compared with the same period of 2005. The increase in sales was mainly from the international market.  This increase was the result of the Company’s efforts to develop more customers and penetrate these market segments.

          A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for six months ended June 30, 2006 and 2005 is as follows:

	Six Months ended June 30, 2006%		Six Months ended June 30, 2005%

	(U.S. dollars in million)
China OEM market	$11.8	30%	$11.7	40%
China Aftermarket	$12.7	32%	$8.4	29%
International market	$15.0	38%	$9.3	31%

Total	$39.5	100%	$29.4	100%

          The sluggish Chinese heavy duty truck market has been gradually restoring. The sales for the OEM market increased only $0.1 million or 0.9% for the six months ended June 30, 2006, as compared to the same period of 2005, it is mainly due to the decrease in sales by $ 0.8 million for the first quarter of 2006 as compared to the same period of 2005.  The Company’s strategy is to introduce more innovative products to meet the OEM customers’ needs.

          Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors.  Based on the well established and continuously improving sales networks, SORL achieved total revenue of $12.7 million in domestic aftermarket sales for the six months ended June 30, 2006, an increase of $4.3 million, or 51.2% as compared to the same period of last year.

          Export sales grew by $5.7 million or approximately 61.3% for the six months ended June 30, 2006, as compared to $9.3 million for the same period of 2005. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in these market segments.  Additionally, the Company has been able to offer a much wider product line including non-valve products which are outsourced from the Ruili Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.

COST OF SALES

          Cost of sales for the six months ended June 30, 2006 increased to $30.5 million from $ 22.9 million for the same period of 2005, a $7.6 million or 33.4% increase which was consistent with the increase in revenue.

GROSS PROFIT

          For the six months ended June 30, 2006, gross profit was $9,035,102, as compared to $6,582,064 for the same period of 2005, an increase of $2,453,038 or 37.3%.  Gross margin was 22.9% for the six months ended June 30, 2006, an increase of 0.5% from 22.4% for the same period of 2005.

          The approximately 3.4% appreciation of RMB against the U.S. dollar (USD) had certain negative impact on gross margin.  About 38% of total revenue for the six months ended June 30, 2006 was denominated in USD, while nearly all costs were denominated in RMB.

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchased are aluminum and steel.  For the six months ended June 30, 2006, the market price of steel remained relatively stable, but the market price of aluminum increased $425 per ton or 24.3% as compared to the same period of 2005. The rising price of materials had an adverse impact on gross margin, since some of the increases cannot be passed on to our customers.

          Those negative impacts on Gross Margin were offset by economies of scale, shift of sales mix and consistent efforts in production technique optimization.  In 2006, we took several steps to mitigate the adverse impact from the increase in raw material cost. For example, from April 2006, we used substitute material of lower cost in our production while maintaining the same quality level of products, thereby reducing material costs by approximately $0.48 million for the six months ended June 30, 2006. Meanwhile, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing productivity. Furthermore, we shifted the product mix and introduced valve products with higher profit margins.  In addition, in the process of removing impurities from liquid aluminum, historically we have used the high-temperature method.  The adoption of a new technique of using a low-temperature method helped save power consumption.

SELLING EXPENSES

          Selling expenses were $2,244,458 for the six months ended June 30, 2006, as compared to $ 1,881,755 for the same period of 2005, an increase of $ 362,703 or 19.3%. The increase was mainly due to the effect of the following factors:

          (1)     Decreased transportation expenses. The Company recorded $371,466 of transportation expenses for the six months ended June 30, 2006, as compared to $584,554 for the same period of 2005, a decrease of $213,088 or 36.5%, partially because of the reduced shipping costs due to the fierce competition in the transportation industry, and partially because of the Company’s selling on ex-works terms to some domestic customers, as well as the efforts to optimize its shipping management and the increase in international sales which are generally made on FOB basis. In the circumstances of rising material costs, while it was difficult to pass such increased costs to customers by raising selling prices, the Company managed to require certain buyers to assume the shipping expenses for their own accounts.

          (2)     Increased product warranty expenses. The Company recorded $883,540 of product warranty expenses for the six months ended June 30, 2006, as compared to $228,521 for the same period of 2005, an increase of $655,019, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer. Due to miscommunication in certain technical parameters for the products, the Company bore the responsibility and reached an agreement with the customer for a one-time indemnification to cover its remedial expenses. The Company accrues the costs of unsettled product warranty claims based on the historical claims made in previous years.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $1,183,251 for the six months ended June 30, 2006, as compared to $ 1,206,293 for the same period of 2005, a decrease of $ 23,042 or 1.91%.The decrease was mainly due to such factors as below: The stock-based compensation expenses increased $169,405, and there was no comparable expense in the prior year since the options were issued in 2006. The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $419,776 as compared to the same period of 2005. The R&D expense, which is included in general and administrative expenses, increased by $ 190,934 as compared to the same period of 2005, as we will discussed below. The aforementioned increases were largely offset by the reversing of bad debt provision during the second quarter of 2006, as discussed above in the section of results of operations for the three months ended June 30, 2006.

RESEARCH AND DEVELOPMENT EXPENSE

          Research and development expense was $240,430 for the six months ended June 30, 2006, as compared to $49,496 for the same period of 2005, an increase of $190,934, as a result of the Company’s establishment of a team to develop new innovative products.  This increase was primarily due to higher personnel-related costs resulting from an increase in employee headcount in our project team, material consumption and supplies and utilities as we strengthened our internal development efforts.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $516,995 for the six months ended June 30, 2006, compared with that of $ 392,657 for the same period of 2005, an increase of $124,338 or 31.7%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

          Financial expense for the six months ended June 30, 2006 increased by $ 320,647 to $ 507,447, from $186,800 for the same period of 2005.  Financial expense consists mainly of interest expense. The increase in interest expense was due to the higher outstanding debt balance during the year, reaching $11.5 million as of June 30, 2006, an increase of $3.3 million from $8.2 million at the end of June 30, 2005.  The funds were used for working capital purposes, as well as new equipment purchases, to support the anticipated increase in revenues in the third quarter of fiscal 2006.

          Interest rates ranged between 5.220% and 5.580% per annum.

OTHER INCOME

          Other income included $ 68,696 of subsidy income from local governments for the six months ended June 30, 2006. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

          There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% commencing the three years ended December 31, 2006, 2007, and 2008. Income taxes expense of $ 587,505 was recorded for the six months ended June 30, 2006.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to $ 442,441 and $ 323,159 for the six months ended June 30, 2006 and 2005, respectively.

STOCK—BASED COMPENSATION

          On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 100,000 warrants granted within the six months ended June 30, 2006 amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $ 149,526 for the six months ended June 30, 2006.

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904.  This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $ 19,879 for the six months ended June 30, 2006.

          Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cashflow.

FINANCIAL CONDITION

          Liquidity and Capital Resources

          OPERATING - The Company’s operations generated cash of $6,467,208 for the six months ended June 30, 2006, as compared to a negative operating cash flow of $ 2,684,291 for the same period of 2005, primarily as a result of the following:

          1.          For the six months ended June 30, 2006, net income was $3,981,971 as compared to $ 2,908,431 for the same period of 2005, an increase of $1,073,540. The increase was primarily as a result of the increases in sales.

         2.          During the six months ended June 30, 2006, the increase or decrease of various current operating assets and liabilities resulted in an aggregate increase of cash inflows from operations of $ 2,075,943.

          As of June 30, 2006, the Company had cash and cash equivalents of $2,221,050, as compared to cash and cash equivalents of $961,131 as of December 31, 2005.  The Company had working capital of $ 14,951,191 as of June 30, 2006, as compared to working capital of $10,571,086 as of December 31, 2005, reflecting current ratios of 1.71:1 and 1.49:1, respectively.

          INVESTING - During the six months ended June 30, 2006, the Company expended net cash of $ 873,580 in investing activities, including $ 529,568 for acquisition of property and equipment to support the growth of business and $ 344,012 for investment in construction in progress.  For the six months ended June 30, 2005, the Company utilized $ 1,072,227 in investing activities.

          FINANCING – During the six months ended June 30, 2006, the Company received aggregate bank loans in the amount of $7,113,564 under its credit facilities, and the Company repaid $11,778,742 on its outstanding debt.

          Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments, the Company also placed more emphasis on receivable collection.  During the quarter, the Company continued to develop high profit margin new products, as well as adopting steps for further cost saving such as improving material utilization rate.

          While we believe that funds generated from operations and our revolving bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future, we continue our efforts to raise capital to finance further expansion of production, build our international sales networks in new markets, strengthen our R&D workforce, and supplement our working capital.

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

Item 4.          Quantitative and Qualitative Disclosures about Market Risk

          The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

          With respect to foreign currency exchange rates, the approximately 3.4% appreciation or fluctuation of the RMB against the USD did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD.  This is because of the relatively small change and our ability to absorb such effect through cost saving approaches.  It is believed that further RMB appreciation against USD, if any, would be on a gradual basis with relatively small adjustments, so as to avoid a drastic impact on the Chinese economy as a whole.

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

Dated: August 8, 2006	SORL AUTO PARTS, INC.

	By:	/s/Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer

	By:	/s/Zong Yun Zhou

	Name:	Zong Yun Zhou
	Title:	Chief Financial Officer
(Principal Financial Officer)