Form 10-K/A
period 2005-12-31
SORL Auto Parts Inc
filed 2006-08-30
CIK 714284

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No. 3

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

State issuer’s revenues for its most fiscal year December 31, 2005:  $64.0 Million

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.  As of June 30, 2006, the value was $12,530,000.

State the number of shares outstanding of each of the issuer’s classes of common equity:  13,346,555 as of March 8, 2006.

Reason For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

•

The column headings in the statements of cash flows for the years ended December 31, 2005 and 2004 have been modified to clearly label them “as restated”.  This revision was necessitated by a reclassification of cash flows from notes receivable for those years from investing cash flows to operating cash flows.

•

Disclosure has been added to the financial statements under Note 20, “Restatement” to describe the effects of the restatement (of the cash flows from the changes in notes receivable balances from investing cash flows to operating cash flows) on income before extraordinary items, net income, related per share amounts, and stockholders’ equity.

•	The auditors’ report covering the financial statements for the years ended December 31, 2005 and 2004 has been revised to refer to the restatement and the related note disclosure.

•

A current report on Form 8K has been simultaneously filed to notify readers or potential readers that the financial statements previously filed for the years ended December 31, 2005 and 2004 on Form 10K filed on March 27, 2006, Form 10K/A (Amendment #1) filed on June 22, 2006 and Form 10K/A (Amendment #2) filed on July 27, 2006 should not be relied upon due to the restatement of cash flows from notes receivable from investing cash flows to operating cash flows.

- i -

TABEL OF CONTENTS

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

          As described more fully in Note 20, the financial statements for the years ended December 31, 2005 and 2004 have been restated to present the cash flows from changes in notes receivable arising from trade customers as a component of operating cash flows rather than investing cash flows as previously reported.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with generally accounting principles accepted in the United States of America.

/s/ Rotenberg and Co. LLP

ROTENBERG AND COMPANY, LLP
Rochester, New York
March 9, 2006 (Except for Note 20 as to which the date is August 10, 2006)

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

/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 1, 2004

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005		2004

Assets
Current Assets
Cash and cash equivalents	US$	961,131	729,875
Accounts receivable, net of allowance		25,339,774	12,595,905
Notes receivable		1,488,104	129,675
Inventory		2,512,583	1,875,300
Prepayments		1,801,829	1,404,710
Other current assets		48,115	393,300

Total Current Assets		32,151,536	17,128,765
Fixed Assets
Property, plant and equipment		10,140,947	7,517,796
Less: Accumulated depreciation		(3,024,281)	(2,165,142)

Fixed Assets, Net		7,116,666	5,352,654
Other Assets
Intangible assets		44,297	43,174
Less: Accumulated amortization		(11,873)	(4,454)

Intangible Assets, Net		32,424	38,720

Total Other Assets		32,424	38,720

Total Assets	US$	39,300,626	22,520,139

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and other payables	US$	3,746,666	4,717,655
Deposits received from customers		1,324,085	861,624
Short term bank loans		16,026,717	4,830,918
Accrued expenses		482,982	625,768

Total Liabilities		21,580,450	11,035,967
Minority Interest		1,735,818	1,148,417
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 and 13,282,253 issued and outstanding, respectively		26,693	26,565
Additional Paid-In capital		4,444,118	4,082,246
Accumulated other comprehensive income		336,993	—
Retained earnings		11,176,554	6,226,944

		15,984,358	10,335,755

Total Liabilities and Shareholders’ Equity	US$	39,300,626	22,520,139

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

	2005		2004	(Rounded) 2003

Sales	US$	64,182,544	46,815,037	33,121,000
Cost of Sales		49,865,235	35,904,232	26,263,000

Gross Profit		14,317,309	10,910,805	6,858,000
Expenses:
Selling and Distribution Expenses		3,919,996	2,737,652	1,610,000
General and Administrative Expenses		4,169,460	2,489,604	1,547,000
Financial Expenses		688,811	287,433	292,000

		8,778,267	5,514,689	3,449,000
Operating Income		5,539,042	5,396,116	3,409,000
Other Income		52,592	—	435,000
Non-Operating Expenses		(92,067)	(55,067)	—

Income Before Provision for Income Taxes		5,499,567	5,341,049	3,844,000
Provision for Income Taxes		—	—	546,000

Income From Continuing Operations		5,499,567	5,341,049	3,298,000
Loss From Discontinued Operations		—	—	2,148,000
Minority Interest		549,957	534,105	—

Net Income Attributable to Shareholders		4,949,610	4,806,944	1,150,000
Other Comprehensive Income
Foreign Currency Translation Adjustment		374,437	—	—
Minority Interest’s Share		37,444	—	—

Comprehensive Income (Loss)	US$	5,286,603	4,806,944	1,150,000

Earnings per Share From Continuing Operations
Basic		$0.37	$0.37	$0.25
Diluted		$0.37	$0.37	$0.25
Earnings per Share From Discontinued Operations
Basic		$—	$—	$(0.17)
Diluted		$—	$—	$(0.17)
Weighted average common shares - Basic		13,302,763	13,165,241	12,953,720
Weighted average common shares - Diluted		13,302,763	13,165,241	12,953,720

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2005, 2004, and 2003

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Balance - January 1, 2003	12,953,720	25,908	17,122,092	270,000	—	17,418,000	—
Capital Contribution	—	—	9,736,000	—	—	9,736,000	—
Net Income	—	—	—	1,150,000		1,150,000	—

Balance - December 31, 2003	12,953,720	25,908	26,858,092	1,420,000	—	28,304,000	—
Corporate Reorganization:
Distribution of discontinued operations to shareholders	—	—	(22,775,189)	—	—	(22,775,189)	—
Acquisition of Enchanted Village	328,533	657	(657)	—	—	—	—
Capital contributed by Minority Shareholder	—	—	—	—	—		614,312
Net Income	—	—	—	4,806,944	—	4,806,944	534,105

Balance - December 31, 2004	13,282,253	26,565	4,082,246	6,226,944	—	10,335,755	1,148,417
Adjustment for fractional shares	4802	9	(9)	—	—	—
Common Stock issued to consultants	10,000	20	64,980	—	—	65,000	—
Common Stock issued to employees	49,500	99	296,901	—	—	297,000	—
Net Income	—	—	—	4,949,610	—	4,949,610	549,957
Other Comprehensive Income	—	—	—	—	336,993	336,993	37,444

Balance - December 31, 2005	13,346,555	26,693	4,444,118	11,176,554	336,993	15,984,358	1,735,818

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

	(As Restated) 2005		(As Restated) 2004	(Rounded) 2003

Cash Flows from Operating Activities
Net Income	US$	4,949,610	4,806,944	1,150,000
Adjustments to reconcile net income to net cash flows from operating activities:
Minority Interest		549,957	534,105	12,000
Bad Debt Expense		846,337	68,384	—
Depreciation and Amortization		866,558	554,261	1,798,000
Stock compensation – employees		297,000	—	—
Stock compensation - financial advisory		65,000	—	—
Changes in Assets and Liabilities:
Accounts Receivable		(13,590,206)	(9,507,289)	(1,782,000)
Other Receivables		345,184	(393,300)	—
Notes Receivables		(1,358,429)	(129,675)	—
Inventory		(637,283)	(38,300)	726,000
Prepayments		(397,119)	1,197,290	(2,602,000)
Account Payables		(970,989)	4,717,655	(12,000)
Deposits Received from Customers		462,461	861,624	—
Accrued Expenses		(142,787)	625,769	—
Net Working Capital from Discontinued Operations		—	(960,876)	(11,630,000)

		(8,714,706)	2,336,592	(12,340,000)
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(2,623,151)	(593,488)	(2,016,000)
Investments in Intangible Assets		(1,123)	(28,720)	—
Investing activities - Discontinued operations		—	(16,427)	(14,924,000)

		(2,624,274)	(638,635)	(16,940,000)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		11,195,799	(968,082)	2,174,000
Financing Activities - Discontinued Operations		—	—	17,370,000
Capital Contribution – Owners		—	—	9,736,000

		11,195,799	(968,082)	29,280,000
Effects on changes in foreign exchange rate		374,437	—	—
Net Change in Cash and Cash Equivalents		231,256	729,875	—
Cash and Cash Equivalents- Beginning of the year		729,875	—	—

Cash and cash Equivalents - End of the year	US$	961,131	729,875	—

Supplemental Cash Flow Disclosures:
Interest Paid		$513,776	$287,433	$1,245,000

Income Taxes Paid		$—	$—	$435,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock Issued in Exchange for Preferred Stock		$—	$25,908	$—

Distribution of Discontinued Operations		$—	$(22,775,189)	$—

Common stock issued for advisory service		$65,000	$—	$—

Common stock issued to key employees		$297,000	$—	$—

SORL AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	DESCRIPTION OF BUSINESS

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

Warranty claims were $778,763, $205,314 and $112,063 for the fiscal years ended on December 31, 2005, 2004 and 2003 respectively. The movement of accrued warranty expenses for fiscal year 2005 is as follows:

Accrued in 2005:	$ 778,763
Less: Actual Paid in 2005:	$ (598,831)
Ending balance at 2005:	$ 179,932

NOTE 18 -	STOCK COMPENSATION PLAN

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

NOTE 20 -	RESTATEMENT

The accompanying financial statements for the years ended December 31, 2005 and 2004 have been restated to present changes in cash flows from notes receivable arising from trade customers as a component of operating cash flows rather than investing cash flows as previously reported.  The restatement affected the statements of cash flows only for 2005 and 2004.  The restatement had no impact on income from continuing operations, net income, earnings per share (basic or diluted) or stockholders’ equity.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2006.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer and Chairman