Form 10-Q/A
period 2006-03-31
SORL Auto Parts Inc
filed 2006-08-30
CIK 714284

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

Reasons for Amendment

          This filing is being amended to include, revise or omit information to improve the disclosures as follows:

•

The column headings in the statements of cash flows for the quarters ended March 31, 2006 and 2005 have been modified to clearly label them “As Restated”.  This revision was necessitated by a reclassification of cash flows from notes receivable for those quarters from investing cash flows to operating cash flows.

•

Disclosure has been added to the financial statements under Note T, “Restatement” to describe the effects of the restatement (of the cash flows from the changes in notes receivable balances from investing cash flows to operating cash flows) on income before extraordinary items, net income, related per share amounts, and stockholders’ equity.

•

A current report on Form 8K has been simultaneously filed to notify readers or potential readers that the financial statements previously filed for the quarters ended March 31, 2006 and 2005 on Form 10Q filed on May 15, 2006 and Form 10Q/A (Amendment #1) filed on July 27, 2006 should not be relied upon due to the restatement of cash flows from notes receivable from investing cash flows to operating cash flows.

•

Disclosure has been added to Note Q “Stock Compensation Plan” to clearly describe the contractual term of the options issued on March 1, 2006 as being 3 years.  Additionally, Note Q has been revised to correct the intrinsic value of the options issued on March 1, 2006.  The intrinsic value of the options issued were zero at the grant date since the market value of the stock was equal to the strike price of the options.  The previous filing erroneously reported the fair value rather than the intrinsic value.

2

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SORL AUTO PARTS, INC. AND SUBSIDIARIES
Ruian City, ZheJiang Province, China

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	1,153,781	961,131
Account receivables, net of provision	28,673,136	25,339,774
Notes receivables	2,156,920	1,488,104
Inventory	1,134,773	2,512,583
Prepayments	1,321,678	1,801,829
Other current assets	510,474	48,115

Total Current Assets	34,950,762	32,151,536
Fixed Assets
Property, plant and equipment	10,423,487	10,140,947
Less: Accumulated depreciation	(3,287,358)	(3,024,281)

Fixed Assets, Net	7,136,129	7,116,666
Construction in progress	88,276	—
Other Assets
Deferred compensation cost-stock options	173,934	—
Intangible assets	44,590	44,297
Less: Accumulated amortization	(13,790)	(11,873)

Intangible Assets, Net	30,800	32,424

Total Other Assets	204,734	32,424

Total Assets	42,379,901	39,300,626

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	5,349,133	3,485,987
Deposit received from customers	1,081,277	1,324,085
Short term bank loans	14,511,114	16,026,717
Accrued expenses	517,859	482,982
Other current liabilities	1,112,782	260,679
Total Current Liabilities	22,572,165	21,580,450
Minority Interest	1,926,684	1,735,818
Shareholders’ Equity
Common stock, $0.002 par value, 50,000,000 authorized, 13,346,555 issued and outstanding at 03/31/2006 and 12/31/2005	26,693	26,693
Paid in capital	4,623,022	4,444,118
Accumulated other comprehensive income (loss)	451,028	336,993
Retained earnings	12,780,309	11,176,554

Total Current Liabilities	17,881,052	15,984,358

Total Liabilities and Shareholders’ Equity	42,379,901	39,300,626

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended March 31,

	2006	2005

Sales	$19,419,584	$14,515,866
Cost of Sales	15,023,826	11,296,173

Gross Profit	4,395,758	3,219,692
Operating Expenses
Selling and Distribution Expenses	868,016	927,089
General and Administrative Expenses	1,096,962	554,254

Total Operating Expenses	1,964,978	1,481,343

Operating Income	2,430,780	1,738,349
Financial Expenses	265,547	60,452
Non-Operating Expenses	89,675	9,153

Net Income Before Provision for Income Taxes	2,075,558	1,668,745
Provision for Income Taxes	293,608	—

Net Income Before Minority Interest	1,781,950	1,668,745
Minority Interest	178,195	166,875

Net Income Attributable to Shareholders	$1,603,755	$1,501,870
Other Comprehensive Income
Foreign Currency Translation Adjustment	126,705	—
Minority Interest’s Share	12,671	—

Comprehensive Income	$1,717,789	$1,501,870
Weighted average common share - Basic	13,346,555	13,285,867
Weighted average common share - Diluted	13,347,123	13,285,867
Earnings Per Share – Basic	$0.12	$0.11
Earnings Per Share – Diluted	$0.12	$0.11

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR
 THE PERIOD FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2006.

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Minority Interest

Beginning Balance - Dec 31, 2004	13,282,253	$26,565	$4,082,246	$6,226,944	—	$10,335,755	$1,148,418
Common Stock - Adjustment for fractional shares	3,614	7	-7	—	—	—	—
Net Income	—	—	—	1,501,870	—	1,501,870	166,875

Ending Balance - Mar 31, 2005	13,285,867	$26,572	$4,082,239	$7,728,814	—	$11,837,625	$1,315,293

Beginning Balance - Dec 31, 2005	13,346,555	$26,693	$4,444,118	$11,176,554	$336,993	$15,984,358	$1,735,818
Net Income	—	—	—	1,603,755	—	1,603,755	178,195
Other Comprehensive Income (Loss)	—	—	—	—	114,035	114,035	12,671
Paid In Capital Contributions	—	—	178,904	—	—	178,904	—

Ending Balance - Mar 31, 2006	13,346,555	$26,693	$4,623,022	$12,780,309	$451,028	$17,881,052	$1,926,684

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

	(As Restated)	(As Restated)
	2006	2005

Cash Flows from Operating Activities
Net Income	$1,603,755	$1,501,870
Adjustments to reconcile net income to net cash from operating activities:
Minority Interest	178,195	168,875
Bad Debt Expense	156,875	—
Depreciation and Amortization	264,994	192,004
Stock-Based Compensation Expense	4,970	—
Changes in Assets and Liabilities:
Accounts Receivable	(3,490,237)	(4,615,591)
Other Receivables	(462,357)	363,465
Notes Receivables	(668,816)	(634,772)
Inventory	1,377,810	110,860
Prepayments	480,151	(654,619)
Account Payables	1,863,146	(273,093)
Deposits Received from Customers	(242,808)	931,777
Other Payables and Accrued Expenses	886,686	662,659

Net Cash Flows from Operating Activities	1,952,364	(2,248,564)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	(282,540)	(286,703)
Investment in Construction in Progress	(88,276)	—

Net Cash Flows from Investing Activities	(370,816)	(286,703)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans	(1,515,603)	2,415,459

Net Cash Flows from Financing Activities	(1,515,603)	2,415,459
Effects on changes in foreign exchange rate	126,705	—
Net Increase (Decrease) in Cash	192,650	(119,808)
Cash and Cash Equivalents - Beginning of the period	961,131	729,875

Cash and Cash Equivalents - End of the period	$1,153,781	$610,067

Supplemental Cash Flow Disclosures:
Interest Paid	$199,240	$60,452
Tax Paid	$—	$—

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

Future estimated amortization expense is as follows:

2006	2007	2008	2009	2010	Thereafter

$ 5,076	$3,617	$3,617	$3,617	$3,617	$12,880

Note I -          Prepayment

          Prepayment consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Raw material suppliers	$1,168,456	$1,584,193
Equipment purchase	153,222	217,637

Total prepayment	$1,321,678	$1,801,830

Note J -          Accrued Expenses

          Accrued expenses consisted of the following as of March 31, 2006 and December 3, 2005:

	March 31, 2006	December 31, 2005

Accrued payroll	$287,501	$297,928
Other accrued expenses	230,358	185,054

Total accrued expenses	$517,859	$482,982

Note K -          Bank Borrowings

          Bank borrowings represent the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Secured	$14,511,114	$16,026,717
Less: Current portion	14,511,114	16,026,717

Non-current portion	$—	$—

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

Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter

$ 439,540	$439,540	$439,540	$439,540	$439,540	$1,321,620

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

Note Q -          Stock Compensation Plan

The Company’s 2005 Stock Compensation Plan (the Plan) permits the grant of share options and shares to its employees for up to 1,700,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

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

A summary of option activity under the Plan as of March 31, 2006 and changes during the three months then ended is as follows:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2006	60,000	$4.79	2.9 Years	$36,600
Exercisable at March 31, 2006	—	—	—	—

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

Note T -          Restatement

          The accompanying financial statements for the quarters ended March 31, 2006 and 2005 have been restated to present changes in cash flows from notes receivable arising from trade customers as a component of operating cash flows rather than investing cash flows as previously reported.  The restatement affected the statements of cash flows only for the three months ended March 31, 2006 and 2005, respectively.  The restatement had no impact on income from continuing operations, net income, earnings per share (basic or diluted) or stockholders’ equity.

Part II   OTHER INFORMATION

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

Dated:	August 15, 2006	SORL AUTO PARTS, INC.

		By:	/s/ Xiao Ping Zhang

		Name:	Xiao Ping Zhang
		Title:	Chief Executive Officer