Form 10-Q
period 2006-09-30
SORL Auto Parts Inc
filed 2006-11-08
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to ____________________

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

As of October 31, 2006 there were 13,346,555 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

		September 30, 2006		December 31, 2005

		(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	1,190,574	US$	961,131
Accounts Receivable, Net of Provision		28,219,063		25,339,774
Notes Receivable		3,521,942		1,488,104
Inventory		2,298,109		2,512,583
Prepayments		1,719,034		1,801,829
Other current assets		1,081,395		48,115

Total Current Assets		38,030,117		32,151,536
Fixed Assets
Property, Plant and Equipment		12,147,798		10,140,947
Less: Accumulated Depreciation		(3,779,836)		(3,024,281)

Property, Plant and Equipment, Net		8,367,962		7,116,666
Construction in progress				—
Other Assets
Deferred compensation cost-stock options		218,879		—
Intangible Assets		45,200		44,297
Less: Accumulated Amortization		(16,485)		(11,873)
Intangible Assets, Net		28,715		32,424
Other Non-current Assets		56,185

Total Other Assets		303,779		32,424

Total Assets	US$	46,701,858	US$	39,300,626

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	8,438,819	US$	3,746,666
Deposit Received from Customers		967,998		1,324,085
Short term bank loans		10,874,101		16,026,717
Accrued Expenses		841,410		482,982
Other Current Liabilities		545,832		—
Total Current Liabilities		21,668,160		21,580,450
Minority Interest		2,419,374		1,735,818
Shareholders’ Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized, 13,346,555 issued and outstanding as of September 30, 2006 and December 31, 2005		26,693		26,693
Additional Paid In Capital		4,922,074		4,444,118
Accumulated other comprehensive income		740,904		336,993
Retained Earnings		16,924,653		11,176,554

		22,614,324		15,984,358

Total Liabilities and Shareholders’ Equity	US$	46,701,858	US$	39,300,626

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

		Three Months Ended September 30,			Nine Months Ended September 30,

		2006	2005		2006	2005

Sales	US$	21,288,002	16,376,928	US$	60,824,588	45,794,109
Cost of Sales		16,511,343	12,909,886		47,012,827	35,747,428

Gross Profit		4,776,659	3,467,042		13,811,761	10,046,681
Operating Expenses
Selling and Distribution Expenses		1,163,077	849,854		3,407,535	2,732,863
General and Administrative Expenses		1,028,862	822,925		2,212,113	2,027,085

Total Operating Expenses		2,191,939	1,672,779		5,619,648	4,759,948
Operating Income		2,584,720	1,794,263		8,192,113	5,286,733
Financial Expenses		259,587	145,168		767,034	331,254
Other Income		24,280	—		92,976	—
Non-Operating Expenses		75,841	12,642		232,566	88,615

Income Before Provision for Income Taxes		2,273,572	1,636,453		7,285,489	4,866,864
Provision for Income Taxes		311,208	—		898,713	—

Net Income Before Minority Interest & Other Comprehensive Income	US$	1,962,364	1,636,453	US$	6,386,776	4,866,864

Minority Interest		(196,236)	(163,645)		(638,677)	(486,686)

Net Income Attributable to Shareholders		1,766,128	1,472,808		5,748,099	4,380,178

Foreign Currency Translation Adjustment		262,110	312,320		448,790	312,320
Minority Interest’s Share		(26,211)	(31,232)		(44,879)	(31,232)

Comprehensive Income		2,002,027	1,753,896		6,152,010	4,661,266

Weighted average common share - Basic		13,346,555	13,297,055		13,346,555	13,290,388
Weighted average common share - Diluted		13,368,387	13,297,055		13,360,639	13,290,388
EPS - Basic		0.13	0.11		0.43	0.33
EPS - Diluted		0.13	0.11		0.43	0.33

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30, 2006 and 2005

	Number of Share	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders’ Equity	Minority Interest

Beginning Balance - December 31, 2004	13,282,253	26,565	4,082,246	6,226,944	—	10,335,755	1,148,418
Common Stock – Adjustment for fractional shares	4,802	9	-9	—	—	—	—
Common Stock – Issuance for payment financial advisory services	10,000	20	64,980			65,000
Net Income	—	—	—	4,380,178	—	4,380,178	486,686
Other Comprehensive Income	—	—	—	—	281,088	281,088	31,232
Paid In Capital Contributions	—	—	—	—	—	—

Ending Balance - September 30, 2005	13,297,055	26,594	4,147,217	10,607,122	281,088	15,062,021	1,666,336

Beginning Balance - December 31, 2005	13,346,555	26,693	4,444,118	11,176,554	336,993	15,984,358	1,735,818
Net Income	—	—	—	5,748,099	—	5,748,099	638,677
Other Comprehensive Income	—	—	—	—	403,911	403,911	44,879
Paid In Capital Contributions	—	—	477,956	—	—	477,956	—

Ending Balance - September 30, 2006	13,346,555	26,693	4,922,074	16,924,653	740,904	22,614,324	2,419,374

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		Three Months Ended Septmber 30,			Nine Months Ended September 30,

		2006	2005		2006	2005

Cash Flows from Operating Activities
Net Income	US$	1,766,128	1,472,808	US$	5,748,099	4,380,178
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		196,236	163,645		638,677	486,686
Bad Debt Expense		(83,168)	—		(869,618)	—
Depreciation and Amortization		266,058	236,010		783,053	628,667
Loss on disposal of Fixed Assets		2,129	—		69,032	—
Stock-Based Compensation Expense		89,672	65,000		259,077	65,000
Changes in Assets and Liabilities:
Account Receivables		1,250,818	(3,875,970)		(1,991,058)	(10,268,899)
Notes Receivables		(2,366,405)	502,107		(2,033,838)	(303,001)
Other Currents Assets		(674,145)	(117,701)		(1,033,278)	212,857
Inventory		(923,930)	(115,928)		214,474	(845,023)
Prepayments		(309,766)	513,864		82,795	108,108
Account Payables and Notes payable		787,423	(1,935,640)		4,841,961	(1,551,615)
Deposits Received from Customers		161,447	363,490		(356,087)	1,001,852
Other Currents liability		366,871	100,287		643,287	772,873

Net Cash Flows from Operating Activities		529,368	(2,628,028)		6,996,576	(5,312,317)
Cash Flows from Investing Activities
Acquisition of Property and Equipment		(1,189,727)	(902,847)		(1,719,295)	(1,975,074)
Investment in Construction in progress		—	—		(344,012)	—

Net Cash Flows from Investing Activities		(1,189,727)	(902,847)		(2,063,307)	(1,975,074)
Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(632,227)	3,623,882		(5,152,615)	6,967,553

Net Cash flows from Financing Activities		(632,227)	3,623,882		(5,152,615)	6,967,553
Effects on changes in foreign exchange rate		262,110	311,415		448,789	311,415
Net Increase (Decrease) in Cash		(1,030,476)	404,422		229,443	(8,423)
Cash - Beginning of the term		2,221,050	317,030		961,131	729,875

Cash - End of the term	US$	1,190,574	721,452	US$	1,190,574	721,452

Supplemental Cash Flow Disclosures:
Interest Paid		163,862	139,286		565,802	316,301
Tax Paid		297,662	318,813		586,420	596,546

The accompanying notes are an integral part of these financial statements

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

Note D -          Related Party Transactions

          The Company continued to purchase non-valve automotive components, raw materials and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and also has the common controlling party, i.e. the Zhang family. The following related party transactions occurred for the three or nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

PURCHASES FROM:
Ruili Group Co., Ltd.	$5,435,210	$5,035,404	$15,978,023	$12,473,678
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	—	—	279,745

Total	$5,435,210	$5,035,404	$15,978,023	$12,753,422
SALES TO:
Ruili Group Co., Ltd.	$1,768,115	1,521,018	$4,398,313	3,450,438

Total	$1,768,115	1,521,018	$4,398,313	3,450,438

          The total purchases from Ruili Group during the three months ended September 30, 2006 consisted of $ 5.1 million of finished products for non-valve auto parts and $0.3 million of packaging materials. During the nine months ended September 30, 2006, the breakdown was $ 15.2 million and $ 0.7 million, respectively.

	September 30, 2006	December 31, 2005

ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$2,357,875	$—
Shuping Chi	—	273,559

Total	2,357,875	273,559

	September 30, 2006	December 31, 2005

Prepayment
Ruili Group Co., Ltd.	$—	$1,060,193

Total	—	1,060,193

Note E -          Accounts Receivable

The changes in the allowance for doubtful accounts at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005

Beginning balance	$914,721	$68,384
Add: Increase (Decrease) to allowance	(851,125)	846,337
Less: Accounts written off	—	—

Ending balance	$63,596	$914,721

The company’s receivables are summarized as follows:

	September 30, 2006	December 31, 2005

Accounts receivable	$28,282,659	$26,254,495
Less: allowance for doubtful accounts	(63,596)	(914,721)

Account receivable balance, net	$28,219,063	$25,339,774

Note F -          Inventories

On September 30, 2006 and December 31, 2005, inventories consisted of the following:

	September 30, 2006	December 31, 2005

Raw Material	$730,304	$747,858
Work in process	737,152	1,057,740
Finished Goods	830,653	706,985

Total Inventory	$2,298,109	$2,512,583

Note G -          Property, Plant and Equipment

Property, plant and equipment consisted of the following, on September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Machinery	$10,027,067	$8,706,039
Moulds	1,102,324	1,080,291
Office equipment	218,628	185,088
Vehicle	274,130	169,529
Building	525,649

Sub-Total	12,147,798	10,140,947
Less: Accumulated depreciation	(3,779,836)	(3,024,281)

PPE, Net	$8,367,962	$7,116,666

Depreciation expense charged to operations was $ 778,616 and $623,123 for the nine months ended September 30, 2006 and 2005, respectively.

Note H -          Intangible Assets

Gross intangible assets were $45,200, less accumulated amortization of $16,485 for net intangible assets of $28,715 as of September 30, 2006. Gross intangible assets were $44,297, less accumulated amortization of $11,873 for net intangible assets of $32,424 as of December 31, 2005. Amortization expenses were $ 4,437 and $ 5,544 for the nine months ended September 30, 2006 and 2005 respectively. Future estimated amortization expense is as follows:

2006	2007	2008	2009	2010	Thereafter

$ 639	$3,617	$3,617	$3,617	$3,617	$12,880

Note I -          Prepayment

Prepayment consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Raw material suppliers	$833,685	$1,584,192
Equipment purchase	885,349	217,637

Total prepayment	$1,719,034	$1,801,829

Note J -          Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Accrued payroll	$390,858	$297,928
Accrued rent	—	—
Accrued legal	—	—
Other accrued expenses	450,552	185,054

Total accrued expenses	$841,410	$482,982

Note K -          Bank Loans

Bank loans represented the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Secured	$10,874,101	$16,026,717
Less: Current portion	$(10,874,101)	$(16,026,717)

Non-current portion	$—	$—

          These loans were from two banks, Bank of China and CITIC Bank, to finance general working capital as well as new equipment acquisition. Corporate or personal guarantees were provided for those bank loans as follows:

$6.9 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$2.5M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;
$1.4M	Guaranteed by Shenghuabo Group Co., Ltd., a non-related party.

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the nine months ended September 30, 2006 is as follows:

Statutory tax rate	26.4%
Tax holidays and concessions	-13.2%

Effective tax rate	13.2%

          No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

Note M -          Lease

          The Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the rental of a manufacturing plant.  The lease is for a ten year term ending in February 2014.  Rent expenses for the nine months ended September 30, 2006 and 2005, were $ 340,760 and $329,932 respectively.

          Future minimum rental payments for the years ended December 31 are as follows:

2006	2007	2008	2009	2010	Thereafter

$ 98,780	$439,540	$439,540	$439,540	$439,540	$1,321,620

Note N -          Advertising Costs

          Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs were $23,358 and $18,542 for the nine months ended September 30, 2006 and 2005, respectively.

Note M -          Research and Development Expenses

          Research and development costs are expensed as incurred and were $ 468,942 and $ 176,652 for the nine months ended September 30, 2006 and 2005, respectively.

Note P -          Warranty Claims

          Warranty claims were $1,174,437 and $287,211 for the nine months ended September 30, 2006 and 2005, respectively. The movement of accrued warranty expenses for the nine months ended September 30, 2006 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2006	$179,932
Accrued during the nine months ended September 30, 2006:	$1,174,437
Less: Actual Paid during the nine months ended September 30, 2006:	$1,077,554

Ending balance at September 30, 2006:	$276,815

Note Q -          Stock-Based Compensation

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

          Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $14,909 and $ 34,788 respectively for the three months ended September 30, 2006 and the nine months ended September 30, 2006. As of September 30, 2006, there was $ 144,116 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 2.4 years.

          A summary of option activity under the Plan as of September 30, 2006 and changes during the nine months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

1-Jan-06	—	$—	—	$—
Granted	60,000	4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2006	60,000	$4.79	2.4 Years	$78,600

Exercisable at September 30, 2006	—	—	—	—

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

          Total deferred stock-based compensation expenses related to the 100,000 warrants granted amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $74,763 and $ 224,289 respectively for the three months ended September 30, 2006 and the nine months ended September 30, 2006. As of September 30, 2006, there was $74,763 of total unrecognized compensation cost related to the share-based compensation arrangements granted under the agreement. The cost is expected to be recognized over a period of three months.

          A summary of warrant activity as of September 30, 2006 and changes during the nine months then ended is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

1-Jan-06	—	$—	—	$—
Granted	100,000	$6.25	4 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2006	100,000	$6.25	3.3 Years	$0

Exercisable at September 30, 2006	100,000	$6.25	3.3 Years	$0

Note R -          Commitments and Contingencies

None.

Note S -          Subsequent Event

The Company has filed with the Securities and Exchange Commission a registration statement for a follow-on public offering of shares of the Company’s Common Stock for up to $30,000,000 through Maxim Group LLC and Chardan Capital Markets LLC, as underwriters.

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

Results of Operations
(1) Results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
SALES

	Three Months end 2006			Three Months end 2005

Air brake valves & related components	$15.9	M	75%	$11.5	M	70%
Non-valve products	$5.4	M	25%	$4.9	M	30%

Total	$21.3		100%	$16.4		100%

          Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

          Net sales were $21,288,002 and $16,376,928 for the three months ended September 30, 2006 and 2005, respectively. Net sales for the three months ended September 30, 2006 increased by $4.9 million or 30% to $21.3 million, compared with the same period of 2005. The increase in sales was mainly from the international market and OEM market.  This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

          A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the three months ended September 30, 2006 and 2005 is as follows:

	Three Months end 2006%		Three Months end 2005%

	(U.S. dollars in million)
China OEM market	$6.7	32%	$4.5	27%
China Aftermarket	$5.2	24%	$4.9	30%
International market	$9.4	44%	$7.0	43%

Total	$21.3	100%	$16.4	100%

          The sluggish Chinese heavy duty truck market has been gradually restoring. The sales for the OEM market increased $2.2 million or 48.9% for the three months ended September 30, 2006, as compared to the same period of 2005.  The Company’s strategy is to introduce more innovative products to meet the OEM customers’ needs.

          Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors.  Based on the well established and continuously improving sales networks, SORL achieved total revenue of $5.2 million in domestic aftermarket sales for the three months ended September 30, 2006, an increase of $0.3 million, or 6.1% as compared to the same period of last year.

          Export sales grew by $2.4 million or approximately 34.3% for the three months ended September 30, 2006, as compared to $7.0 million for the same period of 2005. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in these market segments.  Additionally, the Company has been able to offer a much wider product line including non-valve products which are outsourced from the Ruili Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.

COST OF SALES

          Cost of sales for the three months ended September 30, 2006 increased to $16.5 million from $ 12.9 million for the same period of 2005, a $3.6 million or 27.9 % increase which was consistent with the increase in revenues.

GROSS PROFIT

          For the three months ended September 30, 2006, gross profit was $4,776,659, as compared to $3,467,042 for the same period of 2005, an increase of $1,309,617 or 37.8%.  Gross margin was 22.4% for the three months ended September 30, 2006, an increase of 1.2% from 21.2% for the same period of 2005.

          The approximately 2.5% appreciation of RMB against the U.S. dollar (USD) had certain negative impact on gross margin.  About 44% of total revenue for the three months ended September 30, 2006 was denominated in USD, while nearly all costs were denominated in RMB.  The impact from the appreciation of the RMB was approximately 0.7% on Gross Margin.

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchased are aluminum and steel.  For the three months ended September 30, 2006, the market price of steel remained relatively stable, but the market price of aluminum increased $336 per ton or 17.3% as compared to the same period of 2005.  The rising price of materials had an adverse impact on gross margin, since some of the increases cannot be passed on to our customers.  This negatively impacted our gross margin by approximately $0.52 million in the third quarter of 2006.

          Those negative impacts on Gross Margin were largely offset by economies of scale, shift of sales mix and consistent efforts in production technique optimization. In 2006, we took several steps to mitigate the adverse impact from the increase in raw material cost. For example, from April 2006, we used substitute material of lower cost in our production while maintaining the same quality level of products, thereby reducing the negative impact associated with raw material price. Meanwhile, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing productivity. Furthermore, we shifted the product mix and introduced valve products with higher profit margins. In addition, in the process of removing impurities from liquid aluminum, historically we have used the high-temperature method. The adoption of a new technique of using a low-temperature method helped save power consumption.

SELLING EXPENSES

          Selling expenses were $1,163,077 for the three months ended September 30, 2006, as compared to $849,854 for the same period of 2005, an increase of $313,223 or 36.9%. The increase was mainly due to the effect of the following factors:

(1)

Increased transportation expenses for domestic sales. Although the Company had taken many efforts to optimize its shipping management, with an increase of 26.6% for the sales to domestic market, the associated transportation expenses still increased by $60,697 for the three months ended September 30, 2006, as compared to $136,124 for the same period of 2005.

(2)

Decreased transportation expenses for export sales. The company recorded $99,255 for the three months ended September 30, 2006, as compared to $132,551 for the same period of 2005, a decrease of $33,296 or 25%, mainly due to the FOB basis on which the international sales are generally made since 2006.

          (3)          Increased product warranty expenses. The Company recorded $290,897 of product warranty expenses for the three months ended September 30, 2006, as compared to $58,690 for the same period of 2005, an increase of $232,207, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer. Due to miscommunication in certain technical parameters for the products, the Company bore the responsibility and reached an agreement with the customer for a one-time indemnification to cover its remedial expenses. The Company accrues the costs of unsettled product warranty claims based on the historical claims made in previous years.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $1,028,862 for the three months ended September 30, 2006, as compared to $822,925 for the same period of 2005, an increase of $205,937 or 25%. The increase was mainly due to such factors as below:

          The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $226,627, as compared to the same period of 2005. The R&D expense, which is included in general and administrative expenses, increased by $ 101,650, as compared to the same period of 2005, as discussed below.The stock-based compensation expenses increased by $24,672, as compared to $65,000 for the third quarter of 2005.

          The aforementioned increases were partly offset by the reversing of bad debt provision of $120,179, which was mainly due to the collection of a significant portion of account receivables with aging over one year during the three months ended September 30, 2006. In 2005, the Company temporarily extended credit terms to certain OEM customers and aftermarket distributors as our then domestic market strategy. On the other hand, the Company still provided allowances for bad debt consistent with our normal practices. During the three months ended September 30, 2006, those account receivables under the above mentioned extended term arrangements gradually matured and were collected, hence the reversing of bad debt provision.

          Additionally, professional fees and expenses decreased $26,833, mainly due to the over accrued professional fees and expenses in the first and second quarters, which was offset in the third quarters of 2006. This also partly offset the aforementioned increases.

RESEARCH AND DEVELOPMENT EXPENSE

           Research and development expense was $228,806 for the three months ended September 30, 2006, as compared to $127,156 for the same period of 2005, an increase of $101,650, as a result of the Company’s establishment of a team to develop new innovative products. This increase was primarily due to higher personnel-related costs resulting from an increase in employee headcount in our project team, material consumption and supplies and utilities as we strengthened our internal development efforts.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $266,058 for the three months ended September 30, 2006, compared with that of $236,010 for the same period of 2005, an increase of $30,048 or 12.7%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

          Financial expense for the three months ended September 30, 2006 increased by $114,419 to $259,587 from $145,168 for the same period of 2005.  Financial expense mainly consists of interest expense and exchange loss. The interest expense increased by $24,576 to $163,862 for the three months ended September 30, 2006, compared with that of $139,286 for the same period of 2005, mainly due to the higher outstanding average debt balance during the year. The funds were used for working capital purposes, as well as new equipment purchases, to support the anticipated increase in revenues in the fourth quarter of fiscal 2006. The account receivable and deposit received from customers which arose from exportation transaction are denominated in US dollars, the appreciation of RMB against the U.S. dollar resulted in more exchange loss during the third quarter ended September 30, 2006.The company recognized the exchange loss for the three months ended September 30,2006 and the same period of 2005, $95,809 and $5,266 respectively, and increase of $90,543.

OTHER INCOME

          Other income included $18,863 of subsidy income from local governments for the three months ended September 30, 2006. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

          There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the three years ended December 31, 2006, 2007, and 2008. Income taxes expense of $311,208 was recorded for the third quarter of 2006.

STOCK—BASED COMPENSATION

          On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants will become vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to 100,000 warrants amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $ 74,763 for the three months ended September 30, 2006.

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904.  This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $ 14,909 for the three months ended September 30, 2006.

          Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cashflow.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to $ 196,236 and $163,645 for the three months ended September 30, 2006 and 2005, respectively.

FINANCIAL CONDITION

          Liquidity and Capital Resources

          OPERATING - The Company’s operations generated cash of $529,368 for the three months ended September 30, 2006, as compared to a negative operating cash flow of $2,628,028 for the same period of 2005, primarily as a result of the following:

          1.          For the three months ended September 30, 2006, net income was $1,766,128 as compared to $1,472,808 for the same period of 2005, an increase of $293,320, the increase was primarily as a result of the increase in sales. Some expense items not resulting from cash transactions, such as the depreciation of fixed assets, amortization of intangible assets or stock-based option and bad debt expense contributed an increase of $ 274,691 to the cash inflows from operations .

          2.         During the three months ended September 30, 2006, the increase or decrease of various current operating assets and liabilities resulted in an aggregate decrease of cash inflows from operations of $ 1,707,687.

                      As of September 30, 2006, the Company had cash and cash equivalents of $1,190,574, as compared to cash and cash equivalents of $961,131 as of December 31, 2005.  The Company had working capital of $ 16,361,957 as of September 30, 2006, as compared to working capital of $10,571,086 as of December 31, 2005, reflecting current ratios of 1.76:1 and 1.49:1, respectively.

          INVESTING - During the three months ended September 30, 2006, the Company expended net cash of $ 1,189,727 in investing activities, mainly for acquisition of property and equipment to support the growth of business.  For the three months ended September 30, 2005, the Company utilized $902,847 in investing activities.

          FINANCING –During the three months ended September 30, 2006, the Company received aggregate bank loans in the amount of $2,619,561 under its credit facilities, and the Company repaid $ 3,251,788 on its outstanding debt.

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

          The Company has filed with the Securities and Exchange Commission a registration statement for a follow-on public offering of shares of the Company’s Common Stock for up to $30,000,000 through Maxim Group LLC and Chardan Capital Markets LLC, as underwriters.

(2) Results of operations for the nine months ended September 30, 2006 as compared to the six months ended September 30, 2005.

SALES

	Nine Months end 2006			Nine Months end 2005

Air brake valves & related components	$44.6	M	73%	$34.0	M	74%
Non-valve products	$16.2	M	27%	$11.8	M	26%

Total	$60.8	M	100%	$45.8	M	100%

          Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

          Net sales were $60,824,588 and $45,794,109 for the nine months ended September 30, 2006 and 2005, respectively. Net sales for the nine months ended September 30, 2006 increased by $15 million or 32.8% to $60.8 million, compared with the same period of 2005. The increase in sales was mainly from the international market.  This increase was the result of the Company’s efforts to develop more customers and penetrate these market segments.

          A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months end 2006%		Nine Months end 2005%

	(U.S. dollars in million)
China OEM market	$18.5	30%	$16.2	35%
China Aftermarket	$17.9	29%	$13.3	29%
International market	$24.4	41%	$16.3	36%

Total	$60.8	100%	$45.8	100%

          The sluggish Chinese heavy duty truck market has been gradually restoring. The sales for the OEM market increased $2.3 million or14.2% for the nine months ended September 30, 2006, as compared to the same period of 2005. The Company’s strategy is to introduce more innovative products to meet the OEM customers’ needs.

          Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors.  Based on the well established and continuously improving sales networks, SORL achieved total revenue of $17.9 million in domestic aftermarket sales for the nine months ended September 30, 2006, an increase of $4.6 million, or 34.6% as compared to the same period of last year.

          Export sales grew by $8.1 million or approximately 49.7% for the nine months ended September 30, 2006, as compared to $16.3 million for the same period of 2005. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in these market segments.  Additionally, the Company has been able to offer a much wider product line including non-valve products which are outsourced from the Ruili Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.

COST OF SALES

          Cost of sales for the nine months ended September 30, 2006 increased to $47 million from $ 35.7 million for the same period of 2005, a $11.3 million or 31.7% increase which was consistent with the increase in revenue.

GROSS PROFIT

          For the nine months ended September 30, 2006, gross profit was $ 13,811,761, as compared to $ 10,046,681 for the same period of 2005, an increase of $ 3,765,080 or 37.5%.  Gross margin was 22.7% for the nine months ended September 30, 2006, an increase of 0.8% from 21.9% for the same period of 2005.

          About 41% of total revenue for the nine months ended September 30, 2006 was denominated in USD, while nearly all costs were denominated in RMB. The approximately 2.5% appreciation of RMB against the U.S. dollar (USD) had certain negative impact on gross margin.

          We purchase various components and raw materials for use in our manufacturing processes.  The principal raw materials we purchased are aluminum and steel.  For the nine months ended September 30, 2006, the market price of aluminum and steel continued to increase. The rising price of materials had an adverse impact on gross margin, since some of the increases cannot be passed on to our customers.

          Those negative impacts on Gross Margin were largely offset by economies of scale, shift of sales mix and consistent efforts in production technique optimization. In 2006, we took several steps to mitigate the adverse impact from the increase in raw material cost. For example, from April 2006, we used substitute material of lower cost in our production while maintaining the same quality level of products, thereby reducing the negative affection associated with raw material price. Meanwhile, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing productivity. Furthermore, we shifted the product mix and introduced valve products with higher profit margins. In addition, in the process of removing impurities from liquid aluminum, historically we have used the high-temperature method. The adoption of a new technique of using a low-temperature method helped save power consumption.

SELLING EXPENSES

          Selling expenses were $3,407,535 for the nine months ended September 30, 2006, as compared to $ 2,732,863 for the same period of 2005, an increase of $ 674,672 or 24.7%. The increase was mainly due to the effect of the following factors:

          (1) Increased transportation expenses for domestic sales. Although the Company had taken many efforts to optimize its shipping management, with an increase of 23.4% for the sales to domestic market, the associated transportation expenses still increased by $ 83,124 for the nine months ended September 30, 2006, as compared to $ 368,253 for the same period of 2005.

          (2) Decreased transportation expenses for export sales. The company recorded $ 216,165 for the nine months ended September 30, 2006, as compared to $ 484,976 for the same period of 2005, a decrease of $ 268,811 or 55%, mainly due to the FOB basis on which the international sales are generally made since 2006.

          (3) Increased product warranty expenses. The Company recorded $1,174,437 of product warranty expenses for the nine months ended September 30, 2006, as compared to $287,211 for the same period of 2005, an increase of $ 887,226, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer. Due to miscommunication in certain technical parameters for the products, the Company bore the responsibility and reached an agreement with the customer for a one-time indemnification to cover its remedial expenses. The Company accrues the costs of unsettled product warranty claims based on the historical claims made in previous years.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $ 2,212,113 for the nine months ended September 30, 2006, as compared to $ 2,027,085 for the same period of 2005, an increase of $ 185,028 or 9.1%.The increase was mainly due to such factors as below:

          The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $ 356,932, as compared to the same period of 2005. The R&D expense, which is included in general and administrative expenses, increased by $ 292,290, as compared to the same period of 2005, as discussed below.The stock-based compensation expenses increased by $ 194,077, as compared to $ 65,000 for the same period of 2005. Additionally, another increase came from an increase in professional fees of $263,152, the professional fees included audit and legal fees associated with SEC filings, related consulting fees, stock transfer fees and other items associated with the costs of being a public entity.

          The aforementioned increases were largely offset by the reversing of bad debt provision of $ 921,423, which was mainly due to the collection of a significant portion of account receivables with aging over one year during the nine months ended September 30, 2006. In 2005, the Company temporarily extended credit terms to certain OEM customers and aftermarket distributors as our then domestic market strategy. On the other hand, the Company still provided allowances for bad debt consistent with our normal practices. During the nine months ended September 30, 2006, those account receivables under the above mentioned extended term arrangements gradually matured and were collected, hence the reversing of bad debt provision.

RESEARCH AND DEVELOPMENT EXPENSE

          Research and development expense was $ 468,942 for the nine months ended September 30, 2006, as compared to $ 176,652 for the same period of 2005, an increase of $292,290, as a result of the Company’s establishment of a team to develop new innovative products.  This increase was primarily due to higher personnel-related costs resulting from an increase in employee headcount in our project team, material consumption and supplies and utilities as we strengthened our internal development efforts.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $783,053 for the nine months ended September 30, 2006, compared with that of $ 628,667 for the same period of 2005, an increase of $ 154,386 or 24.6%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

          Financial expense for the nine months ended September 30, 2006 increased by $ 435,780 to $ 767,034 from $ 331,254 for the same period of 2005.  Financial expense mainly consists of interest expense and exchange loss. The interest expense increased by $248,845 to $ 565,146 for the nine months ended September 30, 2006, compared to the $ 316,301 for the same period of 2005, mainly due to the higher outstanding average debt balance during the year. The funds were used for working capital purposes, as well as new equipment purchases, to support the anticipated increase in revenues in the fourth quarter of fiscal 2006. The account receivable and deposit received from customers which arose from exportation transaction are denominated in US dollars, the appreciation of RMB against the U.S. dollar resulted in more exchange loss during the nine months ended September 30, 2006.The company recognized the exchange loss for the nine months ended September 30,2006 and the same period of 2005, $140,306 and $14,734 respectively, and increase of $125,572.

OTHER INCOME

          Other income included $ 87,559 of subsidy income from local governments for the nine months ended September 30, 2006. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

          There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% commencing the three years ended December 31, 2006, 2007, and 2008. Income taxes expense of $ 898,713 was recorded for nine months ended September 30, 2006.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to $ 638,677 and $ 486,686 for the nine months ended September 30, 2006 and 2005, respectively.

STOCK—BASED COMPENSATION

          On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 100,000 warrants granted amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $ 224,289 for the nine months ended September 30, 2006.

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $ 34,788 for the nine months ended September 30, 2006.

          Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cashflow.

FINANCIAL CONDITION

           Liquidity and Capital Resources

          OPERATING - The Company’s operations generated cash of $6,996,576 for the nine months ended September 30, 2006, as compared to a negative operating cash flow of $ 5,312,317 for the same period of 2005, primarily as a result of the following:

          1.          For the nine months ended September 30, 2006, net income was $ 5,748,099 as compared to $ 4,380,178 for the same period of 2005, an increase of $ 1,367,921. The increase was primarily as a result of the increases in sales. Additionally, some expense items not resulting from cash transactions, such as the depreciation of fixed assets, amortization of intangible assets or stock-based option and bad debt expense contributed an increase of $ 241,544 to the cash inflows from operations.

         2.          During the nine months ended September 30, 2006, the increase or decrease of various current operating assets and liabilities resulted in an aggregate increase of cash inflows from operations of $ 368,256.

           As of September 30, 2006, the Company had cash and cash equivalents of $1,190,574, as compared to cash and cash equivalents of $961,131 as of December 31, 2005.  The Company had working capital of $ 16,361,957 as of September 30, 2006, as compared to working capital of $10,571,086 as of December 31, 2005, reflecting current ratios of 1.76:1 and 1.49:1, respectively.

          INVESTING - During the nine months ended September 30, 2006, the Company expended net cash of $ 2,063,307 in investing activities, including $ 1,719,295 for acquisition of property and equipment to support the growth of business and $ 344,012 for investment in construction in progress.  For the nine months ended September 30, 2005, the Company utilized $ 1,975,074 in investing activities.

          FINANCING – During the nine months ended September 30, 2006, the Company received aggregate bank loans in the amount of $ 9,733,125 under its credit facilities, and the Company repaid $ 15,030,530 on its outstanding debt.

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

          The Company has filed with the Securities and Exchange Commission a registration statement for a follow-on public offering of shares of the Company’s Common Stock for up to $30,000,000 through Maxim Group LLC and Chardan Capital Markets LLC, as underwriters.

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

          With respect to foreign currency exchange rates, the approximately 2.5% appreciation or fluctuation of the RMB against the USD did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD.  This is because of the relatively small change and our ability to absorb such effect through cost saving approaches.  It is believed that further RMB appreciation against USD, if any, would be on a gradual basis with relatively small adjustments, so as to avoid a drastic impact on the Chinese economy as a whole.

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

Dated: November 6, 2006	SORL AUTO PARTS, INC.

	By:	/s/Xiao Ping Zhang

	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer

	By:	/s/Zong Yun Zhou

	Name:	Zong Yun Zhou
	Title:	Chief Financial Officer
(Principal Financial Officer)