Form 10-K
period 2006-12-31
SORL Auto Parts Inc
filed 2007-03-26
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.
(Name of Issuer in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

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

State issuer’s revenues for its most fiscal year December 31, 2006: $84,898,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2006, the value was approximately $13,871,000.

State the number of shares outstanding of each of the issuer’s classes of common equity: 18,275,126 as of March 23, 2007.

-i-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (the “Registrant” or the “Company”) is engaged in the business of manufacturing and distributing automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks and buses. The Company distributes products both in China and internationally under the SORL trademarks. The Company’s product range includes 40 categories of brake valves with over 800 different specifications. According to an announcement of National Bureau of Statistics of China and China Association of Automobile Manufacturers (“CAAM”) in June 2006, the Company ranks among the top 100 automotive component suppliers in China.

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

The Joint Venture was formed in China as a sino-foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford. The Ruili Group was incorporated in the PRC in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $43.4 million.

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

On November 30, 2006, SORL completed a follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commissions and approximately $0.7 million of related offering expenses were approximately $28.2 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of offering, exercised its over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of underwriter’s discount of approximately from $0.3 million, the Company received $4.3 million. The aggregate net proceeds to SORL of this offering was approximately $32.5 million, which included the $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters.

On December 8 and 26, 2006, through Fairford, SORL invested $32.67 million in its operating subsidiary, the Ruili Group Ruian Auto Parts Co., Ltd. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $3.63 million. Accordingly. SORL continues to hold a 90% controlling interest in the operating subsidiary.

The Joint Venture is located in Ruian City, Wenzhou, Zhejiang Province, People’s Republic of China. Wenzhou is a southeast coastal city and is a center of automotive parts manufacturing in China. The Company’s main products include spring brake chambers, clutch servos, air dryers, and main valves and manual valves, all of which are widely used in the brake systems for various types of commercial vehicles weighing more than three tons such as trucks and buses. Reliable functioning of those valves is critical to safety both when driving and parking.

The Company’s Products

Through the Joint Venture, the Company manufactures and distributes commercial vehicle air brake valves and related components in China and internationally. Installed on the chassis, air brake valves include a collection of various air brake components using compressed air and functioning as the execution device for service braking and parking brake. The products are principally used in commercial vehicles weighing over three tons, such as trucks and buses. Air brake valves are critical components that ensure driving safety.

The Joint Venture makes an extensive range of air brake valves and related products covering forty categories and over eight hundred specifications, which are widely used in different types of commercial vehicles. Additionally, the Joint Venture offers a more complete product line including non-valve products, which are sourced from the Ruili Group. Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters. The Joint Venture is continually engaged in introducing new products rapidly, maintain high quality, and provide excellent customer support. When working with a customer, the Joint Venture’s goal is to understand the design intent and brand image for each product and leverage the Joint Venture’s extensive experience and innovative technology to deliver products that enable the customer to differentiate the air brake valves and related components. The Company supports its products with a full-range of styling, design, testing and manufacturing capabilities, including just-in -time and in-sequence delivery.

The following discussion describes the major products within the operations segment that the Joint Venture produces as of the date of this report.

Product	Description
RL3530 Series Spring Brake Chamber
A spring brake chamber executes the service, parking and emergency braking, when the brake system malfunctions, the products can automatically provide emergency braking force. In 2006, the Joint Venture produced 786,900 units of spring brake chambers, the largest output in China, which were supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

Clutch Servo
Clutch Servo, which are innovative clutch empower devices developed by the Joint Venture, was awarded a patent in China. They are used for controlling the performance of brake system clutches by means of a pneumatic-driven hydraulic operation. The features of this product are simpler structure, smaller size, higher durability and improved effectiveness. With an output of 465,900 units in 2006, clutch servo are currently supplied to OEM customers such as FAW Qingdao.

RL351 Series Air Dryer
Air dryers dry and purify the compressed air. Combined with unloader valves and the heating components, this new type of air dryer requires no separate installation of certain other components. The product has a compact structure and multiple functions. Furthermore, it improves the reliability of the use of other air brake system components, enhancing safe driving. Annual output of these series of products reached 191,400 units in 2006. The products are supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

Relay Valves
Electric control exhaust relay valves greatly shorten the length of pipeline between the air storing tank and the brake chamber, and, as a result, enhance the speed to operate the brake system. They are widely used in different types of commercial vehicles. Annual output is approximately 401,500 units.

Hand Brake Valves	Hand brake valves serve as an auxiliary device for parking brakes. Current annual output is about 287.7 thousand units. They are supplied to many OEM customers including FAW Qingdao.

We obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH in 2004, and its annual review in 2006 The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy. Mr. Changming Xu, head of Economic Consulting Center under the State Information Center, predicted that the continued growth of the Chinese economy will in turn result in the growth of the Chinese automotive industry for at least another decade. It is expected that, during the Eleventh “Five-Year Plan” period (2006 - 2010), China’s GDP will maintain a high growth rate of at least 7% per annum. Per CAAM’s statistics, in 2006, China’s automobile output and sales volume hit their record high, reaching 7.28 million and 7.22 million units, and increasing by 27.3% and 25.1% year over year, respectively. It is expected that China’s automobile output and sales volume would reach 8 million units in 2007. In 2006, total automobile purchases in China accounted for over 10% share of the overall global consumption, more than twice of that in 2001, in which year China joined WTO. To date, China has become world’s third largest automobile manufacturing country and the second largest automobile consumption country.

By the end of 2010, annual production of all types of trucks in China is forecasted to reach 2.2 million units, out of which approximately 0.65 million units for heavy duty trucks, representing a compounded annual growth rate (CAGR) between 10% and 15% during the period. This forecast was based on the prediction that Chinese government will continue its active fiscal policy, development plan for western China, restoration of the northeastern China traditional industrial base, investment in infrastructure projects, and strict enforcement of the ban on truck overloading.

In 2006, China’s worldwide automotive parts sales was approximately $74.4 billion. It is forecasted that the total China auto parts global sales would expand to about $187 billion in 2010, of which $82.5 billion will be for sales to original equipment manufacturers (“OEM’s”).

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

MARKET AND CUSTOMERS

The Joint Venture is the largest commercial vehicle air brake system manufacturer in China. In general, customers are divided into three groups: OEM in China, aftermarket distributors in China, and international customers, accounting for approximately 32%, 28% and 40%, respectively, of the Company’s annual sales for 2006.

OEM Market - The Joint Venture has established long-term business relationships with most of the major automobile manufacturers in China. The Joint Venture sells its products to thirty-nine (39) vehicle manufacturers, including all of the key truck manufacturers in China. In addition to heavy-duty trucks, the valves are also widely used in air brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have the Joint Venture’s air brake valves incorporated.

The table below presents comparative information for 2005 and 2006 on the Company’s top 5 OEM customers.

Ranking	Customer	% of 2006 Sales	Customer	% of 2005 Sales

1	FAW Qingdao Automobile Works	4.56%	FAW Qingdao Automobile Works	5.07%
2	First Auto Group Purchase Dept.	4.39%	First Auto Group Purchase Dept.	4.38%
3	Dongfeng Axle Co., Ltd.	3.43%	Dongfeng Axle Co., Ltd.	3.25%
4	Beiqi Foton Motor Co., Ltd. Zhucheng Automobile Works	2.07%	Liuzhou Special Auto Manufacturing Co., Ltd.	3.04%
5	Liuzhou Special Auto Manufacturing Co., Ltd.	1.71%	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.65%

Our principal OEM customers are:

FAW Qingdao Automobile Works: It is a subsidiary of FAW Group (a.k.a. First Auto Group). Established in 1953, FAW is the largest automobile manufacturer in China. During the past 50 years, its product line has expanded from a single product for trucks to a full range of light, medium and heavy vehicles, sedans and buses, with output reaching 6.4 million units. FAW has established joint ventures with major international firms such as Volkswagen and Toyota, while expanding within China through a merger with Tianjin Automobile Industry (Group) Co., Ltd.

Dongfeng Axle Co., Ltd.: It is a subsidiary of Dongfeng Motors Group. Established in 1969, Dongfeng ranks among the top three groups in China’s automotive industry. Its main products include commercial vehicles, passenger cars and automotive parts.

Beiqi Foton Motor Co., Ltd.: Headquartered in Chang Ping District, Beijing, Foton was founded in 1996. It is a public listed company with majority of state-owned shares. It possesses total assets exceeding 5 billion RMB and has about 28,000 employees. As China’s largest commercial vehicle manufacturer with a complete range of types, Foton sells under the brand names of Auman, AUV, View, Saga, Aumark, Ollin, Sup and Forland.

Aftermarket - Together with the Ruili Group, the Joint Venture has established the sales networks of twenty-eight authorized distributors covering the following seven regions nationwide:

•	Northeast Region (Harbin, Changchun, Shenyang)

•	North Region (Beijing, Shijiazhuang, Datong, Tianjin)

•	Northwest Region (Urumchi, Xi’an)

•	Southwest Region (Chongqing, Liuzhou, Kunming, Chengdu)

•	Central Region (Zhengzhou, Wuhan, Shiyan)

•	East Region (Ji’nan, Qingdao, Hefei, Hangzhou, Nanchang, Quanzhou, Shanghai, Najing, Xuzhou)

•	South Region (Guangzhou, Changsha)

The 28 distributors sell only “SORL” products and in turn channel the products through over 800 sub-distributors.

International Market - Management views the export market as the most important growth area. We have signed agreements with three distributors in UAE, Australia and US. We also actively participate in international trade shows such as those held in Paris, Frankfurt, Dubai and Las Vegas, through which the Company has been able to expand its export business. In 2006, export sales accounted for 40% of total revenue. With the exception of OEM sales to TATA in India, export sales are to the overseas aftermarket. Products are exported to more than 72 countries and regions in the world. Total export sales in 2006 increased by 45% compared to that in 2005.

Ranking	Country	Customer Name	% of 2006 Sales	Country	Customer Name	% of 2005 Sales

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.24%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.46%
2	USA	ITM	4.50%	South Africa	MICO	1.57%
3	South Africa	MICO	1.83%	Canada	F.P.	1.21%
4	Nigeria	LIL/MILA	1.35%	Taiwan, China	MITA	0.94%
5	Poland	MAKROTECH	0.87%	South Africa	POLMO	0.77%
6	South Africa	POLMO	0.73%	Spain	AIR-FREN	0.66%
7	Poland	FOTA	0.70%	USA	KTC	0.61%

COMPETITION

The Joint Venture conducts its business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. In current global automotive industry, it is a trend that vehicle manufacturers only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these components through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production, advanced technology and the ability of producing system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers who mainly target the aftermarket. However, there are not many companies who have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, the Joint Venture has established long-term business relationships with most of the major automobile manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Liuzhou Special Auto Manufacturing Co., Ltd., Beiqi Foton Motor Co., Ltd., etc. In 2006, the Joint Venture maintained an increasing market share in all sales segments, especially in overseas sales. In terms of revenues, the Company ranks among the top 100 automotive component suppliers in China. Management believes that the key success factors in the commercial vehicle air brake valves segment are product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, facilities condition, operational flexibility, customer service and overall management.

Domestic Competition - The Joint Venture has three major competitors in China: VIE, Weiming and CAFF.

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

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd.: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

Management believes the Company has the following advantages:

•	Brand Name: As China’s largest commercial vehicle air brake valves manufacturer, the Joint Venture’s “SORL” brand is widely known in the country.

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

•	Sales Networks: The Joint Venture has contracted with 28 authorized distributors covering 7 regions of China, who in turn channel “SORL” products through over 800 sub-distributors throughout China.

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

SALES AND MARKETING

To further increase our market share, in 2006, the JV expanded its sales force to strengthen its sales and marketing efforts. As a result, the headcount for domestic (PRC) sales and international sales increased to twenty-seven and thirty, respectively, from twenty-two and twenty-three. Products are sold under the “SORL” trademark, which the Joint Venture licenses on a royalty free basis from the Ruili Group. The license expires in 2019.

In China, the commercial vehicle air brake valve market can be divided into 2 segments: OEM market and aftermarket.

OEM Market - The Joint Venture sells its products to thirty nine (39) vehicle manufacturers, with most of which it has established long-term relationships. Normally, annual sales contracts with key customers are signed at the beginning of the calendar year and are revised as needed.

After experiencing a market slump in 2005, China’s heavy duty trucks output and sales volume increased by 15.4 % year over year in 2006. With the rebound of the Chinese heavy duty truck markets, the Joint Venture’s sales to the OEM market increased by $6.5 million or 31.6% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The Joint Venture expanded its OEM market share basically from its existing major customers.

Aftermarket - The Joint Venture’s products are also sold in the aftermarket for replacement purposes. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road, demand for parts has become stronger. Currently, SORL has 28 authorized distributors covering 7 regions nationwide. These distributors sell only the Joint Ventures and the Ruili Group’s products under the “SORL” trademark to over 800 distributors. The Joint Venture provides product technical services to these distributors. The Joint Venture also conducts periodic performance evaluations, and reserves the right to terminate the distributorship of those with frequent delinquencies or poor sales records, and to replace them by other selected firms. For 2006, the Company achieved total revenue of $23.9 million in domestic aftermarket sales, an increase of 18.3% from 2005.

International Markets - Export expansion is the focus of our marketing strategy. The Joint Venture sells products to over 72 countries and has signed agreements with three distributors in UAE, Australia and the U.S. as SORL’s sales centers in their regions. It also actively participates in international trade shows at Paris, Frankfurt, Dubai and Las Vegas, to update its knowledge on automobile technology and local market trends and to acquire new customers and new orders. To further penetrate the Indian market, in early 2007, the Joint Venture set up a sales office in Pune, India. In addition to supplying products to TATA Motors, the Joint Venture also focused on establishing relationships with other major OEMs and with participants in the replacement market in India.

In 2006, the Middle East segment had the largest share of overseas sales. The American segment experienced the fastest growth, followed by the European segment. Export sales grew by approximately 44.9%, from $23.4 million in 2005 to $33.9 million in 2006.

DISTRIBUTION

The Joint Venture ships finished products directly to OEM customers. The products are distributed to aftermarket customers in China through a network of 28 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

Intellectual Property and Innovation Capability

The Joint Venture currently employs 56 technical staff members, including 38 holding Engineer or Senior Engineer qualifications. Among which, 3 staff members are for intelligence, 35 for new product development and technique designing, 6 for testing, 5 for MIS and the remaining for on-site quality management.

In addition to its in-house technical force, the Joint Venture has cooperation arrangements with leading universities in automotive engineering industry, including:

•	Harbin Institute of Technology: Contract for co-development of electronic control products for automotive master cable technology; and

•
Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University: Contract for MIS projects, including the development of application software for product design innovation and production management.

Pursuant to the arrangements with these universities, we have priority rights to acquire the intellectual property which is developed. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment upon development of the technology.

We also consult with the technical staff of the Ruili Group from time to time on a no-cost basis. We collaborate with other industry research groups such as Changchun Automotive Research Institute of FAW Group and Dongfeng Automotive Research Institute of the Dongfeng Group.

Capitalizing on these resources, we have successfully developed innovative products and technologies such as a new type of clutch servo for automatic transmissions; a combined air dryer with build-in temperature-control device and unloader; and an inner-breath spring chamber which enables internal air circulation, thus reducing dirt collection and therefore enhancing the product’s reliability and durability.

In 2006, we successfully developed a number of new products and started production:

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

Patented Technologies

Currently the Joint Venture owns 11 utility patents and has filed applications for another in China and additional three in the U.S.

Know-how

Based on the many years of manufacturing experience, the Joint Venture has accumulated a substantial amount of know-how. For instance, the special formula for aluminum alloy acquired over years of repeating tests considerably improves the compactness of alloy, hence the strength of casting. The Joint Venture also keeps a confidential “protection film” processing technique to enhance the sealability of products.

The Joint Venture has taken numerous steps to protect its proprietary technologies. Specific staff is assigned to safe keep documents and filings. Critical employees are required to sign a confidentiality agreement with the Joint Venture.

Trademarks

Our principal trademark is “SORL” which we license on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2012 and we have an agreement with the Ruili Group that the license will be extended if the trademark registration for the trade name is extended. The Ruili Group has obtained a registration for “SORL” from the World Intellectual Property Organization.

PRODUCTION

The Joint Venture owns the largest commercial vehicle air brake valve products manufacturing base in China, consisting of fifteen (15) production / assembly lines. In 2006, the Joint Venture re-deployed and streamlined its production / assembly lines, enabling it to rapidly adjust its production plan to meet increasing market demands for new types. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, melding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. The Joint Venture possesses state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan as well as mainland China, including CNC processing centers, CNC lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and 3D COMERO and projectors, etc.

There are currently 1,425 production staff, most of whom are experienced and skilled workers and mechanics.

The Joint Venture leases from Ruili Group the plant building as its production facility and warehouse, for a total area of approximately 271,713 square feet. The lease began in March 2004 for a term of ten years. Annual rental is approximately $457,845.

ENVIRONMENT

The Joint Venture carries out staff training to enhance awareness of environment protection. It effects controls from the beginning to adopt environment friendly production, reducing or preventing pollution, as well as saving energy consumption and manufacturing costs. For example, intensity of noise is listed as one of the criteria in the selection of new equipment; Waste water is stored, purified and recycled in the production process; and compressing machines are used in disposal of aluminum and steel scraps, thereby saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Joint Venture in the manufacture of its products primarily include steel, aluminum, other metals, rubber and various components.

All of the materials used are generally readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and price competition. The Joint Venture maintains relationships with over twenty material suppliers. In 2006, the three largest suppliers are Shanghai Jinshi Materials Co,. Ltd, Shanghai Tongzai International Trade Co,. Ltd and Shanghai Dechen Materials Co,. Ltd, which accounted for 41.7% of the aggregate of raw materials we purchased.

Over the past two years we have experienced price increases for aluminum but no supply delays or shortages. The increases have had an adverse impact on gross profit, since some of the increases cannot be passed onto the customers. To reduce the impact of these price increases, we have taken some measures, such as selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation, not to carrying inventories of raw material in excess of those required to meet production when the market price is volatile, having short-term pricing agreements with some of our suppliers that reduce our exposure to aluminum pricing increases, and optimizing production technique to reduce raw material consumption. Furthermore, with the increase of production, we believe that the negative affect on gross margin was largely offset by economy of scale.

When planning a purchase order, with such other terms as quality, delivery and credit terms being substantially the same, the Joint Venture compares prices quoted by different suppliers in an attempt to receive the lowest price. In order to secure a purchase price and subsequently a predictable cost of sales, the Joint Venture generally makes a down payment to suppliers.

Normally, the annual purchase plan for raw materials, such as aluminum ingot and steel sheet, is determined at the beginning of the calendar year according to our OEM customer’s orders and our own forecast for the aftermarket and international sales. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement prevents us from having excess inventory when the orders from customers change.

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

•
INVEST IN THE NEXT GENERATION VALVE TECHNOLOGY. We have passed the final testing for the newly developed clutch servo with inductive displacement transducer, and placed the product in mass production in 2006. We have also completed the development of other new products such as automatic slack adjusters, loading sense proportion valves and a new type foot brake valve. Additionally, we have 102 new products in the process of developing.

•
EXPAND PRODUCTION FACILITIES TO MEET FURTHER DEMANDS. Anticipating the increasing demands for our products, management plans to acquire new facilities and procure new equipment, and also to increase the Joint Venture’s sales force.

•
FURTHER EXPANSION IN THE INTERNATIONAL MARKET. During 2006, the Joint Venture achieved approximately 44.9% growth in export sales, which accounted for 40% of total sales for the year. Management believes our products are competitive in the international market. We plan to set up additional authorized sales distributors internationally. We also plan to actively seek strategic partnerships with international distributors and manufacturers.

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

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2004, 2005 and 2006 was 9.5%, 9.4% and 10.7% respectively.

Looking forward, GDP growth in the region is forecasted about 10% in 2007. Over the long term, China’s accession to the World Trade Organization (WTO) has accelerated the capital flow to China from other developed countries.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 1621 employees, all of whom are employed full time: 41 for quality control, 56 technical staff, 57 sales and marketing staff, 1425 production workers and 42 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to five years of employment and hourly workers agree to three years. Employment contracts with all employees comply with relevant laws and regulations of China.

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

DESCRIPTION OF THE JOINT VENTURE

General

The Joint Venture was established on January 17, 2004 pursuant to the terms of a Joint Venture Agreement with the Ruili Group. Below is a description of the material terms of the Joint Venture.

Management of the Joint Venture

Pursuant to the terms of the Joint Venture Agreement, the Board of Directors of the Joint Venture consists of three directors; we have the right to designate two members of the board and the Ruili Group has the right to designate one member and we have the authority to appoint the Chairman of the Board. The majority of the Board has decision-making authority with respect to operating matters. As a result, we maintain operating control over the Joint Venture. However, at this time, our two senior executives, Messrs. Xiao Ping Zhang and Xiao Feng Zhang are the founders of the Ruili Group, and therefore there is limited independence between the two entities. The term of the Joint Venture will expire on March 4, 2019 although we anticipate that we will be able to extend such term. Extension of the agreement will be subject to negotiation with the Ruili Group and approval of the Chinese government.

JV DISTRIBUTION OF PROFITS

After provision for social welfare funds for employees and provision for taxation, the profits, if any, of the Joint Venture will be available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture’s Board of Directors. To date, the Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

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

We must attract recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. These individuals are difficult to find in China and as the economy in China expands, there is increasing competition for skilled workers. We cannot assure that we will be able to find, hire or retain such employees, or even if we are able to so hire such employees, that the financial costs therefrom will not adversely affect our net income.

Certain of our officers and directors have existing responsibilities to other businesses in addition to our company and as a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, are officers and principal stockholders of Ruili Group Co. Ltd. which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our two senior executives, Messrs, Xiao Ping Zhang and Xiao Feng Zhang are the founders of and employed at the Ruili Group. Therefore, the Ruili Group exercises considerable control over the Joint Venture. There can be no assurance that in the event of a conflict between us and the Ruili Group that the operations of the Joint Venture and our interests in the Joint Venture will not be adversely affected, or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties, licensing of certain technology, and is the landlord of our existing factory and warehouse space. The Ruili Group also sells to us certain non-valve products which allow us to fill out our product lines which in 2006 represented approximately 26% of our sales. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

We are and will continue to be under downward pricing pressures on our products from our customers and competitors which may adversely affect our growth, profit margins and net income.

We face continuing downward pricing pressure from our customers and competitors, especially in the sales of replacement parts. To retain our existing customers and gain new ones, we must continue to keep our unit prices low. In view of our need to maintain low prices on our products, our growth, profit margins and net income will suffer if we cannot effectively continue to control our manufacturing and other costs.

Our contracts with our customers are generally short-term and do not require the purchase of a minimum amount, which may result in periods of time during which we have limited orders for our products.

Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we enter into manufacturing contracts with certain of our customers who have continuing demand for a certain product, these contracts state terms such as payment method, payment period, quality standards and inspection and similar matters rather than provide firm, long-term commitments to purchase products from us. As a result of the absence of long term contracts, we could have periods during which we have no or only limited orders for our products, but will continue to have to pay the costs to maintain our work force and our manufacturing facilities and to service our indebtedness without the benefit of current revenues.

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

Our operations depend highly on Messrs. Xiao Ping Zhang, our Chief Executive Officer, and Xiao Feng Zhang, our Chief Operating Officer, and a small number of other executives and the loss of any such executive could adversely affect our ability to conduct our business.

The success of our operations depends greatly on a small number of key managers, particularly, Messrs. Xiao Ping Zhang and Xiao Feng Zhang. The loss of the services of either Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business. Even if we are able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts.

We may not be able to effectively respond to rapid growth in demand for our products and of our manufacturing operations which could adversely affect our customer relations and our growth prospects.

If we continue to be successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

We extend relatively long payment terms for accounts receivable which can adversely affect our cash flow.

As is customary in China, we currently extend relatively long payment terms to certain of our China based customers (generally 90-180 days for our OEM customers and 60-90 days for our aftermarket customers). As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, the reserves we establish for our receivables may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

We may not be able to finance the development of new products which could negatively impact our competitiveness.

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

We receive a significant portion of our revenues from a small number of customers which may make it difficult to negotiate attractive prices for our products and exposes us to risks of substantial losses if we lose certain of these customers.

Although no customer individually accounted for more than 7% of our revenues for the fiscal year ended December 31, 2006, our three largest customers accounted for approximately 15.2% and 16% of our revenues in 2006 and 2005, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. We hold eleven patents in China, and have filed applications for another in China and additional three in the U.S.. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

It may be difficult to find or integrate acquisitions which could have an adverse effect on our expansion plans.

An important component of our growth strategy is to invest in or acquire companies such as other automotive parts manufacturers and distribution companies. We may be unable to identify suitable investment or acquisition candidates or to make these investments or acquisitions on a commercially reasonable basis, if at all. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Integrating an acquired company is complex, distracting and time consuming, as well as a potentially expensive process. The successful integration of an acquisition would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;

•	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

The geographic distance between the companies, the complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of combining an acquired company. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Management’s focus on integrating operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.

With the automobile parts markets being highly competitive and many of our competitors having greater resources than we do, we may not be able to compete successfully.

The automobile parts industry is a highly competitive business. Criteria for our customers and potential customers include:

•	Quality;

•	Price/cost competitiveness;

•	Product performance;

•	Reliability and timeliness of delivery;

•	New product and technology development capability;

•	Degree of global and local presence;

•	Effectiveness of customer service; and

•	Overall management capability.

Depending on the particular product market (OEM or aftermarket) and geographic market, the number of our competitors varies significantly. Many of our competitors have substantially greater revenues and financial resources than we do, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than we have, especially where we intend to enter a new geographic market. We may not be able to compete favorably and increased competition may substantially harm our competitive position.

Internationally, we face different market dynamics and competition. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our brands, products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not able to execute our business expansion in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share.

A disruption at our sole manufacturing site would significantly interrupt our production capabilities, which could have drastic consequences to us, including threatening our financial viability.

We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Ruian City, Wenzhou, Zhejiang Province, People’s Republic of China. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, or natural disaster, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. Also, operating any new facilities may be more expensive than operating our current facility. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.

As described below, we are currently planning to establish a second manufacturing facility, also to be located in China. Even with both facilities operational, we would still be subject to a material risk to our operations if either facility experiences a significant disruption.

If we are unable to expand our manufacturing capacity as planned, we may be unable to satisfy demand for our products.

We believe we will have to expand our manufacturing capacity to meet anticipated demand for our products. We are currently constructing a new facility in Ruian City, approximately five miles from our existing facility, to meet our manufacturing demands. The construction commenced in December 2006, and as of December 31, 2006, we have spent approximately $6.1 million out of the net proceeds received from the follow-on public offering closed in November 2006. While we believe that our new facility will be completed in approximately one year, we may not be able to complete the construction of this facility within our anticipated time frame or budget. If we cannot complete the planned construction, in a timely manner, our ability to meet demand for our products would be adversely affected.

The cyclical nature of commercial vehicle production and sales could result in a reduction in automotive sales, which could adversely affect our financial liquidity.

Our sales to OEMs depend on automotive commercial vehicle production and sales by our customers, which are highly cyclical and affected by general economic conditions and other factors, including consumer spending and preferences. They also can be affected by government policies, labor relations issues, regulatory requirements, and other factors. In addition, in the last two years, the price of commercial vehicles in China has generally declined. As a result, the volume of commercial vehicle production in China has fluctuated from year to year, which cause fluctuations in the demand for our products.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins. Because it may be difficult to pass increased prices for these items on to our customers, a significant increase in the prices of our components and materials could materially increase our operating costs and adversely affect our profit margins and profitability.

Longer product life of parts may reduce aftermarket demand for some of our products.

In 2006, approximately 68% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our financial condition and liquidity.

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We have not obtained product liability insurance and therefore may be exposed to potential liability without any insurance. We cannot ensure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in a recall of such products. We cannot assure you that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

We are subject to environmental and safety regulations, which may increase our compliance costs.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China and other countries where we sell our products. To the extent that we expect to expand our operations into other geographic areas, we will become subject to such laws and regulations of those countries as well. We cannot provide assurance that we have been or will be at all times in full compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

Non-performance by our suppliers may adversely affect our operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.

We purchase various types of equipment, raw materials and manufactured component parts from our suppliers. We would be materially and adversely affected by the failure of our suppliers to perform as expected. We could experience delivery delays or failures caused by production issues or delivery of non-conforming products if our suppliers failed to perform, and we also face these risks in the event any of our suppliers becomes insolvent or bankrupt.

Our commercial viability depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies. There may be patents held by others of which we are unaware that contain claims that our products or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we know that we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. As a result, avoiding patent infringement may be difficult.

If a third party claims that we infringe its patents, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•
a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

In addition, employees, consultants, contractors and others may use the trade secret information of others in their work for us or disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties. If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.

Our international expansion plans subject us to risks inherent in doing business internationally.

Our long-term business strategy relies on the expansion of our international sales outside China by targeting markets, such as Europe and the United States. Risks affecting our international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

If we cannot continue to satisfy the Nasdaq Global Market’s listing maintenance requirements and other Nasdaq rules, our common stock could be delisted, which could negatively affect the price of our ordinary shares and your ability to sell them.

In order to maintain our listing on the Nasdaq Global Market, we will be required to comply with Nasdaq rules which include rules regarding minimum shareholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to continue to satisfy the listing maintenance requirements of the Nasdaq Global Market and other applicable Nasdaq rules. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock could be subject to delisting. If our common stock is delisted, trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the National Association of Securities Dealers, Inc.’s “electronic bulletin board.” As a consequence of any such delisting, our share price could be negatively affected and our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We have never paid cash dividends on our common stock. Our current Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds.

Risks Related to Doing Business in China

We operate from facilities that are located in China. Our principal operating subsidiary, Ruili Group Ruian Auto Parts Co., Ltd., is a sino-foreign joint venture organized under the laws of the PRC.

Changes in China’s political and economic policies and conditions could cause a substantial decline in the demand for our products and services.

Historically, we have derived a substantial portion of our revenues from China. We anticipate that China will continue to be our primary production and an important sales base in the near future and currently almost all of our assets are located in China. While the PRC government has pursued economic reforms to transform its economy from a planned economy to a market-oriented economy since 1978, a large part of the PRC economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as restrictions on lending to certain sectors of the economy, control of foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to be refined and improved. Other political, economic and social factors may also lead to further adjustments of the PRC reform measures. This refining and adjustment process may not necessarily have a positive effect on our operations and our future business development. For example, the PRC government has in the past implemented a number of measures intended to slow down certain segments of the PRC economy that the government believed to be overheating, including placing additional limitation on the ability of commercial banks to make loans by raising bank reserve-against-deposit rates. Historically, this restrictive policy on loans had the effect of decreasing infrastructure projects resulting in a decrease in demand for heavy trucks, thus adversely impacting our product sales to our OEM Customers. Because of the negative impact of the Chinese government policies on the truck manufacturers, we also were required to extend our normal credit terms to certain of these manufacturers. Our operating results may be materially and adversely affected by changes in the PRC economic and social conditions and by changes in the policies of the PRC government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Changes in foreign exchange regulation in China may affect our ability to pay dividends in foreign currencies.

Currently, the RMB is not a freely convertible currency and the restrictions on currency exchanges in China may limit our ability to use revenues generated in RMB to fund our business activities outside China or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, the PRC government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade-and service-related foreign exchange transactions, foreign debt service and payment of dividends. In accordance with the existing foreign exchange regulations in China, our PRC joint venture may pay dividends in foreign currencies, without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. The PRC government may, however, at its discretion, restrict access in the future to foreign currencies for current account transactions and prohibit us from converting our RMB-denominated earnings into foreign currencies. If this occurs, our PRC joint venture may not be able to pay us dividends in foreign currency without prior approval from SAFE. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in China and companies are required to open and maintain separate foreign exchange accounts for capital account items.

Fluctuation in the value of RMB could adversely affect the value of, and dividends payable on, our shares in foreign currency terms.

The value of RMB is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank, based on the previous day’s interbank foreign exchange market rates in China and exchange rates on the world financial markets. The official exchange rate for the conversion of RMB into U.S. dollars remained stable until RMB was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. dollar. Under the new policy, RMB will be permitted to fluctuate within a band against a basket of foreign currencies. This change in policy resulted initially in an approximately 5.7% appreciation in the value of Renminbi against the U.S. dollar. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of RMB against the U.S. dollar. Further revaluations of RMB against the U.S. dollar may also occur in the future.

The uncertain legal environment in China could limit the legal protections available to you.

The PRC legal system is a civil law system based on written statutes. Unlike the common-law system, the civil law system is a system in which decided legal cases have little precedential value. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Our PRC joint venture is a Sino-foreign joint venture and is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to foreign-invested enterprises in particular. China has made significant progress in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the promulgation of new laws, changes of existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects. In addition, as these laws, regulations and legal requirements are relatively recent and because of the limited volume of published cases and their non-binding nature, the interpretation and enforcement of those laws, regulations and legal requirements involve significant uncertainties. These uncertainties could limit the legal protections available to foreign investors, including you. For example, it is not clear if a PRC court would enforce in China a foreign court decision brought by you against us in shareholders’ derivative actions.

Moreover, the enforceability of contracts in China, especially with governmental entities, is relatively uncertain. If counterparties repudiated our contracts or defaulted on their obligations, we might not have adequate remedies. Such uncertainties or inability to enforce our contracts could materially and adversely affect our revenues and earnings.

Our primary source of funds for dividend and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties as well as the practice of such subsidiary in declaring dividends, and our ability to pay dividends or make other distributions to our shareholders is negatively affected by those restrictions, uncertainties and dividend practices.

We conduct our core business operations through our PRC joint venture. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from our PRC joint venture. Under current PRC law, our PRC joint venture is regarded as a foreign-invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. generally accepted accounting principles in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to our PRC joint venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and our PRC joint venture could restrict our ability to act in response to changing market conditions. Additionally to date, our PRC Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measure to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy.

The Chinese government may adopt additional measure to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations. For example, we believe that certain macroeconomic measures adopted by the Chinese government negatively impacted the demand for trucks in 2005, thus decreasing the demand from Chinese truck manufacturers for our products.

There can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions. A material change in reforms on economic policy could cause instability or other harmful results.

Because our principal operating company is organized under the laws of China, and substantially all of our assets are located in China, you may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on U.S. or other foreign law against our management and us.

Our joint venture operating company is incorporated under the laws of China and substantially all of our assets are located in China. In addition, all of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon certain directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in China of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in China against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a Chinese court may award civil liability, including monetary damages.

Any occurrence of serious infectious diseases, such as recurrence of severe acute respiratory syndrome (SARS) causing widespread public health problems, could adversely affect our business operations.

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

Changes in tax and other benefits may adversely impact our results of operations.

The legal authorities in China are in the process of evaluating tax and fee benefits previously provided to foreign investors and companies to encourage development within the country. These benefits may be lessened or removed with the consequence that expenses may rise impacting margins and net income.

The legal authorities are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there will be changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

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

We may seek to further expand our operations and therefore we may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in us.

A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence the outcome of stockholder votes on various matters.

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, and his brother, Xiao Feng Zhang, our Chief Operating Officer, hold approximately 49.7% and 6.2%, respectively, of the Company’s common stock. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

Compliance with the Sarbanes-Oxley act could cost hundreds of thousands of dollars, require additional personnel and require hundreds of man hours of effort, and there can be no assurance that we will have the personnel, financial resources or expertise to meet requirements of these regulations.

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, is the most sweeping legislation to affect publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort. There can be no assurance that we will have the personnel, financial resources or expertise to meet requirements of these regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our facilities are located in Ruian District of Wenzhou City in the Zhejiang Province, which is the center of automotive parts production in China. The facilities include 271,713 square feet of factory and warehouse, which we rent from the Ruili Group under a ten-year lease. The annual rent is approximately $457,845 the terms of which are at least as favorable as those that could have been obtained from an unrelated party. We also share office space of 10,764 square feet with the Ruili Group which we utilize free of charge. At the production facility, the Company has production equipment, which is imported from the United States, Korea, Taiwan as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range Of Common Stock

On April 18, 2006, SORL Auto Parts, Inc. was approved to list its common shares on the NASDAQ Capital Market and commence trading its shares on NASDAQ under the symbol “SORL”. The Company was further approved to be listed on NASDAQ Global Market on November 21, 2006. Before April 18, 2006, our shares were quoted on the Over-The-Counter Bulletin Board. The following table sets forth, for the periods indicated, the high and low prices per share of our common stock.

Quarter Ended	High	Low

2005
March 31	8.00	6.50
June 30	7.50	2.75
September 30	7.00	5.25
December 31	6.60	5.00

2006
March 31	5.95	4.16
June 30	12.00	5.65
September 30	8.21	5.81
December 31	12.00	5.77

Stockholders

At March 12, 2007, we had approximately 828 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividend

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors including economic conditions, regulatory restrictions and tax considerations. Additionally, amounts available for dividends are dependent on the profits available for distribution from our PRC joint venture. Under current PRC law, our PRC joint venture is regarded as a foreign invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to our PRC joint venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and our PRC joint venture could restrict our ability to act in response to changing market conditions. Additionally to date, our PRC Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option warrants and rights	Number of securities available for future issuance under equity compensation plans

Equity Compensation plans not approved by security holders	60,000		1,590,500

Total	60,000		1,590,500

Our 2005 Stock Compensation Plan was adopted by our board of directors in July 2005. We have reserved 1,700,000 shares for issuance under the 2005 Stock Compensation Plan of which options to purchase 60,000 shares have been granted and 49,500 shares have been awarded to date.

Recent Sales of Registered Securities; Use of Proceeds from Registered Securities.

On November 30, 2006, SORL completed its follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Maxim Group LLC and Chardan Capital Markets, LLC acted as representatives of the underwriters. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commissions and approximately $0.7 million of related offering expenses were approximately $28.2 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of the follow-on offering, exercised the over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of the underwriter’s discount of $0.3 million, approximately $4.3 million was received by the Company. The aggregate net proceeds to the Company of this offering were approximately US$32.5 million, which included $4.3 million as a result of the exercise of the over-allotment option.

As of December 31, 2006, the Company used approximately $22.7 million out of the net offering proceeds for working capital or new projects, including approximately $16.6 million for temporary repayment of short-term bank loans and $6.1 million as capital expenditures for the purchase of the land use right from the Ruili Group (a related party) and for construction of the new plant. The Company has reached agreement with local banks to temporarily repay its outstanding obligations when it has sufficient cash in account before spending the funds according to its business plan. In subsequent periods, the remaining net offering proceeds will be invested in new plant construction, new machinery and equipment purchase, R&D efforts, international sales and marketing activities, as well as to meet additional working capital requirements. Other than the payments to Ruili Group as mentioned above, none of the net offering proceeds were paid, directly or indirectly, to directors, officers and persons who beneficially own ten percent or more of our equity securities.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results or Operation” appearing elsewhere in this report.

	Years ended December 31,
(in thousands, of US dollars except per share data)	2006	2005	2004	2003	2002

RESULTS OF OPERATIONS
Revenues	84,898	64,183	46,815	33,121	24,250
Income before income tax provision	9,748	5,500	5,341	3,844	1,807
Income tax provision	(1,253)	—	—	(546)

Net income before minority interest	8,495	5,500	5,341	1,150	1,626
Minority interest	(797)	(550)	(534)	—	—
Net income attributable to shareholders	7,698	4,950	4,807	1,150	1,626

Earnings per share:
Basic	0.56	0.37	0.37	0.09	0.12
Diluted	0.56	0.37	0.37	0.09	0.12

FINANCIAL POSITION
Cash, cash equivalents and restricted cash	11,138	961	730	—	—
Total assets	70,880	39,301	22,520	12,903	7,852
Long term debt, net of current portion	—	—	—	1,208	605

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2006. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended,
	2006				2005				2004
(in thousands of US dollars except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	19,420	20,117	21,288	24,073	14,516	14,924	16,377	18,366	9,091	11,340	12,595	13,789

Operating expenses:	(1,965)	(1,463)	(2,192)	(2,740)	(1,481)	(1,607)	(1,673)	(1,351)	(1,196)	(1,227)	(1,143)	(1,949)
Income (loss) from operations	2,431	3,177	2,585	2,714	1,738	1,756	1,794	940	1,039	1,427	1,745	1,472
Interest income (expense), net	(266)	(242)	(260)	(287)	(60)	(126)	(145)	(358)	(80)	(76)	(78)	(53)
Other income (expense)	(90)	2	(52)	36	(9)	(66)	(13)	49	—	(36)	(13)	(6)

Pre-tax income (loss)	2,076	2,936	2,274	2,462	1,669	1,563	1,636	631	959	1,314	1,654	1,413
Income tax provision	(294)	(294)	(311)	(354)	—	—	—	—	—	—	—	—
Net income	1,604	2,378	1,766	1,950	1,502	1,407	1,473	568	863	1,183	1,489	1,272

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

The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts. Its headquarters are located in Ruian City of Wenzhou Area, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies. Its major product lines include valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders. Some of those products were developed and are manufactured through affiliated companies of Ruili Group. Due to its leading position in the industry, the Chairman of the Ruili Group, Mr. Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China. Mr. Zhang is also Chairman and Chief Executive Officer of the Company. The Joint Venture was established in the PRC as a Sino-foreign joint venture company with limited liability by the Ruili Group and Fairford. Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital in the aggregate amount of approximately $43.4 million.

In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”). This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machinery, and the assumption of short and long term borrowings, at a consideration of approximately $6.39million.

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

In December 2006, through Fairford, SORL invested a further approximately $32.67 million in its operating subsidiary- the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $3.63million. SORL Auto Parts, Inc. continues to hold a 90% controlling interest in the operating subsidiary.

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

RESULTS OF OPERATIONS

Year ended December 31, 2006 as compared to year ended December 31, 2005:

SALES

	Years Ended December 31,
	2006	%	2005	%
	(U.S. dollars in million)
Sales
Air brake valves & related components	$63.0	74.2%	$47.9	74.6%
Non-valve products	$21.9	25.8%	$16.3	25.4%

Total	$84.9	100.0%	$64.2	100.0%

Sales consisted of air brake valves and related components manufactured by SORL and sold to domestic OEM and aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

Total net sales were $84,898,316 and $64,182,544 for the fiscal years ended December 31, 2006 and 2005, respectively, representing an increase of $20.7 million or 32% year over year. The increase in sales was primarily due to the expansion in the domestic OEM market, the domestic aftermarket and international market as a result of improvement in the Company’s sales network.

A breakdown of net sales revenue for our three market segments, domestic OEM market, domestic aftermarket and international markets, in 2006 and 2005 is as follows:

	Years Ended December 31,
	2006	%	2005	%
	(U.S. dollars in million)
China OEM market	$27.1	32%	$20.6	32%
China Aftermarket	$23.9	28%	$20.2	32%
International market	$33.9	40%	$23.4	36%

Total	$84.9	100%	$64.2	100%

After experiencing a market decline in 2005, China’s heavy duty trucks output and sales volume increased by 15.4 % year over year in 2006. With the Chinese heavy duty truck market’s rebounding gradually, the Joint Venture’s sales for the OEM market increased by $6.5 million or 31.6% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The Joint Venture expanded its OEM market share basically from its existing major customers. The Company has been able to quickly respond to customers’ requirements for new products.

With one new distributor’s joining in 2006, we now have 28 authorized distributors covering nearly all regions in China. Those distributors are responsible for selling our products through over 800 sub-distributors in turn. With the rapid growth of commercial vehicles output in recent years and the increasing amount of vehicles on the road, demand for parts has increased. Based on our well established sales networks, SORL achieved revenue of $23.9 million in domestic aftermarket sales, an increase of $3.7 million, or 18.3% from 2005.

In 2006, the Middle East segment had the largest share of overseas sales. The American segment experienced the fastest growth, followed by the European segment. Export sales grew by approximately 44.9%, from $23.4 million in 2005 to $33.9 million in 2006. The increase reflects our continued focus on sales and marketing efforts. Moreover, the Company has been able to offer a more complete product line including non-valve products which are sourced from the Ruili Group. Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters. Those accounted for approximately 25.8 % and 25.4% of total sales in 2006 and 2005, respectively. To penetrate the India OEM market, in 2006, the Joint Venture set up a sales office in Pune, India.

COST OF SALES

Cost of sales for the fiscal year ended December 31, 2006 increased to $65.6 million from $49.9 million for the fiscal year ended December 31, 2005, $15.7 million or a 31.6% increase, consistent with the increase in revenues.

GROSS PROFIT

Gross profit for the fiscal year ended December 31, 2006 increased by approximately $5.0 million or 34.6% to $19.3 million from $14.3 million for the fiscal year ended December 31, 2005. Gross margin increased by approximately 0.4% from 22.3% in 2005 to 22.7% in 2006. The improvement in gross profit margin was primarily attributable to economies of scale, shift of products mix and the introduction of new valve products with higher profit margins and continuing efforts in production technique optimization.

We purchase various components and raw materials for use in our manufacturing processes. The principal raw materials are aluminum and steel. Aluminum and steel accounted for 33% and 17% of our total raw material purchases in 2006, respectively. For the fiscal year ended December 31, 2006, the price of steel plate decreased by approximately 22%, as compared with 2005.However, the average price of aluminum still continued to increase as it had in the past two years. The average price of aluminum increased by approximately 14 % in 2006 compared to 2005. The increased price of raw material has had an adverse effect on our profit, but the decrease in the price of steel partly offset the negative impact of the increase of aluminum. Additionally, we took several steps to lower our production cost. For example, we replaced the machining approach with a molding process, thereby reducing processing steps and materials consumption and increasing productivity. In addition, in the process of removing impurities from liquid aluminum, historically we have used the high-temperature method. The adoption of the new technique of using a low-temperature method helped save power consumption.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the fiscal year ended December 31, 2006 were $8.4 million or 9.85% of net sales compared to $8.1 million or 12.6% of net sales for the fiscal year ended December 31, 2005. The increase in expenses is primarily due to the effect of the following factors:

(1) Increased product warranty expenses. The Company recorded $1,867,514 of product warranty expenses for the fiscal year ended December 31, 2006, as compared to $778,763 for the fiscal year ended December 31, 2005, an increase of $1,088,751, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer.

(2) Professional fees increased by $303,534 compared with 2005. The professional fees include auditing and legal fees associated with SEC filings, director’s fees and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity.

(3) R&D expense, which is included in general and administrative expenses, increased by $412,129, as compared to the fiscal year ended 2005, as discussed below.

(4) The aforementioned increases were largely offset by the reversing of a bad debt provision of $ 911,000, which was mainly due to the collection of a significant portion of account receivables with aging over one year during 2006.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1.06 million for the fiscal year ended December 31, 2006, compared with depreciation and amortization expense of $0.86 million for the fiscal year ended December 31, 2005.

The increase in depreciation expense was primarily due to new investment in fixed assets, mainly production equipment and tools in 2006 in the amount of $4.4 million, to upgrade the processing techniques and increase output.

FINANCIAL EXPENSE

Financial expense for the fiscal year ended December 31, 2006 increased by $366,426 to $1,055,237 from $688,811 for the fiscal year ended December 31, 2005. Financial expense mainly consist of interest expense and exchange loss. The interest expense increased by approximately $0.26 million to approximately $0.78 million for 2006, compared with $0.52 million for 2005. The increase was mainly due to higher average borrowing levels. Additionally, accounts receivable and deposits received from customers, associated with overseas sales, are denominated in US dollars. The appreciation of the RMB against the U.S. dollar resulted in larger exchange loss during 2006. The Company recognized the exchange loss of $0.26 million and $0.15 million for the fiscal year ended December 31, 2006 and 2005, respectively, an increase of $0.11 million.

OTHER INCOME

For the fiscal year ended December 31, 2006, other income included subsidy income of $139,308 compared with $52,592 for the fiscal year ended December 31, 2005. Through local governments, these subsidies were provided to the Company as economic incentives to secure business commitments and no repayment is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the three years ended December 31, 2006, 2007, and 2008. Income taxes expense of $1,252,858 was recorded for the fiscal year ended December 31, 2006.

STOCK-BASED COMPENSATION

On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 100,000 warrants granted was $299,052. This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $ 299,052 for the fiscal year ended December 31, 2006.

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $49,697 for the fiscal year ended December 31, 2006.

Although the Company anticipates future issuances of stock awards to have a material impact on net income, we do not expect these awards to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the JV company. Minority interest in income was $ 797,117 and $549,957 for the fiscal year ended December 31, 2006 and 2005, respectively.

NET INCOME

The net income for the fiscal year ended December 31, 2006 increased by approximately $2,748,284, to $7,697,894 from net income of $4,949,610 for the fiscal year ended December 31, 2005 due to the factors discussed above. Earnings per share (“EPS”) for basic and diluted for 2006 and 2005, was $0.56 and $0.37 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING -Net cash used in operating activities was $454,474 in the year ended December 31, 2006 compared with that of $8,714,706 in the same period in 2005, a decrease of $8,260,232 or 94.8%. Our improvement in cash flow was primarily a result of the following:

Our primary cash flows from net income were realized through the sale of automotive parts. The timely collection of accounts receivable will improve our liquidity. Our lower cash flow from operating activities in 2005 was mainly attributable to increased level of accounts receivable. However, in 2006, only $0.51 million of cash outflow was due to the same factor, a decrease of $13.1 million or 96% as compared with that for 2005. This is mainly due to our efforts of collecting a significant portion of the accounts receivable aged over one year. Additionally, to meet the requirements of sales growth and capacity expansion, we were required to keep a relatively higher level of inventories than in 2005. The level of prepayments also increased, as a result of the requirements to expand production facilities and purchase raw materials. For the fiscal year ended December 31, 2006, after adjustments for non-cash items, net income provided cash inflows of $9.1 million, which largely covered the increased working capital requirements as abovementioned. Management believes our cash flow will be improved gradually through the Company’s strategic move of its sales focus from the domestic OEM market to international markets, thereby providing the Company with the ability to restructure its OEM customer base by gradually phasing out customers with lower returns and higher credit risks.

At December 31, 2006, the Company had cash and cash equivalents of $11,137,501, as compared to cash and cash equivalents of $961,131 at December 31, 2005. The Company had working capital of $47,195,220 at December 31, 2006, as compared to working capital of $10,571,086 at December 31, 2005, reflecting current ratios of 7.58:1 and1.49:1, respectively. The increase of working capital was mainly attributed to the balance of proceeds received from the follow-on public offering near the end of 2006, a large portion of which is scheduled to be gradually spent in the year of 2007.

INVESTING- Net cash used in investing activities was $10,354,802 and $2,624,274 for the fiscal years ended December 31, 2006 and 2005, respectively. During fiscal 2006, additional machines and equipment for purpose of capacity expansion were acquired for a total of $4,445,131. Other than machines and equipment, another major capital expenditure was for acquisition of the land use rights from Ruili Group (See Item 5 and Note 18) for $5,909,671. A new plant, for further expansion of air brake valves production capacity, will be constructed on the land. The Company has a total budget of approximately $15 million for this new plant building, inclusive of costs for land acquisition, leveling and construction of plant buildings.

FINANCING - Net cash provided by financing activities was $20,135,117 for the year ended December 31, 2006 compared to a net cash inflow in financing activities of $11,195,799 for the same period in 2005. During fiscal 2006, net cash provided by financing activities was primarily attributable to the net proceeds of our follow-on public offering (See Item 5) of approximately $32.5 million, including approximately $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters. Additionally, another capital increase of $3.63 million was contributed from Ruili Group to the JV. Additionally, during fiscal 2006, the Company received in aggregate approximately $19.8 million short-term bank loans under its credit facilities. As a temporary approach to apply cash balances thereby saving interest expense, during fiscal 2006, the Company paid off outstanding loans which totaled $ 35.8 million. A large portion of the repayments, approximately $16.6 million, was funded from the net proceeds the public offering, with approval by the Company’s board of directors. The Company expects to make re-drawdowns in 2007 under the bank lines of credit, in line with its investment schedule related to the public offering.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. During 2006, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

Off-Balance Sheet Agreements

At December 31, 2006, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2005 as compared to year ended December 31, 2004:

SALES

Sales	2005		2004
Air brake valves & related components	$47.9M	74.6%	$35.9M	76.7%
Non-valve products	$16.3M	25.4%	$10.9M	23.3%

Total	$64.2M	100.0%	$46.8M	100.0%

Sales consisted of air brake valves and related components manufactured by SORL and sold to domestic OEM and aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

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

A breakdown of net sales revenue for our three market segments, domestic OEM market, domestic aftermarket and international market, in 2005 and 2004 is as follows:

	Years Ended December 31,
	2005	%	2004	%
	(U.S. dollars in million)
China OEM market	$20.6	32%	$22.0	47%
China Aftermarket	$20.2	32%	$12.2	26%
International market	$23.4	36%	$12.6	27%

Total	$64.2	100%	$46.8	100%

For 2005, China’s heavy duty trucks output decreased by 35.7% compared to that in 2004, in contrast to a 45% increase in 2004 from 2003, primarily due to the Chinese Government’s macroeconomic regulation policy for 2005. Notwithstanding the decrease in output, sales revenue for this market segment decreased relatively slightly by 6.4% from $22 million in 2004 to $20.6 million in 2005, principally because of the introduction of new products to satisfy the OEM customers’ requirements, and the granting of extended credit terms to a selected number of OEM customers, such as FAW and Dongfeng Group, on a temporary basis, so as to maintain market share and strengthen long term relationships.

Currently SORL has 27 authorized distributors covering nearly all regions in China, who in turn sell the products to over 800 sub-distributors. Based on the well established and continuously improving sales networks, SORL achieved total revenue of $20.2 million in domestic aftermarket sales, an increase of $8 million, or 65.7% from 2004. During the year, the Company adjusted its compensation plan for distributors to increase sales growth.

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

The approximately 2% appreciation of RMB against USD in late July 2005 had a certain negative impact on the gross margin, since in 2005, about 36% of total revenue was denominated in US Dollars, while nearly all costs were denominated in RMB. However, this impact was minimal as this resulted in an effect of approximately 0.3% on Gross Margin.

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

FINANCIAL EXPENSE

Financial expense for the fiscal year ended December 31, 2005 increased by $401,378 to $688,811 from $287, 433 for the fiscal year ended December 31, 2004. Financial expenses consist of mainly interest expense. The increase in interest expense was due to the higher outstanding debt balance during the year, reaching $16 million as of December 31, 2005, an increase of $11.2 million from $4.8 million at the end of 2004. The new drawdown of bank loans in 2005 was primarily for purpose of working capital use, as well as new equipment purchase, to support the sales growth.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING -The Company’s operations utilized cash resources of $8,714,706 for the fiscal year ended December 31, 2005, as compared to generating cash resources of $2,336,592 for the fiscal year ended December 31, 2004, primarily as a result of the following:

1. For the year ended December 31, 2005, cash flow provided by sales was $7,574,462 as compared to $5,963,694 for the year ended December 31, 2004, an increase of $1,610,768. The increase was primarily as a result of the increase in sales.

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

INVESTING - During the fiscal year ended December 31, 2005, the Company expanded net cash of $2,624,274 in the investing activities, including $2,623,151 for acquisition of property and equipment to support the growth of business. For the fiscal year ended December 31, 2004, the Company utilized $638,635 in investing activities.

FINANCING - During the fiscal year ended December 31, 2005, the Company made new net drawdowns amounting to $11,195,799 from banks. During the fiscal year ended December 31, 2004, the Company paid off $968,082 on its outstanding debt. Net proceeds from bank loans were utilized primarily to cover the increasing working capital requirements in line with the rapid business growth, as well as cash requirements for new equipment acquisition given the growing demand for products and the limited production capacity buffer of the existing equipment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

Although our reporting currency is the U.S. dollar, the functional currency of our JV enterprise is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. As compared by December 31, 2005, the approximately 3.2% appreciation or fluctuation of the RMB against the USD did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD. It is believed that further RMB appreciation against USD, if any, would be on a prudent, gradual basis with relatively small adjustments, so as to avoid drastic impacts on the Chinese economy as a whole.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
SORL Auto Parts, Inc.
Ruian City, Zhejiang Province
People’s Republic of China

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of three years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 16, 2007

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

		December 31, 2006		December 31, 2005
		(Audited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	11,137,501	US$	961,131
Accounts Receivable, Net of Provision		26,750,778		25,339,774
Notes Receivable		3,494,327		1,488,104
Inventory		4,528,856		2,512,583
Prepayments		5,532,802		1,801,829
Other current assets		2,925,558		48,115
Total Current Assets		54,369,822		32,151,536
Fixed Assets
Property, Plant and Equipment		20,418,557		10,140,947
Less: Accumulated Depreciation		(4,106,901)		(3,024,281)
Property, Plant and Equipment, Net		16,311,656		7,116,666
Other Assets
Deferred compensation cost-stock options		129,207		—
Intangible Assets		45,779		44,297
Less: Accumulated Amortization		(17,655)		(11,873)
Intangible Assets, Net		28,124		32,424
Other Non-current Assets		41,299
Total Other Assets		198,630		32,424
Total Assets	US$	70,880,108	US$	39,300,626

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	4,620,692	US$	3,746,666
Deposit Received from Customers		508,268		1,324,085
Short term bank loans		—		16,026,717
Income tax payable		358,367
Accrued Expenses		1,232,845		482,982
Other Current Liabilities		454,430		—
Total Current Liabilities		7,174,602		21,580,450
Minority Interest		6,336,557		1,735,818
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized,
18,275,126 and 13,346,555 issued and outstanding as of
December 31, 2006 and December 31, 2005 respectively		36,550		26,693
Additional Paid In Capital		37,444,051		4,444,118
Reserves		797,116
Accumulated other comprehensive income		1,102,469		336,993
Retained Earnings		17,988,763		11,176,554
		57,368,949		15,984,358
Total Liabilities and Shareholders' Equity	US$	70,880,108	US$	39,300,626

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For Years Ended on December 31, 2006 , 2005 and 2004

		2006		2005		2004

Sales	US$	84,898,316	US$	64,182,544	US$	46,815,037

Cost of Sales		65,631,004		49,865,235		35,904,232

Gross Profit		19,267,312		14,317,309		10,910,805

Expenses:
Selling and Distribution Expenses		5,101,313		3,919,996		2,737,652
General and Administrative Expenses		3,259,066		4,169,460		2,489,604
Financial Expenses		1,055,237		688,811		287,433

Total Expenses		9,415,616		8,778,267		5,514,689

Operating Income		9,851,696		5,539,042		5,396,116

Other Income		146,530		52,592
Non-Operating Expenses		(250,357)		(92,067)		(55,067)

Income (Loss) Before Provision for Income Taxes		9,747,869		5,499,567		5,341,049

Provision for Income Taxes		1,252,858		—		—

Net Income Before Minority Interest
& Other Comprehensive Income	US$	8,495,011	US$	5,499,567	US$	5,341,049

Minority Interest		797,117		549,957		534,105

Net Income Attributable to Shareholders		7,697,894		4,949,610		4,806,944

Foreign Currency Translation Adjustment		850,529		374,437		—

Minority Interest's Share		85,053		37,444		—

Comprehensive Income (Loss)		8,463,370		5,286,603		4,806,944

Weighted average common share - Basic		13,753,991		13,302,763		13,165,241

Weighted average common share - Diluted		13,778,535		13,302,763		13,165,241

EPS - Basic		0.56		0.37		0.37

EPS - Diluted		0.56		0.37		0.37

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended on December 31, 2006 and 2005

		2006		2005		2004

Cash Flows from Operating Activities
Net Income	US$	7,697,894	US$	4,949,610	US$	4,806,944
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Minority Interest		797,117		549,957		534,105
Bad Debt Expense		(911,000)		846,337		68,384
Depreciation and Amortization		1,058,261		866,558		554,261
Stock-Based Compensation Expense		348,749		362,000		—
Loss on disposal of Fixed Assets		69,600		—		—
Changes in Assets and Liabilities:
Account Receivables		(505,052)		(13,590,206)		(9,507,289)
Notes Receivables		(2,006,223)		(1,358,429)		(129,675)
Other Currents Assets		(2,877,443)		345,184		(393,300)
Inventory		(2,016,273)		(637,283)		(38,300)
Prepayments		(3,730,973)		(397,119)		1,197,290
Accounts Payable and Notes Payable		874,026		(970,989)		4,717,655
Provision of income tax		358,367		—		—
Deposits Received from Customers		(815,817)		462,461		861,624
Other Current Liabilities and Accrued Expenses		1,204,293		(142,787)		625,769
Net Working Capital from Discontinued Operations						(960,876)
		(454,474)		(8,714,706)		2,336,592

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(10,354,802)		(2,623,151)		(593,488)
Investment in Intangible Assets		—		(1,123)		(28,720)
Investing activities - Discontinued operations		—		—		(16,427)
		(10,354,802)		(2,624,274)		(638,635)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(16,026,717)		11,195,799		(968,082)
Proceeds from Share Issuance		32,531,834		—		—
Capital contributed by Minority S/H		3,630,000		—		—

		20,135,117		11,195,799		(968,082)

Effects on changes in foreign exchange rate		850,529		374,437		—

Net Change in Cash and Cash Equivalents		10,176,370		231,256		729,875

Cash and Cash Equivalents- Beginning of the year		961,131		729,875		—

Cash and cash Equivalents - End of the year	US$	11,137,501	US$	961,131	US$	729,875

Supplemental Cash Flow Disclosures:
Interest Paid		783,794		513,776		287,433
Tax Paid		900,388		—		—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock of 10,000 shares issued to Keating for advisory service		—		65,000		—
Common stock of 49,500 shares issued to key employees		—		297,000		—
60,000 options issued in 2006		49,697		—		—
100,000 warrants issued in 2006		299,052		—		—
Common stock Issued in Exchange for Preferred Stock		—		—		25,908
Distribution of Discontinued Operations		—		—		(22,775,189)

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Years Ended on December 31, 2006, 2005 and 2004

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest
Beginning Balance - Jan 1, 2004	12,953,720	25,908	26,858,092	—	1,420,000	—	28,304,000	—

Corporate Reorganization:
Distribution of discontinued operations to shareholders	—	—	(22,775,189)	—	—	—	(22,775,189)	—

Acquisition of Enchanted Village	328,533	657	(657)	—	—	—	—	—

Capital contributed by Minority S/H	—	—	—	—	—	—	—	614,312

Net Income (Loss)	—	—	—	—	4,806,944	—	4,806,944	534,105

Ending Balance - Dec 31, 2004	13,282,253	26,565	4,082,246	—	6,226,944	—	10,335,755	1,148,417

Adjustment for fractional shares	4,802	9	(9)	—	—	—	—	—

Common Stock issued to consultants	10,000	20	64,980	—	—	—	65,000	—

Common Stock issued to employees	49,500	99	296,901	—	—	—	297,000	—

Net Income (Loss)	—	—	—	—	4,949,610	—	4,949,610	549,957

Other Comprehensive Income (Loss)	—	—	—	—	—	336,993	336,993	37,444

Ending Balance - Dec 31, 2005	13,346,555	26,693	4,444,118	—	11,176,554	336,993	15,984,358	1,735,818

Net Income	—	—	—	—	7,697,894	—	7,697,894	797,117

Other Comprehensive Income(Loss)	—	—	—	—	—	765,476	765,476	85,053

Common stock issued in public offering	4,928,571	9,857	32,521,977	—	—	—	32,531,834	—

Capital contributed by Minority S/H	—	—	—	—	—	—	—	3,630,000

Transfer to reserve	—	—	—	797,116	(885,685)	—	(88,569)	88,569

60,000 options issued in 2006	—	—	178,904	—	—	—	178,904	—

100,000 warrants issued in 2006	—	—	299,052	—	—	—	299,052	—

Ending Balance - December 31, 2006	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company will write off the uncollectible receivables once the customers are bankrupt or there is a remote possibility that the Company will collect the outstanding balance. The write-off must be reported to the local tax authorities and receive official approval from them. To date, the Company has not written off any account receivable.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. This statement has had no effect on the Company.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. This statement has had no effect on the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of No monetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No.29 for no monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of no monetary assets that do not have commercial substance. A no monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. This statement has had no effect on the Company.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. This statement has had no effect on the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. This statement has had no effect on the Company.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. This statement has had no effect on the Company.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. This statement has had no effect on the Company.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value , establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement has had no effect on the Company.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 158 on its financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components, raw materials and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the JV and has the common controlling party, i.e. the Zhang family. It also sources some non-valve parts from Ruian Ruili Haizhiguan Auto Part Co., Ltd., a subsidiary of Ruili Group.

The following related party transactions occurred for the fiscal year ended December 31, 2006 and 2005:

	December 31,
	2006	2005
PURCHASES NON-VALVE PRODUCT FROM:
Ruili Group Co., Ltd.	$21,882,495	$16,780,670
Ruian Ruili Haizhiguan Auto Part Co., Ltd.	—	$283,024
Total Purchases	21,882,495	17,063,694

PURCHASES LAND USE RIGHTS FROM RUILI GROUP CO., LTD.	$5,909,671	—

SALES TO:
Ruili Group Co., Ltd.	5,778,660	4,471,022
Total Sales	$5,778,660	$4,471,022

The total purchases from Ruili Group in 2006 all are finished products of non-valve auto parts.

	December 31,
	2006	2005
Accounts Payable and Other Payables
Ruili Group Co., Ltd.	$—	$—
Shuping Chi	—	273,559
Total	—	273,559

Prepayment

Ruili Group Co., Ltd.	$2,309,073	$1,060,193
Total	2,309,073	1,060,193

Other Accounts receivable
Ruili Group Co., Ltd.	903,304	—
	$903,304	$—

NOTE 4 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005

Beginning balance	$914,721	$68,384
Add: Increase to allowance	-905,952	846,337
Less: Accounts written off	—	—

Ending balance	$8,769	$914,721

The company’s receivables are summarized as follows:

	December 31
	2006	2005

Balance before allowance	$26,759,547	$26,254,495
Less: Allowance for doubtful accounts	(8,769)	(914,721)

Account receivable balance, net	$26,750,778	$25,339,774

NOTE 5 - INVENTORIES

On December 31, 2006 and 2005, inventories consist of the following:

	December 31,
	2006	2005

Raw Material	$1,081,569	$747,858
Work in process	2,429,979	1,057,740
Finished Goods	1,017,308	706,985

Total Inventory	$4,528,856	$2,512,583

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2006 and 2005:

	December 31,
	2006	2005

Machinery	$12,123,775	$8,706,039
Molds	1,116,441	1,080,291
Office equipment	226,647	185,088
Vehicle	310,681	169,529
Building	580,126	—
Construction In Progress	6,060,887	—
Sub-Total	20,418,557	10,140,947

Less: Accumulated depreciation	(4,106,901)	(3,024,281)

Fixed Assets, net	$16,311,656	$7,116,666

Depreciation expense charged to operations was $1,052,965 and $859,139 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7 - INTANGIBLE ASSETS

Gross intangible assets were $45,779, less accumulated amortization of $17,655 for net intangible assets of $28,124 as of December 31, 2006. Gross intangible assets were $44,297, less accumulated amortization of $11,873 for net intangible assets of $32,424 as of December 31, 2005. Amortization expenses were $5,296 and$7,419 for the fiscal years ended December 31, 2006 and 2005 respectively.

Future estimated amortization expense is as follows:

2007	2008	2009	2010	2011	Thereafter
$3,772	$3,772	$3,772	$3,772	$3,772	$9,264

NOTE 8 - PREPAYMENT

Prepayment consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Raw material suppliers	$5,080,452	$1,584,193
Equipment purchase	452,350	217,637
Total prepayment	$5,532,802	$1,801,829

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Accrued payroll	$448,420	$297,928
Accrued rent	—	—
Accrued legal	—	—
Other accrued expenses	784,425	185,054

Total accrued expenses	$1,232,845	$482,982

NOTE 10 - BANK BORROWINGS

Bank borrowings represent the following as of December 31:

	December 31,
	2006	2005
Secured	—	16,026,717

Less: Current portion	—	16,026,717

Non-current portion	—	—

During 2006, the short term loans were from two banks, Bank of China and CITIC Bank, to finance the general working capital as well as urgent new equipment acquisition. Before the fiscal year end of 2006, the Company paid off all outstanding balance of the short term bank loans. The Company did not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 5.220% and 5.580% per annum.

NOTE 11 - RESERVE

The reserve funds are comprised of the following:

	2006	2005

Statutory surplus reserve fund	$797,116	$—

Total	$797,116	$—

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company's subsidiary, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company's Sino-foreign joint venture is required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the Joint Venture is required to allocate a certain percentage of its profits after taxation, as determined in accordance with PRC accounting standards applicable to the company, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the company.

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Joint Venture has foreign currency available after meeting its operational needs, the Joint Venture may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

NOTE 12 - INCOME TAXES

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the fiscal year ended December 31, 2006 is as follows:

Statutory tax rate	26.4%
Tax holidays and concessions	-13.2%
Effective tax rate	13.2%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amount.

NOTE 13 - LEASES

Commencing in 2004, the Company has a lease agreement with Ruili Group Co., Ltd., a related party, for the lease of a manufacturing plant. The lease is for a ten year term ending in February 2014.

In December 2006, the Company entered into one new lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are respectively for its management personnel and ordinary staff. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Rental expenses for the fiscal years ended December 31, 2006 and 2005, was $457,845 and $439,009 respectively.

	2007	2008	2009	2010	2011	Thereafter

Rental of plant	457,845	457,845	457,845	457,845	457,845	991,998
Rental of apartment buildings	242,043	242,043	242,043	242,043	242,043	58,727
Total	699,888	699,888	699,888	699,888	699,888	1,050,725

NOTE 14 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $30,927 and $19,622 for the fiscal years ended December 31, 2006 and 2005, respectively.

NOTE 15 - RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred and were $773,559and $361,503 for the fiscal years ended December 31, 2006 and 2005, respectively.

NOTE 16 - WARRANTY CLAIMS

Warranty claims were $1,867,514 and $778,763for the fiscal years ended on December 31, 2006 and 2005 respectively. The movement of accrued warranty expenses for fiscal year 2006 is as follows:

Beginning balance at January 01, 2006	$179,932
Accrued during the fiscal year ended December 31,2006:	1,867,514
Less: Actual Paid during the fiscal year ended December 31,2006:	1,433,529

Ending balance at December 31, 2006:	$613,917

NOTE 17 - Stock-Based Compensation

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

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904. This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $49,697 for the fiscal year ended December 31, 2006. As of December 31, 2006, there was $ 129,207 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 2.2 years.

A summary of option activity under the Plan as of December 31, 2006 and changes during the fiscal year then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1-Jan-06	—	—	—	—
Granted	60,000	$4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2006	60,000	$4.79	2.2 Years	254,400
Exercisable at December 31,2006	—	—	—	—

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

Dividend Yield	0.00%
Expected Volatility	95.01%
Risk-Free Interest Rate	4.36%
Contractual Term	4years
Stock Price at Date of Grant	$4.70
Exercise Price	$6.25

Total deferred stock-based compensation expenses related to the 100,000 warrants granted amounted to $299,052. This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $299,052 for the fiscal year ended December 31, 2006.

A summary of warrant activity as of December 31, 2006 and changes during the fiscal year then ended is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1-Jan-06	—	—	—	—
Granted	100,000	$6.25	4 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2006	100,000	$6.25	3 Years	$278,000
Exercisable at December 31, 2006	100,000	$6.25	3 Years	$278,000

NOTE 18-Commitments and Contingencies

(1) In November 2006, the Joint Venture purchased approximately 861,543 square feet of land for $5.9 million from Ruili Group, a related party. The Joint Venture has commenced building one new plant on the site. To build the new plant, the anticipated aggregate investment is $ 15.4 million, inclusive of $5.9 million paid for purchasing the land use right.

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction need to be obtained before construction of building is commenced. An ownership certificate will be granted by government upon application under the condition that the aforementioned certificate and government approvals are obtained.

The Joint Venture has applied to obtain the land use right certificate of approval, but has not yet obtained the land use right certificate. However, Ruili Group owned the land use right certificate and has acquired government approval for building one new plant on the site. Accordingly, there is no risk that the buildings to be constructed will have to be vacated.

(2) The following table shows the Company's significant contractual obligations as of December 31, 2006.

		Payment Due by Period
(in thousands)	Total Contractual Obligations	Less than 1 year	Between 2-3 years	Between 4-5 years	Over 5 years
Capital commitments(*)	$1,028	994	34	—	—

(*)
Capital commitments include the investment for construction of a new plant to expand the production capacity of air brake valves and related products. The Company has budgeted an aggregate amount of approximately $15.4 million for construction of the new plant. However, some of the projected amounts without existing contractual commitments nor scheduled maturities are not listed in this table.

(3)	The information of lease commitments is provided in Note 13.

NOTE 19 - Off-balance Sheet Arrangements

At December 31, 2006, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 20 - Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth our executive officers, directors and key employees, their ages and the positions they held as of December 31, 2006.

Name	Age	Position

Xiao Ping Zhang	44	Chief Executive Officer and Chairman
Xiao Feng Zhang	39	Chief Operating Officers and Director
Zong Yun Zhou	52	Chief Financial Officer
Li Min Zhang	51	Director(1)
Zhi Zhong Wang	62	Director(1),(2)
Yi Guang Huo	64	Director(1),(2)
Jiang Hua Feng	41	Director(2)
Jung Kang Chang	41	Director
Jason Zhang	43	Deputy General Manager
David Ming He	36	Senior Manager, Capital Markets and Investor Relations

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

LI MIN ZHANG - DIRECTOR

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

ZHI ZHONG WANG - DIRECTOR

Zhi Zhong Wang has served as a member of our board of directors, as well as a member of both audit and compensation committees since August 2004. From 1980 until present, Mr. Wang has served as instructor and professor at Beijing Jiaotong University (formerly Northern Jiaotong University), Department of Electrical Engineering. Before 1980, he was an electrical engineer with Science and Technology Institute of the Qiqihaer Railway Administration, Heilongjiang, China. Mr. Wang has led over twenty research projects such as novel pneumatic generator and streamer discharging, and corona power supply for desulphurization. His numerous publications include Research on the Novel AC Voltage Stabilized Power Supply in Power Electronics . Mr. Wang received his bachelor degree in electrical engineering from Northern Jiaotong University in 1968.

YI GUANG HUO - DIRECTOR

Yi Guang Huo has served as a member of our board of directors, as well as a member of the audit committee and chairman of the compensation committee under the board since August 2004. Mr. Huo has been engaged in scientific and technological work and has been responsible for various national key research projects, such as designing and conducting experiments for automotive products, drafting ministry standards and econo-technological policies, etc. He has been awarded ministry-level First Prize for Technology Innovation. Mr. Huo has also served as President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce, a board member and visiting professor of Wuhan University of Technology, and secretary of Society of Auto Engineering - China. Between 1995 and 1996, Mr. Huo conducted academic research as a visiting researcher at Tokyo University Economics Department. During 1987 and 1988, he studied Scientific Research and Management with Japan Automobile Research Institute as well as Japanese automobile companies including Nissan, Hino, Isuzu and Mitsubishi. Mr. Huo earned his B.S. degree from Jilin University Automobile Department in 1965.

JIANG HUA FENG - DIRECTOR

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

JASON ZHANG - DEPUTY GENERAL MANAGER

Jason Zhang joined us in May 2006 as Deputy General Manager, supervising our capital market operations and M&A strategies. Before joining us, Mr. Zhang served as the Managing Director of JPK Capital Inc., an investment company based in Shenzhen, China. From 1999 to 2001, he worked for Qiao Xing Group Corporation as the Manager of Capital Market Business Department. From 1996 to 1999, he served as the General Manager of Shenzhen Zhihui Finance Co., Ltd. 1994 till 1996, he served as the General Manager of the Underwriting Division of Shenzhen Non-Ferrous Metals Finance Co., Ltd. From 1992 to 1994, he served as the General Manager of the Investment Department of Shenzhen Lantern Fund Management Company. Mr. Zhang received his master degree in economics from Xiamen University.

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

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to named executive officers are similar to those provided to our other officers.

Throughout this Annual Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2006, and who are included in the Summary Compensation Table are referred to as the “named executive officers.”

Compensation Philosophy and Objectives

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company.

Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Committee has decided not to implement or offer any retirement plans, pension benefits, deferred compensation plans, or other similar plans for our executive officers. Accordingly, the components of the executive compensation currently consist of cash salary. The Compensation Committee will consider using stock option grants to provide executives with longer-term incentives.

As a manufacturing company operating in Zhejiang Province, China, the Compensation Committee also takes the local average executives’ salary level into account in its compensation decisions. The Compensation Committee may reassess the proper level of equity and cash compensation in light of the company’s improved profitability and working capital situation.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.

The Compensation Committee and the Chief Executive Officer annually review the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Committee does not employ outside compensation consultants. The Compensation Committee utilized this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to executives at comparable local companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.

2006 Executive Compensation Components

For 2006, the principal component of compensation for the named executive officers was base salary.

The Company provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers:

•	the negotiated terms of each executive employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. Base salaries for the named executive officers in 2006 have not been changed from the base salaries in effect during the prior year.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Yi Guang Huo	Zhi Zhong Wang	Jiang Hua Feng

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2006 by Mr. Xiao Ping Zhang and Ms. Zong Yun Zhou, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2006. No other executive officer received compensation in excess of $100,000 for the fiscal year then ended.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Total ($)
Mr. Xiao Ping Zhang, CEO (1)	2006	50,000	—	—	50,000

Ms. Zong Yun Zhou, CFO (2)	2006	20,000	—	—	20,000

(1)
Mr. Zhang is also employed by the Ruili Group which makes separate payments to him for his services to that company. Mr. Zhang did not receive any compensation other than the cash salary of $50,000 listed herein from the Company in 2006;

(2)	Ms. Zhou did not receive any of compensation other than the cash salary of $20,000 listed herein from the Company in 2006

Employment Agreements

        Effective May 1, 2006, the Company entered into employment agreements with Mr. Xiao Ping Zhang, our Chief Executive Officer, Mr. Xiao Feng Zhang, our Chief Operating Officer, and Ms. Zong Yun Zhou, our Chief Financial Officer. The term of their employment with the Company is for a period of five years with an additional one year period unless the Company decides not to renew. Their compensation is subject to an annual review by the Compensation Committee of the Board of Directors. The agreements also set forth their respective duties and confidentiality responsibilities.

Severance and Change of Control Arrangements

          There are no severance or change of control arrangements.

Equity Benefit Plans

       Our 2005 Stock Compensation Plan was adopted by our board of directors in July 2005.

Share Reserve . We have reserved 1,700,000 shares for issuance under the 2005 Stock Compensation Plan of which options to purchase 60,000 shares have been granted and 49,500 shares have been awarded to date.

Administration . The Compensation Committee of our board of directors administers the 2005 Compensation Plan and has complete discretion to make all decisions relating to our 2005 Compensation Plan. Our compensation committee may also re-price outstanding options and modify outstanding awards in other ways.

Eligibility . Employees, non-employee members of our board of directors, advisors and consultants are eligible to participate in our 2005 Stock Compensation Plan.

Types of Awards. Our 2005 Stock Compensation Plan provides for awards of stock options to purchase shares of our common stock and awards of restricted shares of our common stock, stock appreciation rights and performance shares.

Change in Control . If we are merged or consolidated with another company, and such merger or consolidation results in a change in control, an award under the 2005 Stock Compensation Plan will be subject to the terms of the merger agreement, which may provide that the option continues, is assumed or substituted, fully vests or is settled for the full value of such option in cash, followed by the cancellation of such option.

Amendments or Termination . Our board of directors may amend, suspend or terminate the 2005 Stock Compensation Plan at any time. If our board amends the plan, it does not need to seek stockholder approval of the amendment unless required to comply with any applicable tax or regulatory environment. No award may be made under the 2005 Stock Compensation Plan after the tenth anniversary of the effective date of the Plan.

Options. The Board may determine the number of shares covered by each option, the exercise price therefore, the conditions and limitations on the exercise and any restrictions on the shares issuable. Optionees may pay the exercise price by using cash, shares of common stock that the optionee already owns or, at the election of the Board, a promissory note, an immediate sale of the option shares through a broker designated by us, or other property.

Performance Shares . The Board may make performance share awards entitling recipients to acquire shares of Common Stock upon the attainment of specified performance goals.

Stock Appreciation Rights . A participant who exercises a stock appreciation right receives the increase in fair market value of our common stock over the fair market value on the date of grant.

Restricted Shares . Restricted shares may be awarded under the 2005 Stock Compensation Plan. Restricted shares vest at the times and payment terms therefor shall be determined by our compensation committee.

Adjustments . If there is a subdivision of our outstanding shares of common stock, a dividend declared in stock or a combination or consolidation of our outstanding shares of common stock into a lesser number of shares, corresponding adjustments will be automatically made in each of the following: (a) the number of shares of common stock available for future awards under the 2005 Stock Compensation Plan; (b) any limitation on the maximum number of shares of common stock that may be subject to awards in a fiscal year; (c) the number of shares of common stock covered by each outstanding option or stock appreciation right, as well as the exercise price under each such award; (d) the number of shares of common stock covered by the options to be granted under the automatic option grant program; or (e) the number of stock units included in any prior award that has not yet been settled.

Stock Option Grants

None of the Company’s executive officers have received any grant of stock options or stock awards.

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

Compensation of Directors

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2006:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	All other compensation ($)	Total ($)

Xiao Feng Zhang (4)	—	—	30,000	30,000
COO & Director
Jung Kang Chang (5)	—	—	15,000	15,000
Director
Li Min Zhang	10,000	12,424		22,424
Director
Zhi Zhong Wang	10,000	12,424		22,424
Director
Yi Guang Huo	10,000	12,424		22,424
Director
Jiang Hua Feng	10,000	12,424		22,424
Director

(1)
Mr. Xiaoping Zhang does not receive additional compensation for his role as a Director. For information relating to Mr. Xiaoping Zhang’s compensation as Chairman and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for attendance at meetings during the year.

(3)
The amounts in this column represent the compensation cost of stock options awarded by the Compensation Committee granted in 2006, except that these amounts do not include any estimate of forfeitures. The grant date fair value of option awards granted were determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2005 Compensation Plan is described under this Item 11.

(4)
Mr. Xiao Feng Zhang is not a non-employee director and did not receive cash compensation for attending board meetings or other stock options in 2006. However, he received cash compensation of $30,000 as salary for his managerial role with the Company. Mr. Zhang is also employed by the Ruili Group which makes separate payments to him for his services to that company.

(5)
Mr. Jung Kang Chang is not a non-employee director and did not receive cash compensation for attending board meetings or other stock options in 2006. However, he received cash compensation of $15,000 as salary for his managerial role with the Company.

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ current compensation schedule has been in place since March 2006. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of shareholders. The annual retainer year period has been in place for directors since 2006. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.

Non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and for meetings of any committees of our board of directors on which they serve. During 2006, our non-employee directors had each received or earned cash compensation for attending board or committee meetings of $10,000. On March 1, 2006, the Board of Directors approved a total of 60,000 options (See note 17) to be issued to the four non-employee directors. Each non-employee director received options to purchase 15,000 shares of common stock with an exercise price of $4.79 per share. The contractual term of the options is three years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2006 and as adjusted to reflect the sale of the shares of common stock in this offering and the conversion of all outstanding shares of our convertible preferred stock by:

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

This table lists applicable percentage ownership based on 18,275,126 shares of common stock outstanding as of December 31, 2006.

The address for each of the stockholders in the table is c/o of the Company.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE BENEFICIAL OWNER	POSITION	PERCENT OF CLASS

Xiao Ping Zhang	9,087,527	Chief Executive Officer and Chairman	49.7%
Xiao Feng Zhang	1,135,938	Chief Operating Officer and Director	6.2%
Zong Yun Zhou	—	Chief Financial Officer	*
Jung Kang Chang	—	Director	*
Li Min Zhang	—	Director	*
Zhizhong Wang	—	Director	*
Yiguang Huo	—	Director	*
Jianghua Feng	—	Director	*
Officers and Directors as a Group (8 persons)	10,223,465		55.9%
PRINCIPAL SHAREHOLDERS
Shu Ping Chi	1,135,938		6.2%

*  Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Capital Stock Issuances in the Reverse Acquisition

Pursuant to the reverse acquisition, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, received 9,087,527 shares and 1,135,938 shares, respectively, of our Common Stock representing 68.4% and 8.55% respectively, of our then outstanding shares.

Ruili Group

Mr. Xiao Ping Zhang and Mr. Xiao Feng Zhang are the principal shareholders of the Ruili Group which was the owner of the assets contributed to the Joint Venture in the reverse acquisition. We purchase non-valve automotive products and packaging material from the Ruili Group. In 2006, we purchased products from the Ruili Group representing approximately $21.9 million of our sales. We generate only a small profit on these sales, but our sales of these products represent an important marketing benefit as they enable us to fill out our product line and reduce our customers’ transaction costs. The Ruili Group also guaranteed certain bank loans to the Joint Venture without fee and licensed two patents and the trademark “SORL” to the Joint Venture on a royalty free basis. The two patents licensed were assigned to the JV in 2006 for $50,000. We also lease from the Ruili Group our production facility and warehouse consisting of approximately 271,700 square feet. The lease commenced in March 2004 and is for a term of ten years at an annual rental of approximately $457,845. In December 2006, the Company entered into one new lease agreement with Ruili Group Co., Ltd., to lease two apartment buildings. The two apartment buildings are for its management personnel and ordinary staff, respectively. The lease term is from January 2007 to December 2011 for one apartment building, and is from January 2007 to December 2012 for the other. The annual rental of the two apartment buildings is approximately $242,043. Additionally, in November 2006, the JV enterprise purchased approximately 120 acres of land for $5.9 million from RuiLi Group. The Company believes that the transactions above-mentioned are of arm’s length, and all prices charged and payments made between them are at least as favorable to the Joint Venture as would be obtained from a third party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rotenberg & Co. LLP, Certified Public Accountants, was the Registrant’s independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ended December 31, 2006 and 2005. Hein & Associates LLP, was the Registrant’s independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ended January 31, 2003. The Registrant changed its fiscal year end from January 31 to December 31 on May 19, 2004. Rotenberg & Co. LLP performed the following services and has been paid the following fees.

FISCAL YEAR ENDED DECEMBER 31, 2006 and 2005

AUDIT FEES

Rotenberg & Co. LLP was paid aggregate fees of approximately $120,000 and $120,000 for the fiscal years ended December 31, 2006 and 2005, respectively, for professional services rendered for the audit of the Registrant’s annual financial statements and for the reviews of the financial statements included in the Registrant’s quarterly reports on Form 10-QSB for the periods ended March 31, 2006 and 2005, June 30, 2006 and 2005, as well as September 30, 2006 and 2005.

AUDIT-RELATED FEES

Rotenberg & Co. LLP was not paid additional fees for the fiscal years December 31, 2006 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

TAX FEES

Rotenberg & Co. LLP was not paid any fees for the fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

ALL OTHER FEES

Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal years ended December 31, 2006 and December 31, 2005.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

10.2	Joint Venture Agreement (revised)

10.3	Employment Agreement—Xiao Ping Zhang (3)

10.4	Employment Agreement—Xiao Feng Zhang (3)

10.5	Employment Agreement—Zong Yun Zhou (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March 2006.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 23, 2006
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	March 23, 2006
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 23, 2006
Zong Yun Zhou

/s/ Li Min Zhang	Director	March 23, 2006
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 23, 2006
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 23, 2006
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 23, 2006
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 23, 2006
Jung Kang Chang