Form 10-Q
period 2007-03-31
SORL Auto Parts Inc
filed 2007-05-14
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
As of March 31, 2007 there were 18,275,126 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
Mar 31, 2007 and December 31,2006

	March 31, 2007		December 31, 2006
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	5,852,480	US$	11,137,501
Accounts Receivable, Net of Provision		29,176,534		26,750,778
Notes Receivable		7,926,848		3,494,327
Inventory		4,841,944		4,528,856
Prepayments		3,658,036		5,532,802
Other current assets		3,145,564		2,925,558
Total Current Assets		54,601,406		54,369,822
Fixed Assets
Property, Plant and Equipment		22,783,011		20,418,557
Less: Accumulated Depreciation		(4,483,501)		(4,106,901)
Property, Plant and Equipment, Net		18,299,510		16,311,656
Other Assets
Deferred compensation cost-stock options		114,298		129,207
Intangible Assets		66,231		45,779
Less: Accumulated Amortization		(19,126)		(17,655)
Intangible Assets, Net		47,105		28,124
Other Non-current Assets		41,399		41,299
Total Other Assets		202,802		198,630
Total Assets	US$	73,103,718	US$	70,880,108

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	3,689,573	US$	4,620,692
Deposit Received from Customers		800,975		508,268
Income taxpayable		366,126		358,367
Accrued Expenses		1,103,610		1,232,845
Other Current Liabilities		479,266		454,430
Total Current Liabilities		6,439,550		7,174,602
Minority Interest		6,633,940		6,336,557
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized,
18,275,126 issued and outstanding as of
March 31, 2007 and December 31, 2006 respectively		36,550		36,550
Additional Paid In Capital		37,444,051		37,444,051
Reserves		1,008,786		797,116
Accumulated other comprehensive income		1,662,216		1,102,469
Retained Earnings		19,878,625		17,988,763
Total Shareholders' Equity		60,030,228		57,368,949
Total Liabilities and Shareholders' Equity	US$	73,103,718	US$	70,880,108

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For The First Quarter Ended March 31, 2007 and 2006

		Three Months Ended March 31,
		2007	2006
		(Unaudited)	(Unaudited)
Sales	US$	24,416,989	19,419,584

Cost of Sales		18,726,052	15,023,826

Gross Profit		5,690,937	4,395,758

Expenses:
Selling and Distribution Expenses		1,183,647	868,016
General and Administrative Expenses		1,693,187	1,096,963
Financial Expenses		143,168	265,547

Total Operating Expenses		3,020,002	2,230,526

Operating Income		2,670,935	2,165,232

Other Income		32,340	——
Non-Operating Expenses		(4,089)	(89,675)

Income (Loss) Before Provision for Income Taxes		2,699,186	2,075,557

Provision for Income Taxes		362,465	293,608

Net Income Before Minority Interest
& Other Comprehensive Income	US$	2,336,721	1,781,950

Minority Interest		235,189	178,195

Net Income Attributable to Shareholders		2,101,532	1,603,755

Foreign Currency Translation Adjustment		621,941	126,705

Minority Interest's Share		62,194	12,671

Comprehensive Inclome (Loss)		2,661,279	1,717,789

Weighted average common share - Basic		18,275,126	13,346,555

Weighted average common share - Diluted		18,333,009	13,347,123

EPS - Basic		0.11	0.12

EPS - Diluted		0.11	0.12

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For The First Quarter Ended March 31, 2007 and 2006

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders' Equity	Minority Interest
Beginning Balance January 01, 2006	13,346,555	26,693	4,444,118	——	11,176,554	336,993	15,984,358	1,735,818

Net Income	——	——	——	——	1,603,755	——	1,603,755	178,195

Other Comprehensive Income	——	——	——	——	——	114,035	114,035	12,671

Paid In Capital Contributions	——	——	178,904	——	——	——	178,904	——

Ending Balance - Mar 31, 2006	13,346,555	26,693	4,623,022	——	12,780,309	451,028	17,881,052	1,926,684

Beginning Balance - January 01, 2007	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	——	——	——	——	2,101,532	——	2,101,532	235,189

Other Comprehensive Income	——	——	——	——	——	559,747	559,747	62,194

Transfer to reserve	——	——	——	211,670	(211,670)	——	——	——

Ending Balance - March 31, 2007	18,275,126	36,550	37,444,051	1,008,786	19,878,625	1,662,216	60,030,228	6,633,940

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The First Quarter Ended March 31, 2007 and 2006

		Three Months Ended March 31,
		2,007	2,006
		(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	US$	2,101,532	1,603,755

Adjustments to reconcile net income (loss) to net cash from operating activities:

Minority Interest		235,189	178,195
Bad Debt Expense		421,330	156,875
Depreciation and Amortization		340,297	264,994
Stock-Based Compensation Expense		14,909	4,970
Loss on disposal of Fixed Assets		1,108	——

Changes in Assets and Liabilities:
Account Receivables		(2,534,364)	(3,490,237)
Notes Receivables		(4,377,777)	(668,816)
Other Currents Assets		(231,094)	(462,357)
Inventory		(268,172)	1,377,810
Prepayments		1,918,820	480,151
Accounts Payable and Notes Payable		(1,069,002)	1,863,146
Deposits Received from Customers		286,432	(242,808)
Other Current Liabilities and Accrued Expenses		(121,638)	886,686

Net Cash Flows from Operating Activities		(3,282,430)	1,952,364

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(2,063,720)	(370,816)
Investment in Intangible Assets		(19,915)	——

Net Cash Flows from Investing Activities		(2,083,635)	(370,816)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		——	(1,515,603)

Net Cash flows from Financing Activities		-	(1,515,603)

Effects on changes in foreign exchange rate		81,044	126,705

Net Change in Cash and Cash Equivalents		(5,285,021)	192,650

Cash and Cash Equivalents- Beginning of the year		11,137,501	961,131

Cash and cash Equivalents - End of the year	US$	5,852,480	1,153,781

Supplemental Cash Flow Disclosures:
Interest Paid		——	199,240
Tax Paid		358,179	——

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components, raw materials and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and also has the common controlling party, i.e. the Zhang family.

The following related party transactions occurred for the first quarter ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

PURCHASES FROM:
Ruili Group Co., Ltd.	$5,378,595	$5,843,210
Total	$5,378,595	$5,843,210

SALES TO:
Ruili Group Co., Ltd.	$914,683	2,585,814
Total	$914,683	2,585,814

The total purchases from Ruili Group during the first quarter ended March 31, 2007 consisted of approximately $5.1 million of finished products of non-valve auto parts and approximately $0.3 million of packaging materials.

	March 31,2007	December 31,2006
Prepayment

Ruili Group Co., Ltd.	$642,202	$2,309,073
Total	642,202	2,309,073

Other Accounts receivable
Ruili Group Co., Ltd.	$1,269,375	$903,304
Total	1,269,375	903,304

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at March 31, 2007 and December 31, 2006 were summarized as follows:

	March 31,2007	December 31,2006
Beginning balance	$8,769	$914,721
Add: Increase to allowance	378,576	-905,952
Less: Accounts written off	—	—

Ending balance	$387,345	$8,769

The company’s receivables were summarized as follows:

	March 31, 2007	December 31, 2006
Accounts receivable	$29,563,879	$26,759,547
Less: allowance for doubtful accounts	(387,345)	(8,769)

Account receivable balance, net	$29,176,534	$26,750,778

NOTE F - INVENTORIES

On March 31, 2007 and December 31, 2006, inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw Material	$1,351,010	$1,081,569
Work in process	2,118,536	2,429,979
Finished Goods	1,372,398	1,017,308

Total Inventory	$4,841,944	$4,528,856

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on March 31, 2007 and December 31, 2006:

	March 31,2007	December 31,2006
Machinery	$13,137,776	$12,123,775
Molds	1,127,195	1,116,441
Office equipment	247,729	226,647
Vehicle	559,943	310,681
Building	585,714	580,126
Construction In Progress	7,124,654	6,060,887
Sub-Total	22,783,011	20,418,557

Less: Accumulated depreciation	(4,483,501)	(4,106,901)

Fixed Assets, net	$18,299,510	$16,311,656

Depreciation expense charged to operations was $339,002 and $263,077 for the first quarter ended March 31, 2007 and 2006, respectively.

NOTE H - INTANGIBLE ASSETS

Gross intangible assets were $66,231, less accumulated amortization of $19,126 for net intangible assets of $47,105 as of March 31, 2007. Gross intangible assets were $45,779, less accumulated amortization of $17,655 for net intangible assets of $28,124 as of December 31, 2006. Amortization expenses were $1,295 and $1,916 for the first quarter ended March 31, 2007 and 2006 respectively.

Future estimated amortization expense is as follows:

2007	2008	2009	2010	2011	Thereafter
$4,384	$5,845	$5,845	$5,845	$5,845	$19,341

NOTE I - PREPAYMENT

          Prepayment consisted of the following as of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Raw material suppliers	$2,895,489	$5,080,452
Equipment purchase	762,547	452,350

Total prepayment	$3,658,036	$5,532,802

NOTE J - ACCRUED EXPENSES

          Accrued expenses consisted of the following as of March 31, 2007 and December 3, 2006:

	March 31,2007	December 31,2006

Accrued payroll	$474,597	$448,420
Other accrued expenses	629,013	784,425

Total accrued expenses	$1,103,610	$1,232,845

NOTE K - RESERVE

The reserve funds are comprised of the following:

	March 31, 2007	December31, 2006

Statutory surplus reserve fund	$1,008,786	$797,116

Total	$1,008,786	$797,116

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

NOTE L - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  According to applicable tax laws regarding Sino-Foreign Joint Venture, the Joint Venture is exempted from income taxes in the PRC for the fiscal years ended December 31, 2005 and 2004.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the statutory income tax rate of 26.4%, for the following three years ended December 31, 2006, 2007, and 2008.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the first quarter ended March 31, 2007 is as follows:

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

Rent expense for the first quarter ended March 31, 2007 and 2006, was $178,752and $109,752 respectively.

	2007	2008	2009	2010	2011	Thereafter

Rental of plant	340,911	457,845	457,845	457,845	457,845	991,998
Rental of apartment buildings	180,225	242,043	242,043	242,043	242,043	58,727
Total	521,136	699,888	699,888	699,888	699,888	1,050,725

NOTE N - ADVERTISING COSTS

No advertising costs incurred in the first quarter ended March 31, 2007. Advertising costs were $3,819 for the first quarter ended March 31, 2006.

NOTE O -  RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $222,875 and $63,196 for the first quarter ended March 31, 2007 and 2006, respectively.

NOTE P - WARRANTY CLAIMS

Warranty claims were $264,803 and $228,335for the first quarter ended March 31, 2007and 2006, respectively. The movement of accrued warranty expenses or the first quarter ended March 31, 2007 was as follows:

Beginning balance at January 01, 2007	$613,917
Accrued during the first quarter of 2007:	$264,803
Less: Actual Paid during the first quarter of 2007:	$658,317
Ending balance at March 31, 2007	$220,403

NOTE Q -  STOCK COMPENSATION PLAN

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

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $14,909 for the first quarter ended March 31, 2007. As of March 31, 2007, there was $ 114,298 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 1.9 years.

A summary of option activity under the Plan as of March 31, 2007 and changes during the first quarter ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

1-Jan-06	—	$—	—	$—
Granted	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2007	60,000	$4.79	1.9Years	$228,000

Exercisable at March 31, 2007	—	—	—	—

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

 A summary of option activity under the Plan as of March 31, 2007 and changes during the first quarter ended March 31, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

1-Jan-06	—	$—	—	$—
Granted	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2007	100,000	$6.25	2.8Years	$234,000

Exercisable at March 31, 2007	100,000	$6.25	2.8Years	$234,000

NOTE R- COMMITMENTS AND CONTINGENCIES

(1) In November 2006, the Joint Venture purchased approximately 861,543 square feet of land for $5.9 million from Ruili Group, a related party. The Joint Venture has commenced building one new plant on the site. To build the new plant, the anticipated aggregate investment is $ 15.4 million, inclusive of $5.9 million paid for purchasing the land use right.

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction need to be obtained before construction of the building is commenced. An ownership certificate will be granted by government upon application under the condition that the aforementioned certificate and government approvals are obtained.

The Joint Venture has applied for but not yet received the land use right certificate of approval. However, the Ruili Group owned the land use right certificate and has acquired government approval for building one new plant on the site. Accordingly, there is no risk that the buildings to be constructed will have to be vacated.
(2) The following table shows the Company's significant contractual obligations as of March 31, 2007.

		Payment Due by Period
(in thousands)	Total Contractual Obligations	Less than 1 year	Between 2-3 years	Between 4-5 years	Over 5 years

New equipment purchase obligation	117	117
Capital commitments (2)	674	640	34		—
	$791	$757	$34	$0	$0

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

(3)	The information of lease commitments is provided in Note L.

NOTE S - OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE T - SUBSEQUENT EVENTS

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10Q.

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

Results of Operations

Three months ended March 31, 2007 as compared to three Months ended March 31, 2006:

SALES

Sales	Three Months end 2007		Three Months end 2006

Air brake valves & related components	$19.1M	78.3%	$13.6M	70.1%
Non-valve products	$5.3M	21.7%	$5.8M	29.9%

Total	$24.4M	100%	$19.4M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $24,416,989 and $19,419,584 for the first quarter ended March 31, 2007 and 2006, respectively. Net sales for the three months ended March 31, 2007 increased by approximately $5.0 million or 25.7% to approximately $24.4 million, compared with the same period of 2006.  The increase in sales was mainly from the international market segment and the domestic OEM segment. . This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the first quarter of 2007 and 2006 is as follows:

	Three Months ended March 31,2007%		Three Months ended March 31, 2006%
	(U.S. dollars in million)		(U.S. dollars in million)
China OEM market	$8.9	36%	$5.8	30%
China Aftermarket	$7.1	29%	$7.5	39%
International market	$8.4	35%	$6.1	31%

Total	$24.4	100%	$19.4	100%

Taking advantage of its established relationship with major OEM customers, the Joint Venture further expanded its OEM market share in the first quarter of 2007.The Joint Venture’s sales for the OEM market increased by approximately $3.1 million or 53.4% for the first quarter ended March 31, 2007, as compared with the first quarter ended March 31, 2006.

As of March 31,2007, the Joint Venture has 28 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors. The Joint Venture achieved total revenue of approximately $7.1 million in domestic aftermarket sales for the first quarter ended March 31, 2007. The sales for the domestic aftermarket decreased slightly by approximately $0.4 million as compared with the first quarter ended March 31, 2006. In the first quarter of 2007, the Joint Venture’s strategy was to maintain sales for the domestic aftermarket to that for the same period of 2006, and to schedule production and distribution to meet the increasing requirements from the OEM market and overseas market.

Export sales grew by approximately $2.3 million or approximately 37.7% for the three months ended March 31, 2007, as compared to $6.1 million for the same period of 2006.   The increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in this market segment.  Additionally, the Joint Venture has been able to offer a much wider product line including non-valve products which are outsourced from the RuiLi Group.  Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters.

COST OF SALES

Cost of sales for the first quarter ended March 31, 2007 increased to $18.7 million from $ 15 million for the same period of 2006, a $3.7 million or 24.6 % increase which was consistent with the increase in revenues.
GROSS PROFIT

For the first quarter ended March 31, 2007, gross profit was $5,690,937, as compared to $4,395,758 for the first quarter ended March 31, 2006, an increase of $1,295,179 or 29.46%.  Gross margin was 23.31% for the first quarter ended March 31, 2007, an increase of 0.67% from 22.64% for the same period of 2006.

The average price of primary raw materials, such as aluminum ingot, still continued to increase as it had in the past two years. The increases have had an adverse impact on gross profit, since some of the increases cannot be passed onto the customers. To reduce the impact of these price increases, we have taken some measures, such as selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation, not to carrying inventories of raw material in excess of those required to meet production when the market price is volatile, having short-term pricing agreements with some of our suppliers that reduce our exposure to aluminum pricing increases, and optimizing production technique to reduce raw material consumption. Additionally, this negative impact on Gross Margin was largely offset by economies of scale, shift of products mix and the introduction of new valve products with higher profit margins.

SELLING EXPENSES

Selling expenses were $1,183,647 for the three months ended March 31 2007, as compared to $868,016 for the same period of 2006, an increase of $315,631 or 36.4%. Packaging costs were $ 437,810 for the three months ended March 31, 2007, as compared to $212,289 for the same period of 2006, an increase of $ 225,521 or 106.2%, as a result of the increase in international sales which generally require a higher standard for packaging material. As sales order increase, most of the goods could be shipped in a whole container and delivered to the customer, so that the average transportation cost will be lower. Additionally, more transactions for overseas customers were on a FOB basis since 2006, so a larger portion of the transportation expense was assumed by the customer. Because of these factors, the transportation expenses for domestic and export sales increased only by $28,177 as compared to the same period of 2006. The Company recorded $264,803 of product warranty expenses for the three months ended March 31, 2007, as compared to $176,005 for the same period of 2006, an increase of $88,798, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer. The remaining selling expenses as a percentage of sales decreased as compared to the same period of 2006 since most of these expenses are fixed in nature.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,693,187 for the three months ended March 31, 2007, as compared to $1,096,963 for the same period of 2006, an increase of $596,224 or 54.3%. The major increase came from an increase in R&D expense of $159,679 and bad debt expenses of $264,455. The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $336,814, as compared to the same period of 2006.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $222,875 in the first quarter of 2007, as compared to $ $63,196 for the same period of 2006, an increase of $159,679 or 253%, as a result of the Company’s establishment of a team to develop new innovative products.  This increase was primarily due to higher personnel-related costs resulting from an increase in employee headcount in our project team as we strengthened our internal development efforts.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $340,297 for the first quarter ended March 31, 2007, compared with that of $264,994 for the same period of 2006, an increase of $75,303 or 28.4%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

Financial expense mainly consisted of interest expense and exchange loss. Before the fiscal year end of 2006, the Joint Venture paid off the outstanding balance of the short term bank loans. In the first quarter of 2007, no new bank loans were obtained. As a result, financial expense for the first quarter ended March 31, 2007 decreased by $122,379 to $143,168 from $265,547 for the same period of 2006.

INCOME TAX

The Joint Venture obtained its sino-foreign joint venture status in 2004. In accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the three years ended December 31, 2006, 2007, and 2008. Income tax expense of $362,465 and $ 293,608 was recorded for the first quarter ended March 31, 2007 and 2006, respectively.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to US$235,189 and US$178,195 for the first quarter ended March 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $ 14,909 for the first quarter ended March 31, 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on net income, we do not expect these awards to have a material impact on future cash flow.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash used in operating activities was $ 3,282,430 for the first quarter ended March 31, 2007 compared with $1,952,364 of net cash provided in operating activities in the same period in 2006, a decrease of $5,234,794.
Our primary cash flows from net income were realized through the sale of automotive parts. The timely collection of account receivables will improve our liquidity. In the first quarter of 2007, most of account receivables were collected by bank acceptance. The maturity date of those bank acceptances is from May 15, 2007 to September 21, 2007. As a result, cash flow from account receivables and notes receivables decreased by $2,753,088 as compared with the same period of 2006. Additionally, with the increase of sales orders, the Company kept a higher level of inventory to meet the requirements from OEM and overseas customers and required more raw materials to keep its production capacity. This resulted in a negative cash flow of $ 1,645,982.

At March 31, 2007, the Company had cash and cash equivalents of $5,852,480, as compared to cash and cash equivalents of $11,137,501 at December 31, 2006.  The Company had working capital of $ 48,161,856 at March 31, 2007, as compared to working capital of $47,195,220 at December 31, 2006, reflecting current ratios of 8.48:1 and 7.58:1, respectively.

INVESTING - During the first quarter ended March 31, 2007, the Company expended net cash of $2,083,635 in investing activities, including $2,063,720 for acquisition of property and equipment to support the growth of the business.  For the first quarter ended March 31, 2006, the Company utilized $370,816 in investing activities.

FINANCING -The Joint Venture paid off all outstanding balance of the short term bank loans before the fiscal year end of 2006. During the first quarter ended March 31, 2007, the Company did not obtain any bank loans under its credit facilities.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the first quarter of 2007, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

With respect to foreign currency exchange rates, the appreciation or fluctuation of the RMB against the USD did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD. This is because of the relatively small change and our ability to absorb such effect through cost saving approaches. It is believed that further RMB appreciation against USD, if any, would be on a gradual basis with relatively small adjustments, so as to avoid a drastic impact on the Chinese economy as a whole.

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

In conjunction with the close of the fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducted an update, a review and an evaluation of the effectiveness of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e), it is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-Q, there were no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the first quarter of 2007, approximately $0.9 million and $ 1.2 million out of the net offering proceeds were used for new machinery purchase and construction of the new plant, respectively. Other than the payments to Ruili Group as mentioned above, none of the net offering proceeds were paid, directly or indirectly, to directors, officers and persons who beneficially own ten percent or more of our equity securities.

In subsequent periods, the remaining net offering proceeds will be invested in new plant construction, new machinery and equipment purchase, R&D efforts, international sales and marketing activities, as well as to meet additional working capital requirements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2007	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)