Form 10-Q
period 2007-06-30
SORL Auto Parts Inc
filed 2007-08-14
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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
As of June 30, 2007 there were 18,275,126 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

INDEX

		Page

PART I.	FINANCIAL INFORMATION (unaudited)	1

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2007and 2006	2

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	3

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission Of Matters To a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		32

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2007 and December 31,2006

	June 30, 2007		December 31, 2006
	(unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	5,751,342	US$	11,137,501
Accounts Receivable, Net of Provision		31,994,767		26,750,778
Notes Receivable		9,297,671		3,494,327
Inventory		7,362,666		4,528,856
Prepayments		2,290,204		5,532,802
Other current assets		3,872,774		2,925,558
Total Current Assets		60,569,424		54,369,822
Fixed Assets
Property, Plant and Equipment		26,435,259		20,418,557
Less: Accumulated Depreciation		(4,924,874)		(4,106,901)
Property, Plant and Equipment, Net		21,510,385		16,311,656
Other Assets
Deferred compensation cost-stock options		99,389		129,207
Intangible Assets		67,264		45,779
Less: Accumulated Amortization		(20,916)		(17,655)
Intangible Assets, Net		46,348		28,124
Other Non-current Assets		42,045		41,299
Total Other Assets		187,782		198,630
Total Assets	US$	82,267,591	US$	70,880,108

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	5,823,167	US$	4,620,692
Deposit Received from Customers		809,348		508,268
Short term bank loans		1,504,571		-
Income tax payable		430,981		358,367
Accrued Expenses		916,109		1,232,845
Other Current Liabilities		439,357		454,430
Total Current Liabilities		9,923,533		7,174,602
Minority Interest		7,203,435		6,336,557
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,275,126 issued and outstanding as of June 30, 2007 and December 31, 2006 respectively		36,550		36,550
Additional Paid In Capital		37,467,252		37,444,051
Reserves		1,424,523		797,116
Accumulated other comprehensive income		2,630,299		1,102,469
Retained Earnings		23,581,999		17,988,763
Total Shareholders' Equity		65,140,623		57,368,949
Total Liabilities and Shareholders' Equity	US$	82,267,591	US$	70,880,108

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For The Second Quarter Ended June 30, 2007 and 2006

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
Sales	US$	29,189,572	20,117,002	US$	53,606,561	39,536,586
Cost of Sales		22,829,287	15,477,658		41,555,339	30,501,484
Gross Profit		6,360,285	4,639,344		12,051,222	9,035,102

Operating Expenses
Selling and Distribution Expenses		1,331,643	1,376,442		2,515,290	2,244,458
General and Administrative Expenses		1,027,436	86,289		2,720,623	1,183,251
Financial Expenses		114,268	241,900		257,436	507,447
Total Operating Expenses		2,473,347	1,704,631		5,493,349	3,935,156

Operating Income		3,886,938	2,934,713		6,557,873	5,099,946

Other Income		351,932	68,696		384,272	68,696
Non-Operating Expenses		(80,550)	(67,050)		(84,639)	(156,725)
Income Before Provision for Income Taxes		4,158,320	2,936,359		6,857,506	5,011,917

Provision for Income Taxes		(422,721)	293,897		(60,256)	587,505
Net Income Before Minority Interest & Other Comprehensive Income	US$	4,581,041	2,642,462	US$	6,917,762	4,424,412

Minority Interest		461,930	264,246		697,119	442,441
Net Income Attributable to Shareholders		4,119,111	2,378,216		6,220,643	3,981,971

Foreign Currency Translation Adjustment		1,075,648	59,974		1,697,589	186,680
Minority Interest's Share		(107,565)	(5,997)		(169,759)	(18,668)
Comprehensive Income		5,087,194	2,432,193		7,748,473	4,149,983

Weighted average common share - Basic		18,275,126	13,346,555		18,275,126	13,346,555
Weighted average common share - Diluted		18,322,260	13,359,861		18,328,526	13,355,426
EPS - Basic		0.23	0.18		0.34	0.30
EPS - Diluted		0.22	0.18		0.34	0.30

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Second Quarter Ending June 30, 2007 and 2006

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006

Cash Flows from Operating Activities
Net Income	US$	4,119,111	2,378,216	US$	6,220,643	3,981,971
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Minority Interest		461,930	264,246		697,119	442,441
Bad Debt Expense (Reverse)		(234,154)	(943,325)		187,176	(786,450)
Depreciation and Amortization		370,097	252,001		710,394	516,995
Loss on disposal of Fixed Assets		-	66,903		1,108	66,903
Stock-Based Compensation Expense		38,110	164,435		53,019	169,405
Changes in Assets and Liabilities:
Accounts Receivable		(2,100,597)	248,361		(4,634,961)	(3,241,876)
Notes Receivable		(1,237,625)	1,001,383		(5,615,402)	332,567
Other Currents Assets		(680,963)	103,224		(912,057)	(359,133)
Inventory		(2,426,343)	(239,406)		(2,694,515)	1,138,404
Prepayments		1,413,829	(87,590)		3,332,649	392,561
Accounts Payable and Notes payable		2,060,032	2,191,393		991,030	4,054,538
Deposits Received from Customers		(4,080)	(274,726)		282,352	(517,534)
Other Current Liabilities and Accrued Expenses		(190,993)	(610,270)		(312,631)	276,416

Net Cash Flows from Operating Activities		1,588,354	4,514,845		(1,694,076)	6,467,208

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(3,271,641)	(502,764)		(5,335,361)	(873,580)
Investment in Intangible Assets					(19,915)

Net Cash Flows from Investing Activities		(3,271,641)	(502,764)		(5,355,276)	(873,580)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		1,492,936	(3,004,786)		1,492,936	(4,520,388)

Net Cash flows from Financing Activities		1,492,936	(3,004,786)		1,492,936	(4,520,388)

Effects on changes in foreign exchange rate		89,213	59,974		170,257	186,679

Net Increase (Decrease) in Cash		(101,138)	1,067,269		(5,386,159)	1,259,919

Cash - Beginning of the term		5,852,480	1,153,781		11,137,501	961,131

Cash - End of the term	US$	5,751,342	2,221,050	US$	5,751,342	2,221,050

Supplemental Cash Flow Disclosures:
Interest Paid		12,914	202,700		12,914	401,940
Tax Paid		495,257	763,973		853,436	805,590

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended June 30, 2007 and 2006

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest
Beginning Balance - March 31, 2006	13,346,555	26,693	4,623,022	-	12,780,309	451,028.00	17,881,052	1,926,684

Net Income	-	-	-	-	2,378,216	-	2,378,216	264,246

Other Comprehensive Income	-	-	-	-	-	53,977	53,977	5,997

Paid In Capital Contributions	-	-	299,052	-	-	-	299,052	-

Ending Balance - June 30, 2006	13,346,555	26,693	4,922,074		15,158,525	505,005	20,612,297	2,196,927

Beginning Balance - March 31, 2007	18,275,126	36,550	37,444,051	1,008,786	19,878,625	1,662,216	60,030,228	6,633,940

Net Income	-	-	-	-	4,119,111	-	4,119,111	461,930

Other Comprehensive Income	-	-	-	-	-	968,083	968,083	107,565

Transfer to reserve	-	-	-	415,737	-415,737	-	-	-

4,128 options issued	-	-	23,201		-	-	23,201	-

Ending Balance - June 30, 2007	18,275,126	36,550	37,467,252	1,424,523	23,581,999	2,630,299	65,140,623	7,203,435

Six Months Ended June 30, 2007 and 2006

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest
Beginning Balance - December 31, 2005	13,346,555	26,693	4,444,118	-	11,176,554	336,993	15,984,358	1,735,818

Net Income	-	-	-	-	3,981,971	-	3,981,971	442,441

Other Comprehensive Income	-	-	-	-	-	168,012	168,012	18,668

Paid In Capital Contributions	-	-	477,956	-	-	-	477,956	-

Ending Balance - June 30, 2006	13,346,555	26,693	4,922,074	-	15,158,525	505,005	20,612,297	2,196,927

Beginning Balance - December 31, 2006	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	-	-	-	-	6,220,643		6,220,643	697,119

Other Comprehensive Income	-	-	-	-	-	1,527,830	1,527,830	169,759

Transfer to reserve	-	-	-	627,407	-627,407	-	-	-

4,128 options issued	-	-	23,201	-	-	-	23,201	-

Ending Balance - June 30, 2007	18,275,126	36,550	37,467,252	1,424,523	23,581,999	2,630,299	65,140,623	7,203,435

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and also has the common controlling party, i.e. the Zhang family. The following related party transactions occurred for the three or six months ended June 30, 2007and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
PURCHASES FROM:
Ruili Group Co., Ltd.	$7,300,184	$4,699,603	$12,678,779	$10,542,813
Total	$7,300,184	$4,699,603	$12,678,779	$10,542,813
SALES TO:
Ruili Group Co., Ltd.	$—	$44,384	$914,683	$2,630,198
Total	$—	$44,384	$914,683	$2,630,198

The total purchases from Ruili Group during the three months ended June 30, 2007 consisted of $6.7million of finished products for non-valve auto parts and $0.6 million of packaging materials. During the six months ended June 30, 2007, the breakdown was $ 11.8 million and $ 0.9 million, respectively.

	June 30, 2007	December 31, 2006
Prepayment
Ruili Group Co., Ltd.	$—	$2,309,073
Total	—	2,309,073
Other Accounts receivable
Ruili Group Co., Ltd.	$1,540,937	$903,304
Total	1,540,937	903,304
Accounts payable
Ruili Group Co., Ltd.	$445,090	$—
Total	445,090	—

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at June 30, 2007 and December 31, 2006 were summarized as follows:

	June 30, 2007	December 31, 2006
Beginning balance	$8,769	$914,721
Add: Increase to allowance	138,111	(905,952)
Less: Accounts written off	—	—
Ending balance	$146,880	$8,769

The company’s receivables were summarized as follows:

	June 30, 2007	December 31, 2006
Accounts receivable	$32,141,647	$26,759,547
Less: allowance for doubtful accounts	(146,880)	(8,769)
Accounts receivable balance, net	$31,994,767	$26,750,778

NOTE F - INVENTORIES

On June 30, 2007 and December 31, 2006, inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw Material	$1,631,179	$1,081,569
Work in process	3,720,478	2,429,979
Finished Goods	2,011,009	1,017,308
Total Inventory	$7,362,666	$4,528,856

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Machinery	$15,611,312	$12,123,775
Molds	1,144,764	1,116,441
Office equipment	278,032	226,647
Vehicle	614,720	310,681
Building	594,843	580,126
Construction In Progress	8,191,588	6,060,887
Sub-Total	26,435,259	20,418,557

Less: Accumulated depreciation	(4,924,874)	(4,106,901)

Fixed Assets, net	$21,510,385	$16,311,656

Depreciation expense charged to operations was $707,617 and $513,499 for the six months ended June 30, 2007 and 2006, respectively.

NOTE H - INTANGIBLE ASSETS

Gross intangible assets were $67,264, less accumulated amortization of $20,916 for net intangible assets of $46,348 as of June 30, 2007. Gross intangible assets were $45,779, less accumulated amortization of $17,655 for net intangible assets of $28,124 as of December 31, 2006. Amortization expenses were $2,775 and $3,496 for the six months ended June 30, 2007 and 2006 respectively. Future estimated amortization expense is as follows:

Future estimated amortization expense is as follows:

2007	2008	2009	2010	2011	Thereafter
$2,904	$5,845	$5,845	$5,845	$5,845	$19,341

NOTE I - PREPAYMENT

Prepayment consisted of the following as of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
Raw material suppliers	$891,688	$5,080,452
Equipment purchase	1,398,516	452,350
Total prepayment	$2,290,204	$5,532,802

NOTE J - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Accrued payroll	$519,399	$448,420
Other accrued expenses	396,710	784,425
Total accrued expenses	$916,109	$1,232,845

NOTE K - BANK LOANS

Bank loans represented the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Secured	$1,504,,571	$—
Less: Current portion	$(1,504,,571)	$—
Non-current portion	$—	$—

To finance new equipment acquisition from overseas suppliers, during the second quarter of 2007, the company obtained two short term dollar loans from Agricultural Bank of China, with interest bearing at 6.15313% and 5.73750% per annum, respectively. These loans were guaranteed by Ruili Group Co., Ltd., a related party. The Company did not provide any sort of guarantee to any other parties.

NOTE L - RESERVE

The reserve funds are comprised of the following:

	June 30, 2007	December31, 2006

Statutory surplus reserve fund	$1,424,523	$797,116
Total	$1,424,523	$797,116

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the second quarter ended June 30, 2007 is as follows:

Statutory tax rate	26.4%
Tax holidays and concessions	-13.2%

Effective tax rate	13.2%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

In addition, in accordance with China's relevant regulations of income taxes, there is a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year.

NOTE N - LEASES

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

Rent expense for the six months ended June 30, 2007 and 2006, was $359,754and $226,483 respectively.

Future minimum rental payments for the years ended December 31, are as follows:

	2007	2008	2009	2010	2011	Thereafter

Rental of plant	222,505	457,845	457,845	457,845	457,845	991,998
Rental of apartment buildings	117,629	242,043	242,043	242,043	242,043	58,727
Total	340,134	699,888	699,888	699,888	699,888	1,050,725

NOTE O - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $586 and$22,023 for the six months ended June 30, 2007 and 2006, respectively.

NOTE P - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $553,672 and $240,430 for the six months ended June 30, 2007 and 2006, respectively.

NOTE Q - WARRANTY CLAIMS

Warranty claims were $585,888 and $883,540 for the six months ended June 30, 2007 and 2006, respectively. The movement of accrued warranty expenses for the six months ended June 30, 2007 was as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2007	$613,917
Accrued during the six months ended June 30, 2007:	$585,888
Less: Actual Paid during the six months ended June 30, 2007:	$937,943
Ending balance at June 30, 2007	$261,862

NOTE R - STOCK COMPENSATION PLAN

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

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904. This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $29,818 and $19,879 respectively for the six months ended June 30, 2007 and the six months ended June 30, 2006. As of June 30, 2007, there was $ 99,389 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 1.7 years.

A summary of option activity under the Plan as of June 30, 2007 and changes during the second quarter ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

1-Jan-06	—	$—	—	$—
Granted	60,000	4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2007	60,000	$4.79	1.7 Years	$138,000

Exercisable at June 30, 2007	—	—	—	—

(2)  Subject to all the terms and provisions of the 2005 Stock Compensation Plan, on June 20, 2007, the Company entered into an arrangement with its previous senior manager of investor relations, David Ming He, relating to 4,128 share options on its stock with an exercise price of $7.25 per option. In accordance with the agreement, the option became vested and exercisable immediately on the date thereof.

Number of Shares	% of Shares Issued	Initial Vesting Date
4,128	100%	June 20, 2007

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised, “Share-Based Payment.” The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	141.47%
Risk-Free Interest Rate	5.14%
Contractual Term	3 years
Stock Price at Date of Grant	$7.09
Exercise Price	$7.25

Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount is charged to G&A during the second quarter of 2007.

A summary of option activity under the Plan as of June 30, 2007 and changes during the second quarter ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

1-Jan-07	—	$—	—	$—
Granted	4,128	$7.25	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30,2007	4,128	$7.25	3 Years	$29,928

Exercisable at June 30,2007	4,128	$7.25	3 Years	$29,928

(3) On January 5, 2006 the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company retained Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months.

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

A summary of option activity under the Plan as of June 30, 2007 and changes during the second quarter ended June 30, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1-Jan-06	—	$—	—	$—
Granted	100,000	$6.25	4 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2007	100,000	$6.25	2.5 Years	$84,000

Exercisable at June 30, 2007	100,000	$6.25	2.5 Years	$84,000

NOTE S- COMMITMENTS AND CONTINGENCIES

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

(2)  The following table shows the Company's significant contractual obligations as of June 30, 2007.

	Payment Due by Period
	Total
	Contractual	Less than	Between	Between	Over 5
(in thousands)	Obligations	1 year	2-3 years	4-5 years	years

Capital commitments (i)	475	441	34		—
	$475	$441	$34	$—	$—

(i)
Capital commitments include the investment in construction of a new plant to expand the production capacity of air brake valves and related products. The Company has budgeted an aggregate amount of approximately $15.4 million for construction of the new plant. However, some of the projected amounts without existing contractual commitments nor scheduled maturities are not listed in this table.

(ii)	The information of lease commitments is provided in Note N.

NOTE T - OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE U - SUBSEQUENT EVENTS

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

　　The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts. Its headquarter was located in Ruian City of Wenzhou Area, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies. Its major product lines included valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders. Some of those products were developed and manufactured through affiliated companies of Ruili Group. Due to its leading position in the industry, the Chairman of the Ruili Group, Mr. Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China. Mr. Zhang is also Chairman and Chief Executive Officer of the Company. The Joint Venture was established in the PRC as a Sino-foreign joint venture company with limited liability by the Ruili Group and Fairford. Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital in the aggregate amount of approximately $43.4 million.

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

Results of Operations

(1) Results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

SALES

	Three Months ended			Three Months ended
	30-Jun-07			30-Jun-06

Air brake valves & related components	$22.2	M	76%	$15.1	M	75%
Non-valve products	$7.0	M	24%	$5.0	M	25%

Total	$29.2	M	100%	$20.1	M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $29,189,572 and $20,117,002 for the three months ended June 30, 2007 and 2006, respectively. Net sales for the three months ended June 30, 2007 increased by $9.1 million or 45.1% to $29.2 million, compared with the same period of 2006. The increase in sales was mainly from the international market segment and the domestic OEM segment. This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months		Three Months
	ended		ended
	30-Jun-07%		30-Jun-06%
	(U.S. dollars in million)
China OEM market	$12	41%	$6	30%
China Aftermarket	$6.3	22%	$5.2	26%
International market	$10.9	37%	$8.9	44%
Total	$29.2	100%	$20.1	100%

In the first half of 2007, the Chinese heavy-duty truck OEM market experienced a high growth. In response to this growth, the Joint Venture installed new equipment to increase production capacity and to meet the growing demand. In addition, the Joint Venture took advantage of its established relationship with major OEM customers and continued with new product R&D while enhancing unit production efficiency, lowering the product defect ratio and shortening the overall logistic cycle. The Joint Venture further expanded its OEM market share in the second quarter of 2007.The Joint Venture’s sales to the OEM market increased by approximately $6 million or 100% for the second quarter ended June 30, 2007, as compared with the second quarter ended June 30, 2006.

 As of June 30, 2007, the Joint Venture had 28 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors. Based on the well established sales networks as well as increased production capacity, the Joint Venture achieved total revenue of $6.3 million in domestic aftermarket sales for the three months ended June 30, 2007, an increase of $1.1 million, or 21.2% as compared to the same period of last year.

Export sales grew by $2.0 million or approximately 22.5% for the three months ended June 30, 2007, as compared to $8.9 million for the same period of 2006. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in this market segment.

COST OF SALES

Cost of sales for the three months ended June 30, 2007 increased to $22.8 million from $ 15.5million for the same period of 2005, a $7.3 million or 47.1 % increase which was consistent with the increase in revenues.

GROSS PROFIT

For the three months ended June 30, 2007, gross profit was $6,360,285, as compared to $4,639,344 for the same period of 2006, an increase of $1,720,941 or 37.1%. Gross margin was 21.8% for the three months ended June 30, 2007, a decrease of 1.3% from 23.1% for the same period of 2006. The decrease was mainly due to the appreciation of RMB, Chinese currency, against the U.S. dollar which negatively impacted the profit margin for our export sales.

 In view of the increase of primary raw materials price and the negative impact associated with the appreciation of RMB against the U.S. dollar , during the three months ended June 30, 2007, the Joint Venture took various measures to lower the cost per product,. Those measures included selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation; reducing inventories of raw material in excess of those required to meet production when the market price is volatile; having short-term pricing agreements with some of our suppliers that reduce our exposure to raw materials price increases; and optimizing production techniques to reduce raw material consumption. In the remaining six months of 2007, the Joint Venture plans to improve gross margin by economies of scale, shift of products mix and the introduction of new valve products with higher profit margins.

SELLING EXPENSES

Selling expenses were $1,331,643 for the three months ended June 30, 2007, as compared to $1,376,442 for the same period of 2006, a decrease of $44,799 or 3.3%. The decrease was mainly due to the fact that our product warranty expenses for the three months ended June 30, 2007 were $386,452 less than the amount for the same period of 2006. The Company recorded $321,083 of product warranty expenses for the three months ended June 30, 2007, but $707,535 for the same period of 2006. In the second quarter of 2006, there was one large amount of a one-time indemnification payment to an OEM customer, resulting from miscommunication in certain technical parameters for the products .But such situation has never incurred since then.

Packaging costs were $ 463,754 for the three months ended June 30, 2007, as compared to $270,529 for the same period of 2006, an increase of $193,225; and transportation expenses were $ 335,397 for the three months ended June 30, 2007, as compared to $150,644 for the same period of 2006, an increase of $ 184,753.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,027,436 for the three months ended June 30, 2007, as compared to $86,289 for the same period of 2006, an increase of $941,147. The increase was mainly due to the following factors:

(1) During the second quarter of 2006, the Company collected a significant portion of accounts receivables with aging over one year and reversed the bad debt provision thereof. The reversing of the bad debt provision resulted in the decrease of $ 943,325 in general and administrative expenses for the three months ended June 30, 2006, but only $234,154 for the three months ended June 30, 2007.

(2) The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities, totaling $204,445 as compared to the same period of 2006.

(3) R&D expense, which is included in general and administrative expenses, increased by $ 153,563 as compared to the same period of 2006, as discussed below.

(4) The stock-based compensation expenses decreased by $126,325 for the three months ended June 30, 2007, as compared to $164,435 for the same period of 2006.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $330,797 for the three months ended June 30, 2007, as compared to $177,234 for the same period of 2006, an increase of $153,563, as a result of the Company’s investment in new R&D instrument purchases and establishment of a team to develop new innovative products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $370,097 for the three months ended June 30, 2007, compared with that of $252,001 for the same period of 2006, an increase of $118,096 or 46.9%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

Financial expense for the three months ended June 30, 2007 decreased by $127,632 to $114,268 from $241,900 for the same period of 2006, mostly caused by the decrease in interest expense. The decrease in interest expense was due to the lower outstanding debt balance during these months, which was approximately $1.5 million as of June 30, 2007, a decrease of $10 million from $11.5 million at the end of June 30, 2006. The funds were mainly used for new equipment import.

Interest rates ranged between 5.73750% and 6.15313% per annum.

OTHER INCOME

Other income was $351,932 for the three months ended June 30, 2007, as compared to $ 68,696 for the three months ended June 30, 2006, an increase of $283,236.The increase was mainly due to $ 260,591 of subsidy income from local governments for the three months ended June 30, 2007. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

The Joint Venture obtained its sino-foreign joint venture status in 2004. In accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the three years ended December 31, 2006, 2007, and 2008. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the second quarter ended June 30, 2007, the Joint Venture received an income tax benefit of $991,133 for purchase of domestic equipment, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was negative $422,721 for the second quarter ended June 30, 2007 compared with $293,897 for the second quarter ended June 30, 2006, a decrease of $716,618 or 243.8%.

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

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was both $ 14,909 for the three months ended June 30, 2007and 2006.

On June 20, 2007, the Company entered into an arrangement with its previous senior manager of investor relations, David Ming He, relating to 4,128 share options on its stock with an exercise price of $7.25 per option. In accordance with the agreement, the option became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to G&A during the second quarter of 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $ 461,930 and $ 264,246 for the three months ended June 30, 2007 and 2006, respectively.

FINANCIAL CONDITION

 Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $1,588,354 for the three months ended June 30, 2007, as compared to $4,514,845 of net cash provided in operating activities for the three months ended June 30, 2006, a decrease of $ 2,926,491.

Our primary cash flows from net income were realized through the sale of automotive parts. The timely collection of account receivables will improve our liquidity. Prior to June 30, 2006, the Joint Venture maintained a high level of accounts receivable with aging over one year, as a result of its then domestic market strategy to temporarily extend credit terms to certain OEM customers and aftermarket distributors. The Joint Venture collected a substantial portion of accounts receivable with aging over one year during the three months ended June 30, 2006, which has been reflected as an increase of cash flows in consolidated statements of cash flows for the three months ended June 30, 2006. An increase in the level of accounts receivable contributed to the negative cash flow of approximately $2.1 million for the three months ended June 30, 2007,but the ending balance of accounts receivables as of June 30, 2007 was consistent with the Joint Venture’s normal practice. Cash flows from notes receivable decreased by approximately $2.2 million for the three months ended June 30, 2007, as compared to the same period of 2006, as a result of more accounts receivable collected by bank acceptance. In accordance with the increase of sales orders, the Company maintainted a higher level of inventory to meet the requirements from OEM and overseas customers and required more raw materials to keep its production capacity. This resulted in a negative cash flow of approximately $ 2.4 million. Additionally, basing on a good established relationship with suppliers, we have negotiated extended payment terms from them, reducing the working capital required. As a result, cash flows contributed from account payables and notes payables totaled to approximately $2.1 million for the three months ended June 30, 2007.In addition, during this period, cash flows from prepayments contributed approximately 1.4 million.

At June 30, 2007, the Company had cash and cash equivalents of $5,751,342, as compared to cash and cash equivalents of $11,137,501 at December 31, 2006. The Company had working capital of $ 50,645,891 at June 30, 2007, as compared to working capital of $47,195,220 at December 31, 2006, reflecting current ratios of 6.10:1 and 7.58:1, respectively.

INVESTING - During the three months ended June 30, 2007, the Company expended net cash of $3,271,641 in investing activities, including the funds for acquisition of new equipment to support the growth of business and financing construction in progress. For the three months ended June 30, 2006, the Company utilized $502,764 in investing activities.

FINANCING - Net cash provided by financing activities was $1,492,396 for the three months ended June 30, 2007 compared to $3,004,786 used in financing activities in the same period in 2006. During the three months ended June 30, 2006, the Joint Venture received aggregate bank loans in the amount of $1,375,757 under its credit facilities; the impact of these cash inflows was offset by repayments of $ 4,419,381 on its outstanding debt. The Joint Venture paid off all outstanding balances of the short term bank loans in prior to December 31, 2006. In the second quarter of 2007,the cash inflows mainly attributable to a $1,492,396 increase in proceeds from borrowing due to one new loan being secured for new equipment purchases .

 Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the three months ended June 30, 2007, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

(2) Results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

SALES

	Six Months ended			Six Months ended
	30-Jun-07			30-Jun-06
Air brake valves & related components	$41.3	M	77%	$28.7	M	73%
Non-valve products	$12.3	M	23%	$10.8	M	27%
Total	$53.6	M	100%	$39.5	M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $53,606,561 and $39,536,586 for the six months ended June 30, 2007 and 2006, respectively. Net sales for the six months ended June 30, 2007 increased by $14.1 million or 35.7% to $53.6 million, compared with the same period of 2006. The increase in sales was mainly from the China OEM market and international market. This increase was the result of the Company’s efforts to develop more customers and penetrate these market segments.

A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for six months ended June 30, 2007 and 2006 is as follows:

	Six Months		Six Months
	ended		ended
	30-Jun-07%		30-Jun-06%
	(U.S. dollars in million)
China OEM market	$20.9	39%	$11.8	30%
China Aftermarket	$13.4	25%	$12.7	32%
International market	$19.3	36%	$15	38%
Total	$53.6	100%	$39.5	100%

In the first half of 2007, the Chinese heavy-duty truck OEM market experienced a high growth. In response to this growth, the Joint Venture installed new equipment to increase production capacity and to meet the growing demand. In addition, the Joint Venture took advantage of its established relationship with major OEM customers and continued with new product R&D while enhancing unit production efficiency, lowering the product defect ratio and shortening the overall logistic cycle The Joint Venture further expanded its OEM market share in the second quarter of 2007.The Joint Venture’s sales to the OEM market increased by approximately $9.1 million or 77.1% for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

 As of June 30, 2007, the Joint Venture has 28 authorized distributors covering nearly all regions in China, who in turn sell our products to over 800 sub-distributors. Based on the well established networks as well as increased production capacity, the sales for the domestic aftermarket slightly increased by $0.7 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

 Export sales grew by $4.3 million or approximately 28.7% for the six months ended June 30, 2007, as compared to $15 million for the same period of 2006. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in this market segment.

COST OF SALES

Cost of sales for the six months ended June 30, 2007 increased to $41.6 million from $30.5 million for the same period of 2006, an $11.1 million or 36.4% increase which was consistent with the increase in revenue.

GROSS PROFIT

For the six months ended June 30, 2006, gross profit was $12,051,222, as compared to $9,035,102 for the same period of 2006, an increase of $3,016,120 or 33.4%. Gross margin was 22.5% for the six months ended June 30, 2007, a decrease of 0.4% from 22.9% for the same period of 2006. The decrease was mainly due to the appreciation of RMB, Chinese currency, against the U.S. dollar which negatively impacted the profit margin for our export sales.

 In view of the increase of primary raw materials price and the negative impact associated with the appreciation of RMB against the U.S. dollar, during the six months ended June 30, 2007, the Joint Venture took various measures to lower the cost per product, to be sure that the increases cannot be passed onto the customers. Those measures included selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation; reducing inventories of raw material in excess of those required to meet production when the market price is volatile; having short-term pricing agreements with some of our suppliers that reduce our exposure to raw materials price increases; and optimizing production techniques to reduce raw material consumption. In the remaining six months of 2007, the Joint Venture plans to improve gross margin by economies of scale, shift of products mix and the introduction of new valve products with higher profit margins.

SELLING EXPENSES

Selling expenses were $2,515,290 for the six months ended June 30, 2007, as compared to $2,244,458 for the same period of 2006, an increase of $270,832 or 12.1%. Our product warranty expenses for the six months ended June 30, 2007 were $297,652 less than the amount for the same period of 2006. The Company recorded $585,888 of product warranty expenses for the six months ended June 30, 2007, but $883,540 for the same period of 2006. In the second quarter of 2006, there was one large amount of a one-time indemnification payment to an OEM customer, resulting from miscommunication in certain technical parameters for the products .But such situation has never incurred since then.

Packaging costs were $901,565 for the six months ended June 30, 2007, as compared to $482,818 for the same period of 2006, an increase of $418,747; and transportation expenses were $584,397 for the six months ended June 30, 2007, as compared to $371,466 for the same period of 2006, an increase of $212,931.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,720,623 for the six months ended June 30, 2006, as compared to $1,183,251 for the same period of 2006, an increase of $1,537,372.The increase was mainly due to the following factors:

(1) During the second quarter of 2006, the Joint Venture reversed bad debt provision resulting from collecting a significant portion of accounts receivable with aging over one year, as discussed above, which had been reflected as a reduction to general and administrative expenses. Compared with the negative $786,296 of bad debt provision for the six month ended June 30, 2006, bad debt provision included in general and administrative expenses was $187,176 for the six months ended June 30, 2007, increasing by $973,470.

(2)The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $229,513 as compared to the same period of 2006.

(3) R&D expense, which is included in general and administrative expenses, increased by $313,242 as compared to the same period of 2006, as discussed below.

(4)The stock-based compensation expenses decreased by $116,386 for the six months ended June 30, 2007, as compared to $169,405 for the same period of 2006.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $553,672 for the six months ended June 30, 2006, as compared to $240,430 for the same period of 2005, an increase of $313,242, as a result of the Company’s investment in new R&D instrument purchase and establishment of a team to develop new innovative products .

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $710,394 for the six months ended June 30, 2007, compared to $516,995 for the same period of 2006, an increase of $193,399 or 37.4%, as a result of new investment in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

Financial expense for the six months ended June 30, 2007 decreased by $250,011 to $257,436, from $507,447 for the same period of 2006, mostly caused by the decrease in interest expense. The decrease in interest expense was due to the lower outstanding debt balance during these months, which was approximately $1.5 million as of June 30, 2007, a decrease of $10 million from $11.5 million at the end of June 30, 2006. The funds were mainly used for new equipment import.

Interest rates ranged between 5.73750% and 6.15313% per annum.

OTHER INCOME

Other income was $384,272 for the six months ended June 30, 2007, as compared to $68,696 for the six months ended June 30, 2006, an increase of $315,576.The increase was mainly due to $265,738 of subsidy income from local governments for the six months ended June 30, 2007. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% commencing the three years ended December 31, 2006, 2007, and 2008. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the second quarter ended June 30, 2007, the Joint Venture received an income tax benefit of $991,133 for purchase of domestic equipment, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was negative $60,256 for the six months ended June 30, 2007 compared with $587,505 for the six months ended June 30, 2006, a decrease of $647,761.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $697,119 and $442,441 for the six months ended June 30, 2007 and 2006, respectively.

STOCK—BASED COMPENSATION

On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 100,000 warrants granted within the six months ended June 30, 2006 amounted to $299,052. This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $149,526 for the six months ended June 30, 2006.

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $29,818 for the six months ended June 30, 2007, as compared to $19,879 for the six months ended June 30, 2006.

On June 20, 2007, the Company entered into an arrangement with its previous senior manager of investor relations, David Ming He, relating to 4,128 share options on its stock with an exercise price of $7.25 per option. In accordance with the agreement, the option became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to G&A during six months ended June 30, 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cash flow.

FINANCIAL CONDITION

Liquidity and Capital Resources

 OPERATING - Net cash used in operating activities was $1,694,076 for the six months ended June 30, 2007, as compared to $6,467,208 of net cash provided by operating activities for the six months ended June 30, 2006, a decrease of $8,161,284.

Our primary cash flows from net income were realized through the sale of automotive parts. The timely collection of account receivables will improve our liquidity. Cash flows from accounts receivable and notes receivables decreased by approximately $7.3 million for the six months ended June 30, 2007 as compared with the same period of 2006, as a result of a high level of accounts receivable and notes receivables as of June 30, 2007. The increase of accounts receivable was primarily due to the increase of sales volumes. The ending balance of accounts receivables as of June 30, 2007 was consistent with the Joint Venture’s normal practice. During the first half of 2007 year, most of accounts receivable were collected by bank acceptance, hence the increase of notes receivables. . In accordance with the increase of sales orders, the Company maintained a higher level of inventory to meet the requirements from OEM and overseas customers and required more raw materials to keep its production capacity. This resulted in a negative cash flow of approximately $ 2.7 million. Additionally, based on a good established relationship with suppliers, we have negotiated extended payment terms from them, reducing the working capital required. As a result, cash flows contributed from prepayments and account payables and notes payables totaled to approximately $4.3 million for the six months ended June 30, 2007.

At June 30, 2007, the Company had cash and cash equivalents of $5,751,342, as compared to cash and cash equivalents of $11,137,501 at December 31, 2006. The Company had working capital of $50,645,891 at June 30, 2007, as compared to working capital of $47,195,220 at December 31, 2006, reflecting current ratios of 6.10:1 and 7.58:1, respectively.

INVESTING - During the six months ended June 30, 2007, the Company expended net cash of $5,355,276 in investing activities, mainly including the funds for acquisition of new equipment to support the growth of business and financing construction in progress. For the six months ended June 30, 2006, the Company utilized $873,580 in investing activities.

 FINANCING - Net cash provided by financing activities was $1,492,396 for the three months ended June 30, 2007 compared to $4,520,388 used in financing activities in the same period in 2006. During the six months ended June 30, 2006, the Joint Venture received aggregate bank loans in the amount of $7,113,564 under its credit facilities; the impact of these cash inflows was offset by repayments of $11,778,742 on its outstanding debt. The Joint Venture paid off all outstanding balance of the short term bank loans in prior to December 31,2006.During the six months ended June 30,2007,the cash inflows were mainly attributable to a $1,492,396 increase in proceeds from borrowing due to one new loan being secured for new equipment purchases .

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On November 30, 2006, SORL completed its follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Maxim Group LLC and Charton Capital Market, LLC acted as representatives of the underwriters. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commission and approximately $0.7 million of related offering expense were approximately $2.8 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of follow-on offering, exercised the over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of the underwriter’s discount of $0.3 million, approximately $4.3 million was received by the Company. The aggregate net proceeds to the Company of this offering were approximately $32.5 million, which included $4.3 million as the result of the exercise of the over-allotment option.

As of December 31, 2006, the Company used approximately $22.7 million out of the net proceeds for working capital or new projects, including approximately $16.6 million for temporary repayment of short-term bank loan and $6.1 million as capital expenditures for the purchase of the land use right from the Ruili Group (a related party) and for the construction of the new plant. The Company had reached agreement with a local bank to temporarily repay its outstanding obligations when it had sufficient cash in account before spending the funds according to its business plan.

During the first and second quarter of 2007, approximately $3.5 million, $2.1 million, and $0.6 million out of the net offering proceeds were used for new machinery purchase, construction of the new plant, and R&D efforts, respectively. Also, the Joint Venture began to re-enter a debt position with $1,492,396 short term bank loan occurring in the second quarter of 2007. Other than the payments to Ruili Group as mentioned above, none of the net offering proceeds were paid, directly or indirectly, to directors, officers and persons who beneficially own ten percent or more of our equity securities.

In subsequent periods, the remaining net offering proceeds will be invested in further construction of new plant, new machinery and equipment purchase, R&D efforts, international sales and marketing activities, as well as additional working capital requirements. In addition, to fund these financial requirements, the Company will not continue to use the net proceeds to repay short-term bank loans. The credit line available for the Company at the end of second fiscal quarter was $17.1 million USD.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Dated: August 10, 2007	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)