Form 10-Q
period 2007-09-30
SORL Auto Parts Inc
filed 2007-11-13
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of September 30, 2007 there were 18,279,254 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 and December 31,2006

	September 30, 2007		December 31, 2006
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	1,972,825	US$	11,137,501
Accounts Receivable, Net of Provision		31,351,401		26,750,778
Notes Receivable		5,953,499		3,494,327
Inventory		8,814,201		4,528,856
Prepayments		2,276,728		5,532,802
Other current assets		4,216,545		2,925,558
Total Current Assets		54,585,199		54,369,822
Fixed Assets
Property, Plant and Equipment		26,172,629		20,418,557
Less: Accumulated Depreciation		(5,410,661)		(4,106,901)
Property, Plant and Equipment, Net		20,761,968		16,311,656

Land Use Rights, Net		13,583,427		-

Other Assets
Deferred compensation cost-stock options		84,480		129,207
Intangible Assets		74,059		45,779
Less: Accumulated Amortization		(22,768)		(17,655)
Intangible Assets, Net		51,291		28,124
Other Non-current Assets		38,637		41,299
Total Other Assets		174,408		198,630

Total Assets	US$	89,105,002	US$	70,880,108

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable and Notes Payable	US$	5,649,773	US$	4,620,692
Deposit Received from Customers		877,625		508,268
Short term bank loans		4,705,709		-
Income tax payable		540,063		358,367
Accrued Expenses		1,086,373		1,232,845
Other Current Liabilities		491,823		454,430

Total Current Liabilities		13,351,366		7,174,602

Total Liabilities		13,351,366		7,174,602

Minority Interest		7,545,894		6,336,557

Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 and 18,275,126 issued and outstanding as of September 30, 2007 and December 31, 2006 respectively		36,558		36,550
Additional Paid In Capital		37,498,452		37,444,051
Reserves		1,640,403		797,116
Accumulated other comprehensive income		3,553,626		1,102,469
Retained Earnings		25,478,703		17,988,763
Total Shareholders' Equity		68,207,742		57,368,949

Total Liabilities and Shareholders' Equity	US$	89,105,002	US$	70,880,108

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For The Second Quarter Ended September 30, 2007 and 2006

	Three Months Ended September 30,			Nine Months Ended September 30,
		2007	2006		2007	2006
Sales	US$	29,703,227	21,288,002	US$	83,309,788	60,824,588
Cost of Sales		23,064,724	16,511,343		64,620,063	47,012,827
Gross Profit		6,638,503	4,776,659		18,689,725	13,811,761

Operating Expenses
Selling and Distribution Expenses		1,928,763	1,163,077		4,444,053	3,407,535
General and Administrative Expenses		1,682,071	1,028,862		4,402,694	2,212,113
Financial Expenses		349,056	259,587		606,492	767,034

Total Operating Expenses		3,959,890	2,451,526		9,453,239	6,386,682

Operating Income		2,678,613	2,325,133		9,236,486	7,425,079

Other Income		118,334	24,280		502,606	92,976
Non-Operating Expenses		(10,357)	(75,841)		(94,996)	(232,566)
Income Before Provision for Income Taxes		2,786,590	2,273,572		9,644,096	7,285,489

Provision for Income Taxes		434,139	311,208		373,883	898,713
Net Income Before Minority Interest & Other Comprehensive Income	US$	2,352,451	1,962,364	US$	9,270,213	6,386,776

Minority Interest		239,867	196,236		936,986	638,677
Net Income Attributable to Shareholders		2,112,584	1,766,128		8,333,227	5,748,099

Foreign Currency Translation Adjustment		1,025,919	262,110		2,723,508	448,790
Minority Interest's Share		(102,592)	(26,211)		(272,351)	(44,879)
Comprehensive Income		3,035,911	2,002,027		10,784,384	6,152,010

Weighted average common share - Basic		18,278,805	13,346,555		18,276,366	13,346,555
Weighted average common share - Diluted		18,312,574	13,368,387		18,323,125	13,360,639
EPS – Basic		0.12	0.13		0.46	0.43
EPS – Diluted		0.12	0.13		0.45	0.43

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended September 30, 2007 and 2006
	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders' Equity	Minority Interest
Beginning Balance - June 30, 2006	13,346,555	26,693	4,922,074	-	15,158,525	505,005.00	20,612,297	2,196,927

Net Income	-	-	-	-	1,766,128	-	1,766,128	196,236

Other Comprehensive Income	-	-	-	-	-	235,899	235,899	26,211

Paid In Capital Contributions	-	-	-	-	-	-	-	-
Ending Balance - September 30, 2006	13,346,555	26,693	4,922,074		16,924,653	740,904	22,614,324	2,419,374

Beginning Balance - June 30, 2007	18,275,126	36,550	37,467,252	1,424,523	23,581,999	2,630,299	65,140,623	7,203,435

Net Income	-	-	-	-	2,112,584	-	2,112,584	239,867

Other Comprehensive Income	-	-	-	-	-	923,327	923,327	102,592

Transfer to reserve	-	-	-	215,880	-215,880	-	-	-

Common Stock issued to previous employees	4,128	8	31,200		-	-	31,208	-
Ending Balance - September 30, 2007	18,279,254	36,558	37,498,452	1,640,403	25,478,703	3,553,626	68,207,742	7,545,894

Nine Months Ended September 30, 2007 and 2006
	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders' Equity	Minority Interest
Beginning Balance - December 31, 2005	13,346,555	26,693	4,444,118	-	11,176,554	336,993	15,984,358	1,735,818

Net Income	-	-	-	-	5,748,099	-	5,748,099	638,677

Other Comprehensive Income	-	-	-	-	-	403,911	403,911	44,879

Paid In Capital Contributions	-	-	477,956	-	-	-	477,956	-

Ending Balance - September 30, 2006	13,346,555	26,693	4,922,074	-	16,924,653	740,904	22,614,324	2,419,374

Beginning Balance - December 31, 2006	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	-	-	-	-	8,333,227		8,333,227	936,986

Other Comprehensive Income	-	-	-	-	-	2,451,157	2,451,157	272,351

Transfer to reserve	-	-	-	843,287	-843,287	-	-	-

4,128 options issued	-	-	23,201	-	-	-	23,201	-

Common Stock issued to previous employees	4,128	8	31,200	-	-	-	31,208	-
Ending Balance - September 30, 2007	18,279,254	36,558	37,498,452	1,640,403	25,478,703	3,553,626	68,207,742	7,545,894

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Third Quarter Ended September 30, 2007 and 2006

	Three Months Ended September 30,			Nine Months Ended September 30,
		2007	2006		2007	2006

Cash Flows from Operating Activities
Net Income	US$	2,112,584	1,766,128	US$	8,333,227	5,748,099
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		239,867	196,236		936,986	638,677
Bad Debt Expense		(163,553)	(83,168)		23,623	(869,618)
Depreciation and Amortization		447,548	266,058		1,157,942	783,053
Loss on disposal of Fixed Assets		(1,870)	2,129		(762)	69,032
Stock-Based Compensation Expense		46,117	89,672		99,136	259,077
Changes in Assets and Liabilities:
Account Receivables		1,198,001	1,250,818		(3,436,960)	(1,991,058)
Notes Receivables		3,449,736	(2,366,405)		(2,165,666)	(2,033,838)
Other Currents Assets		(238,235)	(674,145)		(1,150,292)	(1,033,278)
Inventory		(1,339,563)	(923,930)		(4,034,078)	214,474
Prepayments		45,087	(309,766)		3,377,736	82,795
Account Payables and Notes payable		(252,806)	787,423		738,224	4,841,961
Deposits Received from Customers		56,601	161,447		338,953	(356,087)
Other Current Liabilities and Accrued Expenses		315,101	366,871		2,470	643,287

Net Cash Flows from Operating Activities		5,914,615	529,368		4,220,539	6,996,576

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(5,521,198)	(1,189,727)		(10,856,559)	(2,063,307)
Acquisition of Land Use Rights		(7,377,271)	-		(7,377,271)	-
Investment in Intangible Assets		(5,818)	-		(25,733)	-

Net Cash Flows from Investing Activities		(12,904,287)	(1,189,727)		(18,259,563)	(2,063,307)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		3,159,176	(632,227)		4,652,112	(5,152,615)

Net Cash flows from Financing Activities		3,159,176	(632,227)		4,652,112	(5,152,615)

Effects on changes in foreign exchange rate		51,979	262,110		222,236	448,789

Net Increase (Decrease) in Cash		(3,778,517)	(1,030,476)		(9,164,676)	229,443

Cash - Beginning of the term		5,751,342	2,221,050		11,137,501	961,131

Cash - End of the term	US$	1,972,825	1,190,574	US$	1,972,825	1,190,574

Supplemental Cash Flow Disclosures:
Interest Paid		105,363	163,862		118,277	565,802
Tax Paid		331,779	297,662		1,185,215	586,420

Non-Cash Transaction Disclosures:
Exchange of Construction in Progress for Acquisition of Property and Equipment		3,040,203
Exchange of Construction in Progress for Acquisition of Land Use Rights		6,206,156

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

Note D - Related Party Transactions

          The Company continued to purchase non-valve automotive components and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and also has the common controlling party, i.e. the Zhang family. The following related party transactions occurred for the three or nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

PURCHASES NON-VALVE PRODUCT AND PACKAGING MATERIAL FROM:
Ruili Group Co., Ltd.	$7,577,793	$5,435,210	$20,256,572	$15,978,023

Total	$7,577,793	$5,435,210	$20,256,572	$15,978,023

PURCHASES PLANT AND LAND USE RIGHTS FROM :
Ruili Group Co., Ltd.	$20,237,525	$—	$—	$—

	$20,237,525	$—	$—	$—
SALES TO:
Ruili Group Co., Ltd.	$—	$1,768,115	$914,683	$4,398,313

Total	$—	$1,768,115	$914,683	$4,398,313

1. The total purchases from Ruili Group during the three months ended September 30, 2007 consisted of $ 7.0 million of finished products for non-valve auto parts and $0.6 million of packaging materials. During the nine months ended September 30, 2007, the breakdown was $18.8 million and $1.5million, respectively.

2. On September 28, 2007, the Company purchased land rights, a manufacturing plant, and an office building from Ruili Group for an aggregate purchase price of approximately RMB152 million (approximately $20.2 million translated with an exchange rate of 7.5108 yuan to $1.00 at September 28, 2007). DTZ Debenham Tie Leung Ltd., an internationally recognized appraiser, appraised the total asset value at RMB154 million (approximately $20.5 million based on with an exchange rate of 7.5108 yuan to $1.00 at September 28, 2007). The purchase price was paid by the Company by transferring to Ruili Group the Company’s $9 million investment in an existing project that includes a construction-in-progress and prepayment of land use rights. The remaining balance of $11 million was paid by the cash generated from operations and a bank credit line.

	September 30, 2007	December 31, 2006
Prepayment

Ruili Group Co., Ltd.	$—	$2,309,073
Total	—	2,309,073

Other Accounts receivable
Ruili Group Co., Ltd.	$1,686,125	$903,304

Total	1,686,125	903,304
Accounts payable
Ruili Group Co., Ltd.	$775,166	$—
Total	775,166	—

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at September 30, 2007 and December 31, 2006 were summarized as follows:

	September 30, 2007	December 31, 2006
Beginning balance	$8,769	$914,721
Add: Increase to allowance	23,179	(905,952)
Less: Accounts written off	—	—

Ending balance	$31,948	$8,769

	September 30, 2007	December 31, 2006
Accounts receivable	$31,383,349	$26,759,547
Less: allowance for doubtful accounts	(31,948)	(8,769)

Account receivable balance, net	$31,351,401	$26,750,778

NOTE F - INVENTORIES

On September 30, 2007 and December 31, 2006, inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw Material	$2,251,418	$1,081,569
Work in process	4,122,246	2,429,979
Finished Goods	2,440,537	1,017,308
Total Inventory	$8,814,201	$4,528,856

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Machinery	$16,732,950	$12,123,775
Molds	1,160,722	1,116,441
Office equipment	310,282	226,647
Vehicle	711,442	310,681
Building	7,257,233	580,126
Construction In Progress	—	6,060,887
Sub-Total	26,172,629	20,418,557

Less: Accumulated depreciation	(5,410,661)	(4,106,901)

Fixed Assets, net	$20,761,968	$16,311,656

Depreciation expense charged to operations was $1,153,615 and $ 778,616 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE H - LAND USE RIGHTS

	September 30, 2007	December 31, 2006
Cost:	$13,583,427	$—
Less: Accumulated amortization:	—	—
Land use rights, net	$13,583,427	$—

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for $13,583,427 on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company is in the process of applying to obtain the land use right certificate.

NOTE I - INTANGIBLE ASSETS

Gross intangible assets were $74,059, less accumulated amortization of $22,768 for net intangible assets of $51,291 as of September 30, 2007. Gross intangible assets were $45,779, less accumulated amortization of $17,655 for net intangible assets of $28,124 as of December 31, 2006. Amortization expenses were $ 4,325 and $ 4,437 for the nine months ended September 30, 2007 and 2006 respectively. Future estimated amortization expense is as follows:

2007	2008	2009	2010	2011	Thereafter
$ 1,354	$5,845	$5,845	$5,845	$5,845	$26,557

NOTE J - PREPAYMENT

Prepayment consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw material suppliers	$1,585,404	$5,080,452
Equipment purchase	691,324	452,350

Total prepayment	$2,276,728	$5,532,802

NOTE K - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Accrued payroll	$583,412	$448,420
Other accrued expenses	502,961	784,425
Total accrued expenses	$1,086,373	$1,232,845

NOTE L - BANK LOANS

Bank loans represented the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Secured	$4,705,709	$—
Less: Current portion	$(4,705,709)	$—
Non-current portion	$—	$—

To finance new equipment acquisition from overseas suppliers, during the second quarter of 2007, the Company obtained short term dollar loans of approximately $ 1.5 million from Agricultural Bank of China, with interest at 6.15313% and 5.73750% per annum, respectively.

In the third quarter of 2007, the Company entered into an accounts receivable financing agreement with Bank of China. This facility has a credit line of $7.0M. This line is secured by eligible accounts receivable due from overseas customers. All these accounts receivable must have credit terms no longer than 180 days. In the third quarter of 2007, Bank of China advanced $3.2 million to the company, after deducting discounted interest and fees.

These loans were guaranteed by Ruili Group Co., Ltd., a related party. The Company did not provide any sort of guarantee to any other parties.

NOTE M - RESERVE

The reserve funds are comprised of the following:

	September 30, 2007	December 31, 2006

Statutory surplus reserve fund	$1,640,403	$797,116
Total	$1,640,403	$797,116

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

NOTE N - INCOME TAXES

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the third quarter ended September 30, 2007 is as follows:

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

NOTE O - LEASES

Commencing in 2004, the Joint Venture has a lease agreement with Ruili Group Co., Ltd., a related party, for the lease of a manufacturing plant. The lease is for a ten year term ending in February 2014. The Joint Venture purchased the plant in September 2007. As a result, the lease has been terminated according to the purchase agreement with Ruili Group Co., Ltd. The office building purchased in the quarter ended September 30, 2007 is not part of the lease.

In December 2006, the Joint Venture entered into one new lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are respectively for its management personnel and staff. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Future minimum rental payments for the years ended December 31, are as follows:

	2007	2008	2009	2010	2011	Thereafter
Rental of apartment buildings	54,108	242,043	242,043	242,043	242,043	58,727
Total	54,108	242,043	242,043	242,043	242,043	58,727

NOTE P - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses.  Advertising costs were $107,023 and $23,358 for the nine months ended September 30, 2007 and 2006, respectively

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

 Research and development costs are expensed as incurred and were $ 953,174 and $ 468,942 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims were $912,623 and $1,174,437 for the nine months ended September 30, 2007 and 2006, respectively. The movement of accrued warranty expenses for the nine months ended September 30, 2007 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at Jan 01, 2007	$613,917
Accrued during the nine months ended September 30, 2007:	$912,623
Less: Actual Paid during the nine months ended September 30, 2007:	$1,212,312
Ending balance at September 30, 2007	$314,228

NOTE S - STOCK COMPENSATION PLAN

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

Pursuant to the Plan, the Company issued 60,000 options with an exercise price of $4.79 per share on March 1, 2006. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule.

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

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $44,727 and $ 34,788 respectively for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. As of September 30, 2007, there was $84,480 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 1.3 years.

A summary of option activity under the Plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2007	60,000	$4.79	1.3Years	$1 80,000 `

Exercisable at September 30, 2007	—	—	—	—

(ii). Subject to all the terms and provisions of the 2005 Stock Compensation Plan, on June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stock with an exercise price of $7.25 per share. The options became vested and exercisable immediately on the date thereof.

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

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount is charged to G&A during the second quarter of 2007.

A summary of option activity under the Plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted	4,128	$7.25	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2007	4,128	$7.25	2.8Years	$2,229

Exercisable at September 30, 2007	4,128	$7.25	2.8Years	$2,229

(2) On January 5, 2006, the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company will retain Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months.

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

A summary of option activity with respect to the warrants as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 20 06	—	$—	—	$—
Granted	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2007	100,000	$6.25	2.3Years	$154,000

Exercisable at September 30, 2007	100,000	$6.25	2.3Years	$154,000

NOTE T- COMMITMENTS AND CONTINGENCIES

None.

NOTE U - OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE V - SUBSEQUENT EVENTS

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

Revenue Recognition

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectability is reasonably assured. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts.

The Company does not receive revenue for shipping and handling costs to customers. Shipping and handling expenses incurred by the Company are included in selling expenses in the accompanying consolidated statements of income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

Results of Operations

(1) Results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

SALES

	Three Months ended 30-Sep-07			three Months ended 30-Sep-06
Air brake valves & related components	$22.4	M	75%	$15.9	M	75%
Non-valve products	$7.3	M	25%	$5.4	M	25%
Total	$29.7	M	100%	$21.3	M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $29,703,227 and $21,288,002 for the three months ended September 30, 2007 and 2006, respectively. Compared with the same period of 2006, net sales for the three months ended September 30, 2007 increased by $8.4 million or 39.4% to $29.7 million. The increase in sales was mainly from domestic OEM, domestic aftermarket and the international market.  This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the three months ended September 30, 2007 and 2006 is as follows:

	Three Months ended 30-Sep-07%		Three Months ended 30-Sep-06%
	(U.S. dollars in million)
China OEM market	$9.2	31%	$6.7	32%
China Aftermarket	$7.7	26%	$5.2	24%
International market	$12.8	43%	$9.4	44%
Total	$29.7	100%	$21.3	100%

During the three months ended September 30, 2007, the Chinese commercial vehicle segment continued to develop rapidly. To expand its OEM market share, the Joint Venture took advantage of its established relationship with major OEM customers and continued with new product R&D while enhancing unit production efficiency, lowering the product defect ratio and shortening the overall logistic cycle. In this quarter, the Company’s sales to the OEM market increased by approximately $2.5 million or 37.3% for the third quarter ended September 30, 2007, as compared with the third quarter ended September 30, 2006.

  As of September 30 , 2007, the Joint Venture had 28 authorized distributors covering nearly all regions in China, who in turn sold our products to over 800 sub-distributors.  Based on the well established sales networks as well as increased production capacity, the Joint Venture achieved total revenue of $7.7 million in domestic aftermarket sales for the three months ended September 30, 2007, an increase of $2.5 million, or 48.1% as compared to the same period of last year.

Export sales grew by $3.4 million or approximately 36.2% for the three months ended September 30, 2007, as compared to $9.4 million for the same period of 2006. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in this market segment.

COST OF SALES

          Cost of sales for the three months ended September 30, 2007 increased to $23.1 million from $ 16.5 million for the same period of 2006, a $6.6 million or 40 % increase which was consistent with the increase in revenues.

GROSS PROFIT

          For the three months ended September 30, 2007, gross profit was $6,638,503, as compared to $4,776,659 for the same period of 2006, an increase of $1,861,844 or 39%.  Gross margin was 22.3% for the three months ended September 30, 2007, slightly down 0.1% from 22.4% for the same period of 2006.

In view of the increase of primary raw materials price and the negative impact associated with the appreciation of RMB against the U.S. dollar , during the three months ended September 30, 2007, the Joint Venture took various measures to lower the cost per product,. Those measures included selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation; reducing inventories of raw material in excess of those required to meet production when the market price is volatile; having short-term pricing agreements with some of our suppliers that reduce our exposure to raw material price increases; and optimizing production techniques to reduce raw material consumption. In the remaining three months of 2007, the Joint Venture plans to improve gross margin by economies of scale, shift of products mix and the introduction of new valve products with higher profit margins.

SELLING EXPENSES

  Selling expenses were $1,928,763 for the three months ended September 30, 2007, as compared to $1,163,077 for the same period of 2006, an increase of $765,686 or 65.8%. The increase was mainly due to the effect of the following factors:

(1)
Increased transportation expenses for domestic sales: Because of the shorter lead time resulting from the delivery requirements of the OEM’s, products needed to be shipped more frequently in smaller quantities. Accordingly, the associated transportation expenses increased by $ 261,746 for the three months ended September 30, 2007, as compared to $196,821 for the same period of 2006, even though the Company had taken many steps to optimize its shipping management. , .

(2)
Packaging costs were $ 484,539 for the three months ended September 30, 2007, an increase of $162,467 as compared with the same period of 2006 , as a result of the increase in international sales which generally require a higher standard for packaging material.

(3)	Advertising costs were $ 106,437 for the three months ended September 30, 2007, as compared to $1,335 for the same period of 2006, an increase of $105,102.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,682,071 for the three months ended September 30, 2007, as compared to $1,028,862 for the same period of 2006, an increase of $653,209 or 63.5%. The increase was mainly due to the following factors:
(1)
The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $ 479,420, as compared to the same period of 2006.

(2)	R&D expense, which is included in general and administrative expenses, increased by $ 152,696, as compared to the same period of 2006, as discussed below.
(3)
Additionally, there was an increase in professional fees of $69,281. The professional fees included audit and legal fees associated with SEC filings, related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. The aforementioned increases were partly offset by a decreased stock-based compensation expenses at $43,555.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $381,502 for the three months ended September 30, 2007, as compared to $228,806 for the same period of 2006, an increase of $152,696, as a result of the Company’s investment in new R&D instrument purchases and the establishment of a team to develop new innovative products.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $447,548 for the three months ended September 30, 2007, compared with that of $266,058 for the same period of 2006, an increase of $181,490, as a result of new investments in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

Financial expense for the three months ended September 30, 2007 increased by $89,496 to $349,056 from $259,587 for the same period of 2006.  Financial expense mainly consists of interest expense and exchange loss. The interest expense decreased by $87,389 to $76,473 for the three months ended September 30, 2006, compared with $163,862 for the same period of 2006, mainly due to the lower outstanding average debt balance during current period. The funds were mainly used for new equipment purchases, as well as working capital purposes. Because a large part of our accounts receivable arose from export sales denominated in US dollars, the appreciation of the RMB against the U.S. dollar resulted in a larger exchange loss during the third quarter ended September 30, 2007.The Company recognized the exchange losses of $297,570 and $95,809 for the third quarters of 2007 and 2006, respectively.

OTHER INCOME

Other income was $118,334 for the three months ended September 30, 2007, as compared to $ 24,280 for the three months ended September 30, 2006, an increase of $94,054.The increase was mainly due to $ 63,466 of subsidy income from local governments for the three months ended September 30, 2007. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004.  As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005.  Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the three years ended December 31, 2006, 2007, and 2008. Income tax expense of $434,139 and $311,208 was recorded for the third quarter ended September 30, 2007 and 2006, respectively.

STOCK—BASED COMPENSATION

On January 5, 2006 the Company issued 100,000 warrants for the financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share and a contractual term of four years. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 100,000 warrants amounted to $299,052.  This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R).  The amortization of deferred stock-based compensation for these equity arrangements was $ 74,763 for the three months ended September 30, 2006.

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904.  This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $ 14,909 for each of the three months ended September 30, 2007 and 2006.

          Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements, we do not expect these transactions to have a material impact on future cash flow.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $ 239,867 and $ 196,236 for the three months ended September 30, 2007 and 2006, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $ 5,914,614 for the third quarter ended September 31, 2007 compared with $529,368 of net cash provided in operating activities in the same period in 2006, an increase of $ 5,385,246.

Our primary cash flows from net income were realized through the sale of automotive parts. The timely collection of account receivables will improve our liquidity. In the third quarter of 2007, cash flow from account receivables and notes receivables increased by $ 5.8 million as compared with the same period of 2006. In accordance with the increase of sales orders, the Company maintained a higher level of inventory to meet the requirements from OEM and overseas customers and required more raw materials to keep its production capacity. This resulted in a negative cash flow of approximately $ 0.4 million. Additionally, cash flows contributed from account payables and notes payables decreased by approximately $1.0 million for the three months ended September 30, 2007 as compared to the same period of 2006.

As of September 30, 2007, the Company had cash and cash equivalents of $1,972,825, as compared to cash and cash equivalents of $11,137,501 at December 31, 2006. The Company had working capital of $ 41,233,833 at September 30, 2007, as compared to working capital of $47,195,220 at December 31, 2006, reflecting current ratios of 4.09:1 and 7.58:1, respectively.

INVESTING - During the three months ended September 30, 2007, the Company expended net cash of $ 12,904,287 in investing activities, mainly for acquisition of a plant, land use rights and new equipments to support the growth of business. For the three months ended September 30, 2006, the Company utilized $ 1,189,727 in investing activities.

FINANCING -Net cash provided by financing activities was $3,159,176 for the three months ended September 30, 2007 compared to $632,227 used in financing activities in the same period in 2006. In the third quarter of 2007, the cash inflows were mainly attributable to a $3,159,176 increase in proceeds from borrowing due to one new secured loan for new equipment purchases and working capital. During the three months ended September 30, 2006, the Company paid down its outstanding debt by $3,251,788, while receiving an aggregate of $2,619,561 in bank loans under its credit facilities.

Management of the Company has taken a number of steps to restructure its customer base and phase out the accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the three months ended September 30, 2007, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

(2) Results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

SALES

	Nine Months ended 30-Sep-07			Nine Months ended 30-Sep-06
Air brake valves & related components	$63.7	M	76%	$44.6	M	73%
Non-valve products	$19.6	M	24%	$16.2	M	27%
Total	$83.3	M	100%	$60.8	M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM) and aftermarket customers as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $83,309,788 and $60,824,588 for the nine months ended September 30, 2007 and 2006, respectively. Compared with the same period of 2006, net sales for the nine months ended September 30, 2007 increased by $22.5 million or 37.0% to $83.3 million,. The increase in sales was mainly from domestic OEM, domestic aftermarket and the international market.  This increase was a result of the Company’s efforts to develop more customers and penetrate these market segments.

A breakdown of net sales revenue for our three market segments, domestic OEM, domestic aftermarket and the international market, for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months ended 30-Sep-07%		Nine Months ended 30-Sep-06%
	(U.S. dollars in million)
China OEM market	$30.1	36%	$18.5	30%
China Aftermarket	$21.1	25%	$17.9	29%
International market	$32.1	39%	$24.4	41%
Total	$83.3	100%	$60.8	100%

During the nine months ended September 30, 2007, the Chinese commercial vehicle segment experienced a high growth. In response to this growth, the Joint Venture installed new equipment to increase production capacity and to meet the growing demand. In addition, the Joint Venture took advantage of its established relationship with major OEM customers and continued with new product R&D while enhancing unit production efficiency, lowering the product defect ratio and shortening the overall logistic cycle. The Joint Venture further expanded its OEM market share in the three quarters of 2007.The Joint Venture’s sales to the OEM market increased by approximately $11.6 million or 62.7% for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.

As of September 30 , 2007, the Joint Venture had 28 authorized distributors covering nearly all regions in China, who in turn sold our products to over 800 sub-distributors.  Based on the well established sales networks as well as increased production capacity, the Joint Venture achieved total revenue of $21.1 million in domestic aftermarket sales for the nine months ended September 30, 2007, an increase of $3.2 million, or 17.9% as compared to the same period of last year.

Export sales grew by $7.7 million or approximately 31.6% for the three months ended September 30, 2007, as compared to $24.4 million for the same period of 2006. This increase reflects our continued focus on customer service, strong execution, introduction of new products, increased productivity of our expanded contract sales force, more efficient targeted marketing spending on our catalogs, web sites and international trade shows as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in this market segment.

COST OF SALES

          Cost of sales for the nine months ended September 30, 2007 increased to $64.6 million from $47 million for the same period of 2006, a $17.6 million or 37.4% increase which was consistent with the increase in revenue.

GROSS PROFIT

          For the nine months ended September 30, 2007, gross profit was $ 18,689,725, as compared to $ 13,811,761 for the same period of 2006, an increase of $ 4,877,964 or 35.3%.  Gross margin was 22.4% for the nine months ended September 30, 2007, slightly down0.3% from 22.7% for the same period of 2006.

In view of the increase of primary raw materials price and the negative impact associated with the appreciation of RMB against the U.S. dollar , during the nine months ended September 30, 2007, the Joint Venture took various measures to lower the cost per product,. Those measures included selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation; reducing inventories of raw material in excess of those required to meet production when the market price is volatile; having short-term pricing agreements with some of our suppliers that reduce our exposure to raw material price increases; and optimizing production techniques to reduce raw material consumption. In the remaining three months of 2007, the Joint Venture plans to improve gross margin by economies of scale, shift of products mix and the introduction of new valve products with higher profit margins.

SELLING EXPENSES

          Selling expenses were $4,444,053 for the nine months ended September 30, 2007, as compared to $3,407,535 for the same period of 2006, an increase of $ 1,036,518 or 30.4%. The increase was mainly due to the effect of the following factors:

(1)
Increased transportation expenses for domestic sales: Because of the shorter lead time resulting from the delivery requirements of the OEM’s, products needed to be shipped more frequently in smaller quantities. Accordingly, the associated transportation expenses increased by $$ 473,121 for the nine months ended September 30, 2007, as compared to $451,377 for the same period of 2006, even though the Company had taken many steps to optimize its shipping management.

(2)
Packaging costs were $ 1,386,103 for the nine months ended September 30, 2007, an increase of $804,890 as compared with the same period of 2006 , as a result of the increase in international sales which generally require a higher standard for packaging material.

(3)	Advertising costs were $ 107,023 for the nine months ended September 30, 2007, as compared to $23,358 for the same period of 2006, an increase of $83,682.

(4)
The Company recorded product warranty expenses at $ 912,623 for the nine months ended September 30, 2006, as compared to $1,174,437 for the same period of 2006, a decrease of $261,814. During the nine months ended September 30, 2006, there was one large amount of a one-time indemnification payment to an OEM customer, resulting from miscommunication in certain technical parameters for the products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,402,694 for the nine months ended September 30, 2007, as compared to $ 2,212,113 for the same period of 2006, an increase of $ 2,190,581 or 99%.The increase was mainly due to the following factors:

(1)
The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $708,993, as compared to the same period of 2006.

(2)	R&D expense, which is included in general and administrative expenses, increased by $ 466,232, as compared to the same period of 2006, as discussed below.

(3)	Stock-based compensation expenses decreased by $ 191,149, as compared to $259,077 for the same period of 2006.

(4)
During the nine months ended September 30, 2006, the Joint Venture reversed a bad debt provision resulting from collecting a significant portion of accounts receivable with aging over one year, which had been reflected as a reduction to general and administrative expenses. Compared with the negative $869,463 of bad debt provision for the nine month ended September 30, 2006, the bad debt provision included in general and administrative expenses was $23,623 for the nine months ended September 30, 2007, an increase of by $893,086.

RESEARCH AND DEVELOPMENT EXPENSE

          Research and development expense was $ 935,174 for the nine months ended September 30, 2007, as compared to $ 468,942 for the same period of 2006, an increase of $466,232, as a result of the Company’s investment in new R&D instrument purchases and the establishment of a team to develop new innovative products..

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $1,157,942 for the nine months ended September 30, 2007, compared with that of $783,053 for the same period of 2006, an increase of $ 374,889 or 47.9%, as a result of new investments in fixed assets, mainly production equipment and tools.

FINANCIAL EXPENSE

          Financial expense for the nine months ended September 30, 2007 decreased by $ 160,542 to $ 606,492 from $ 767,034 for the same period of 2006.  Financial expense mainly consists of interest expense and exchange loss. The interest expense decreased by $475,759 to $ 89,387 for the nine months ended September 30, 2007, compared to the $ 565,146 for the same period of 2006, mainly due to the lower outstanding average debt balance during the year. The funds were used for new equipment purchases, as well as working capital. Because a large part of our accounts receivable arose from export sales denominated in US dollars, the appreciation of the RMB against the U.S dollar resulted in a larger exchange loss during the nine months ended September 30, 2007. The Company recognized the exchange losses of $578,704 and $140,306 for the nine months ended September 30, 2007 and 2006 respectively.

OTHER INCOME

Other income was $502,606 for the nine months ended September 30, 2007, as compared to $92,976 for the nine months ended September 30, 2006, an increase of $409,630.The increase was mainly due to $329,204 of subsidy income from local governments for the nine months ended September 30, 2007. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% commencing the three years ended December 31, 2006, 2007, and 2008. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the second quarter ended June 30, 2007, the Joint Venture received an income tax benefit of $991,133 for purchase of domestic equipment, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was $373,883 for the nine months ended September 30, 2007 compared with $898,713 for the nine months ended September 30, 2006, a decrease of $524,830.

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

          On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors.  The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R.  The amortization of deferred stock-based compensation for these equity arrangements was $ 44,727 for the nine months ended September 30, 2007 ,as compared to $ 34,788 for the same period ended September 30, 2006.

On June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stock with an exercise price of $7.25 per share. In accordance with the agreement, the options became vested and exercisable imme diately on the date thereof. Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to G&A during six months ended June 30, 2007.

          Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cash flow.

MINORITY INTEREST

          Minority interest represents a 10% non-controlling interest in the Joint Venture.  Minority interest in income amounted to $ 936,986 and $ 638,677 for the nine months ended September 30, 2007 and 2006, respectively.

FINANCIAL CONDITION

           Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $4,220,538 for the nine months ended September 30, 2007, as compared to $6,996,576 of net cash provided by operating activities for the nine months ended September 30, 2006, a decrease of $2,776,038.

Our primary cash flows from net income were realized through the sale of automotive parts. The timely collection of account receivables will improve our liquidity. Cash flows from accounts receivable and notes receivables decreased by approximately $1.6 million for the nine months ended September 30, 2007 as compared with the same period of 2006, as a result of a high level of accounts receivable and notes receivables as of September 30, 2007. The increase of accounts receivable was primarily due to the increase of sales volumes. The ending balance of accounts receivables as of September 30, 2007 was consistent with the Joint Venture’s normal practice. During the nine months ended September 30,2007, most of the accounts receivable were collected by bank acceptance, hence the increase in notes receivables. In accordance with the increase in sales orders, the Company maintained a higher level of inventory to meet the requirements from OEM and overseas customers and required more raw materials to keep its production capacity. This resulted in a decreased negative cash flow of approximately $ 4.2 million. Additionally, cash flows contributed from prepayments and account payables and notes payables decreased by approximately $0.8 million for the nine months ended September 30, 2007 as compared to the same period of 2006.

As of September 30, 2007, the Company had cash and cash equivalents of $1,972,825, as compared to cash and cash equivalents of $11,137,501 at December 31, 2006. The Company had working capital of $ 41,233,833 at September 30, 2007, as compared to working capital of $47,195,220 at December 31, 2006, reflecting current ratios of 4.09:1and 7.58:1, respectively.

INVESTING – During the nine months ended September 30, 2007, the Company expended net cash of $18,259,563 in investing activities, mainly including the funds for acquisition of plant, land use rights and new equipment to support the growth of business. For the nine months ended September 30, 2006, the Company utilized $2,063,307 in investing activities.

FINANCING -Net cash provided by financing activities was $4,644,122 for the nine months ended September 30, 2007 compared to $5,152,615 used in financing activities in the same period in 2006. During the nine months ended September 30, 2006, the Company received aggregate bank loans in the amount of $ 9,733,125 under its credit facilities, and the Company repaid $ 15,030,530 on its outstanding debt. During the nine months ended September 30, 2007, the cash inflows were mainly attributable to a $4,644,122 increase in proceeds from borrowing due to a short term bank loan being secured for new equipment purchases and working capital requirements .

Management of the Company has taken a number of steps to restructure its customer base and phase out the accounts which had failed to make prompt payments, the Company also placed more emphasis on receivable collection. During the quarter, the Company continued to develop high profit margin new products, as well as adopting steps for further cost saving such as improving material utilization rate. While we believe that funds generated from operations and our revolving bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future, we continue our efforts to raise capital to finance further expansion of production, build our international sales networks in new markets, strengthen our R&D workforce, and supplement our working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

With respect to foreign currency exchange rates, the appreciation or fluctuation of the RMB against the USD did not have a material adverse effect on the Company’s operations, even though the Company has over one third of its total revenue denominated in USD. This is because of the relatively small change and our ability to absorb such change through cost saving approaches. It is believed that further RMB appreciation against USD, if any, would be on a gradual basis with relatively small adjustments, so as to avoid a material impact on the Chinese economy as a whole.

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

As of December 31, 2006, the Company used approximately $22.7 million out of the net proceeds for working capital or new projects, including approximately $16.6 million for temporary repayment of a short-term bank loan and $6.1 million as capital expenditures for the purchase of the land use right from the Ruili Group (a related party) and for the construction of the new plant. The Company had reached agreement with a local bank to temporarily repay its outstanding obligations when it had sufficient cash on account before spending the funds according to its business plan.

During the first and second quarter of 2007, approximately $3.5 million, $2.1 million, and $0.6 million out of the net offering proceeds were used for new machinery purchase, construction of the new plant, and R&D efforts, respectively. Also, the Joint Venture began to re-enter a debt position with approximately $1.5 million short term bank loan occurring in the second quarter of 2007.

On September 28, 2007, Ruili Group Ruian Auto Parts Co. Ltd., a subsidiary of the Company purchased land rights, a manufacturing plant, and an office building from Ruili Group Co. Ltd., a related party, for an aggregate purchase price of approximately RMB152 million (approximately US$20.2 million). DTZ Debenham Tie Leung Ltd., an internationally recognized appraiser, appraised the total asset value at RMB154 million (approximately US$20.5 million). The purchase price was paid by the Company by transferring to Ruili Group the Company’s $9 million investment in an existing project that includes a new-facility-in-progress and prepayment of land use rights. The remaining balance of $11 million was paid by the cash generated from operations and a bank credit line.

Other than the payments to Ruili Group as mentioned above, none of the net offering proceeds were paid, directly or indirectly, to directors, officers and persons who beneficially own ten percent or more of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2007, the Company held its Annual Meeting of Stockholders. At the Meeting, the stockholders elected Xiao Ping Zhang, Xiao Feng Zhang, Jung Lang Chang, Li Min Zhang, Zhi Zhong Wang, Yi Guang Huo and Jiang Hua Feng as directors and ratified the appointment of Rotenberg & LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table sets forth the votes for, against and votes withheld with respect to each matter.

1.	Election of Directors

	For	Withheld
Xiao Ping Zhang	17,141,525	182,362
Xiao Feng Zhang	17,215,219	108,668
Jung Kang Chang	17,207,719	116,168
Li Min Zhang	17,258,051	65,836
Zhi Zhong Wang	17,258,651	65,236
Yi Guang Huo	17,258,651	65,236
Jiang Hua Feng	17,258,051	65,836

2.	Ratification of Auditors

For	Against	Abstain
17,273,934	21,985	27,968

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

Dated :November 12, 2007	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

	By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)