Form 10-K
period 2007-12-31
SORL Auto Parts Inc
filed 2008-03-27
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.
(Name of Issuer in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

NO.1169 YUMENG ROAD
RUIAN ECONOMIC DEVELOPMENT DISTRICT
RUIAN CITY, ZHEJIANG PROVINCE
PEOPLE’S REPUBLIC OF CHINA
(Address of Principal Executive Offices, including zip code.)

86-577-65817720
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK: 0.002 PARVALUE	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year December 31, 2007: $115,760,070

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2007, the value was approximately $49,822,927

State the number of shares outstanding of each of the issuer’s classes of common equity: 18,279,254 as of March 17, 2008.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a sino-foreign joint venture (the “Joint Venture”), SORL Auto Parts, Inc. (the “Company”) develops, manufactures and distributes automotive air brake valves and related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally. Installed on the chassis, air brake valves include a collection of various air brake components using compressed air and functioning as the execution device for service braking and parking braking. The Company’s products are principally used in commercial vehicles weighing over three tons, such as trucks and buses. Air brake valves are critical components that ensure driving safety.

The Joint Venture was formed in China as a sino-foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in the PRC in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $43.4 million.

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

On November 30, 2006, the Company completed a follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commissions and approximately $0.7 million of related offering expenses were approximately $28.2 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of offering, exercised its over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of underwriter’s discount of approximately from $0.3 million, the Company received $4.3 million. The aggregate net proceeds to the Company of this offering was approximately $32.5 million, which included the $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters.

On December 8 and 26, 2006, through Fairford, the Company invested $32.67 million in its operating subsidiary, the Ruili Group Ruian Auto Parts Co., Ltd. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $3.63 million. Accordingly,the Company continues to hold a 90% controlling interest in the operating subsidiary.

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

The Joint Venture makes an extensive range of air brake valves and related products covering 40 categories and over 1000 specifications, which are widely used in different types of commercial vehicles. Additionally, the Joint Venture offers a more complete product line including non-valve products, which are sourced from the Ruili Group. Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters. The Joint Venture is continually engaged in introducing new products rapidly, maintain high quality, and provide excellent customer support. When working with a customer, the Joint Venture’s goal is to understand the design intent and brand image for each product and leverage the Joint Venture’s extensive experience and innovative technology to deliver products that enable the customer to differentiate the air brake valves and related components. The Company supports its products with a full-range of styling, design, testing and manufacturing capabilities, including just-in -time and in-sequence delivery.

The following discussion describes the major products within the operations segment that the Joint Venture produces as of the date of this report.

Product	Description

RL3530 Series Spring Brake Chamber
A spring brake chamber executes the service, parking and emergency braking, when the brake system malfunctions, the products can automatically provide emergency braking force. The RL3530 series Spring Brake Chamber was awarded a patent in China. In 2007, the Joint Venture produced 1.16 million units of spring brake chambers, the largest output in China, which were supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

Clutch Servo
Clutch Servos, which are innovative clutch empower devices developed by the Joint Venture, was awarded a patent in China. They are used for controlling the performance of brake system clutches by means of a pneumatic-driven hydraulic operation. The features of this product are simpler structure, smaller size, higher durability and improved effectiveness. With an output of 626 thousand units in 2007, clutch servos are currently supplied to OEM customers such as FAW Qingdao.

RL3511 Series Air Dryer
Air dryers dry and purify compressed air. Combined with unloader valves and the heating components, this new type of air dryer requires no separate installation of certain other components. The product has a compact structure and multiple functions. Furthermore, it improves the reliability of the use of other air brake system components, enhancing safe driving. Annual output of these series of products reached 249 thousand units in 2007. The products are supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

RL3511 Series Air Dryer has been patented in China.

Relay Valves
Electric control exhaust relay valves greatly shorten the length of pipeline between the air storing tank and the brake chamber, and, as a result, enhance the speed to operate the brake system. They are widely used in different types of commercial vehicles. Annual output is approximately 714 thousand units in 2007. Also, we have been awarded a patent for the product.

Hand Brake Valves	Hand brake valves serve as an auxiliary device for parking brakes. Current annual output is about 387 thousand units. They are supplied to many OEM customers including FAW Qingdao.

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH in 2004, and its annual review in 2007 The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed in 2007 included ISO14001 on environmental management and OHSAS18001 on health and safety management, reflecting the Company’s commitment for workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy. In 2007, China’s automobile output and sales volume both reached their record high levels of 8.88 million and 8.79 million units, increasing by 22.02% and 21.79%, respectively, compared to 2006 figures. The output and sales volume of commercial vehicle increased 22.21% and 22.25% to 2.50 million units and 2.49 million units, respectively.

The 2007 automotive parts output in China reached $88.6 billion, with a growth rate of 20% from last year’s $74.2 billion. According to the latest forecast of the total demand in China’s market conducted by the Industry Economy Research Department of State Council Development Research Center, inventory of domestic automobiles will reach 56.69 million units in 2010 and 131.03 million units in 2020. This figure reflects the potential of the domestic auto market in the long run and lays a foundation for the continued development of the auto parts industry.

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

MARKET AND CUSTOMERS

The Joint Venture is the largest commercial vehicle air brake system manufacturer in China. In general, our customers are divided into three groups: OEMs in China, aftermarket distributors in China, and international customers, accounting for approximately 35.6%, 26.9% and 37.5%, respectively, of the Company’s annual sales for 2007.

OEM Market - The Joint Venture has established long-term business relationships with most of the major automobile manufacturers in China. The Joint Venture sells its products to 51 vehicle manufacturers, including all of the key truck manufacturers in China. In addition to heavy-duty trucks, the valves are also widely used in air brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated the Joint Venture’s air brake valves.

The table below presents comparative information for 2007 and 2006 on the Company’s top 5 OEM customers.

Ranking	Customer	% of 2007 Sales	Customer	% of 2006 Sales

1	FAW Jiefang Automotive Co., Ltd.	7.30%	FAW Qingdao Automobile Works	4.56%
2	FAW Qingdao Automobile Works	4.56%	First Auto Group Purchase Dept.	4.39%
3	Dongfeng Axle Co., Ltd.	4.18%	Dongfeng Axle Co., Ltd.	3.43%
4	Beiqi Foton Motor Co., Ltd. Zhucheng Automobile Works	2.85%	Beiqi Foton Motor Co., Ltd. Zhucheng Automobile Works	2.07%
5	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.57%	Liuzhou Special Auto Manufacturing Co., Ltd.	1.71.%

A few of our principal OEM customers are:

FAW Group Corporation: Established in 1953, FAW is the largest automobile manufacturer in China. During the past 50 years, its product line has expanded from a single product for trucks to a full range of light, medium and heavy vehicles, sedans and buses, with output reaching 6.4 million units. FAW has established joint ventures with major international firms such as Volkswagen and Toyota, while expanding within China through a merger with Tianjin Automobile Industry (Group) Co., Ltd. FAW Jiefang Automotive Co., Ltd. and FAW Qingdao Automotive Works are subsidiaries of FAW Group Corporation.

Dongfeng Axle Co., Ltd.: It is a subsidiary of Dongfeng Motors Group. Established in 1969, Dongfeng ranks among the top three groups in China’s automotive industry. Its main products include commercial vehicles, passenger cars and automotive parts.

Beiqi Foton Motor Co., Ltd.: Headquartered in Chang Ping District, Beijing, Foton was founded in 1996. It is a public listed company with majority of state-owned shares. It possesses total assets exceeding 77 billion RMB and has about 24,000 employees. As China’s largest commercial vehicle manufacturer with a complete range of types, Foton sells under the brand names of Auman, AUV, View, Saga, Aumark, Ollin, Sup and Forland.

Aftermarket - The Joint Venture has established sales networks of 28 authorized distributors covering the following 7 regions nationwide:

•	Northeast Region (Harbin, Changchun, Shenyang)

•	North Region (Beijing, Shijiazhuang, Datong, Tianjin)

•	Northwest Region (Urumchi, Xi’an)

•	Southwest Region (Chongqing, Liuzhou, Kunming, Chengdu)

•	Central Region (Zhengzhou, Wuhan, Shiyan)

•	East Region (Ji’nan, Qingdao, Hefei, Hangzhou, Nanchang, Quanzhou, Shanghai, Najing, Xuzhou)

•	South Region (Guangzhou, Changsha)

The 28 authorized distributors sell only “SORL” products and in turn channel the products through over 800 sub-distributors.

International Market - Management views the export market as an important growth area. We have signed agreements with 3 distributors in UAE, Australia, and USA, and begun to supply our products to the local OEMs in India. We also actively participate in international trade shows such as those held in Paris, Dubai and Las Vegas, and the large-scale domestic trade shows like China Import and Export Fair, and China International Auto Parts Expo, through which the Company has been able to expand its export business to both the aftermarket and OEM segments. In 2007, export sales accounted for 37.5% of total revenue. Products are exported to more than 81 countries and regions in the world. Total export sales in 2007 increased by 28.1% compared to that in 2006.

Ranking	Country	Customer Name	% of 2007 Sales	Country	Customer Name	% of 2006 Sales

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.30%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.24%
2	USA	ITM	4.59%	USA	ITM	4.50%
3	South Africa	MICO	1.10%	South Africa	MICO	1.83%
4	USA	SAP	1.02%	Nigeria	LIL/MILA	1.35%
5	Poland	FOTA	0.98%	Poland	MAKROTECH	0.87%
6	South Africa	TPE	0.95%	South Africa	POLMO	0.73%
7	Poland	MAKROTECH	0.94%	Poland	FOTA	0.70%

COMPETITION

The Joint Venture conducts its business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. In the current global automotive industry, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these components through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production, advanced technology and the ability of producing system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies who have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, the Joint Venture has established long-term business relationships with most of the major automobile manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd., Anhui Jianghuai Automobile Co., Ltd. In terms of revenues, the Company ranks among the top 100 automotive component suppliers in China. Management believes that the key success factors in the commercial vehicle air brake valves segment are product quality, price competitiveness, technical expertise and development capability, new product innovation, and reliability and timeliness of delivery, which could be gained by recruiting highly qualified managers and other employees, developing improved product design capability and facilities, and maintaining better customer service.

Domestic Competition - The Joint Venture has three major competitors in China: VIE, Weiming and CAFF.

•
China VIE Group: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion for aftermarket and export.

•
China Shandong Weiming Automotive Products Co. Ltd.: This is a joint venture with WABCO of Germany, and mainly produces air dryers, and ABS, primarily supplying to truck and bus OEM’s such as China Heavy Duty Truck Group Corp., Ltd., and some major bus manufacturers in China..

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd.: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

Management believes the Company has the following advantages:

•	Brand Name: As China’s largest commercial vehicle air brake valves manufacturer, the Joint Venture’s “SORL” brand is widely known in the country.

•
Technology: The Joint Venture views technological innovation and leadership as the critical means to enhance its core competence. It owns a technology center, including a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. In 2007, we installed or upgraded computerized automated testing equipment which ensured high quality of our products.

•
Product Development: Because management believes that products ultimately define a manufacturing company’s success, we continue to increase our budget for research and development activities. Through its international sales offices in the US, Australia and the Middle East, the Joint Venture is able to promptly collect information about the current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our capacity of providing domestic OEMs with advanced products. In addition, IT application and strict implementation of ISO/TS16949 standards in the development process greatly shorten the development lead time and improve new product quality.

•
Sales Networks: The Joint Venture has contracted with 28 authorized distributors covering 7 regions of China. We help train their sales force and improve their service quality. These authorized distributors in turn channel “SORL” products through over 800 sub-distributors throughout China.

•
Production Management: The Joint Venture continues to improve production methods in its manufacturing process. This has resulted in reducing the manufacturing cycle, reducing waste, enhancing quality consistency and reducing production cost.

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

SALES AND MARKETING

To further increase our market share, in 2007, the Joint Venture expanded its sales force to strengthen its sales and marketing efforts. As a result, the headcount for domestic (PRC) sales and international sales increased to 35 and 37, respectively, from 27 and 30. Products are sold under the “SORL” trademark which the Joint Venture licenses on a royalty free basis from the Ruili Group. The license expires in 2012.

In China, the commercial vehicle air brake valve market can be divided into 2 segments: OEM market and aftermarket.

OEM Market - In 2007, the number of the Joint Venture’s OEM customers increased to 51 from 39 in 2006, with the expansion of its business into the municipal bus market. Most of these OEM customers have established long-term relationships with the Joint Venture. Normally, annual sales contracts with key customers are signed at the beginning of the calendar year and are revised as needed.

According to China Association of Automobile Manufacturers, the unit production of the Chinese heavy duty vehicle and medium vehicle sectors including completive truck, chassis and semi-trailer, grew over 43.3% in 2007 as compared to 2006. The Joint Venture has successfully expanded its production capacity so that it is able to utilize the opportunity to increase its sales to the OEM market by $14.1 million or 52% for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Such sales growth is the result of its enlarged customer base and the increasing orders from its existing major customers.

Aftermarket - The Joint Venture’s products are also sold in the aftermarket for replacement purposes. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road, demand for replacement parts has become stronger. Currently, the Company has 28 authorized distributors covering 7 regions nationwide. These distributors sell only the Joint Ventures and the Ruili Group’s products under the “SORL” trademark to over 800 distributors. The Joint Venture provides product technical services to these distributors. The Joint Venture also conducts periodic performance evaluations, and reserves the right to terminate the distributorship of those with frequent delinquencies or poor sales records, and to replace them by other selected firms. For 2007, the Company achieved total revenue of $31.1 million in domestic aftermarket sales, an increase of 30.3%% from 2006.

International Markets -. The Joint Venture sells products to over 81 countries and has signed agreements with four distributors in UAE, Australia, and USA, sent its engineers to India to support its sales to the local OEMs. We also actively participate in international trade shows at Paris, Dubai,Las Vegas, Guangzhou, and Beijing to update our knowledge on automobile technology and local market trends and to acquire new customers and new orders.

DISTRIBUTION

The Joint Venture ships finished products directly to OEM customers. The products are distributed to aftermarket customers in China through a network of 28 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

The Joint Venture currently employs 68 technical staff members, including 43 holding Engineer or Senior Engineer qualifications. Among which, 3 staff members are for technological information, 41 for new product development and technique designing, 9 for measurement and testing, 6 for MIS and the other nine persons are quality management engineers.

In addition to its in-house technical force, the Joint Venture has cooperation arrangements with leading universities in automotive engineering industry, including:

•	Tongji University at Shanghai and Harbin Institute of Technology: Contract for co-development of electronic control braking system and automotive master cable technology; and

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

We also consult with the technical staff of the Ruili Group from time to time on a no-cost basis. We collaborate with other industry research groups such as the research centers of FAW Group and Dongfeng Group.

Capitalizing on these resources, we have successfully developed innovative products and technologies such as a new type of clutch servo with sensor ; a combined air dryer with build-in temperature-control device and unloader; and an inner-breath spring chamber which enables internal air circulation.

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

Patented Technologies

We have reinforced our R&D efforts on patented products. Currently the Joint Venture owns 12 utility patents and has filed applications for 6 other patents in China and an additional three in the U.S.

Know-how

Based on the many years of manufacturing experience, the Joint Venture has accumulated a substantial amount of know-how. For instance, the special formula for aluminum alloy acquired over years of repeating tests considerably improves the compactness of alloy, hence the strength of casting. The Joint Venture also possesses a confidential “protection film” processing technique to enhance the sealability of products.

Currently, the Joint Venture endeavors to establish and master a lean production system. The new system has begun to come into effect. Also, in order to ensure the high quality of our products, the Joint Venture has successfully replaced the traditional testing method with computerized testing systems and obtained the capacity for online quality testing.

The Joint Venture has taken numerous steps to protect its proprietary technologies. Specific staff is assigned to safe keep documents and filings. Critical employees are required to sign a confidentiality agreement with the Joint Venture.

Trademarks

Our principal trademark is “SORL” which we license on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2012 and we have an agreement with the Ruili Group that the license will be extended if the trademark registration for the trade name is extended. The Ruili Group has obtained a registration for “SORL” from the World Intellectual Property Organization and, in 2007, registered the trademark in US.

PRODUCTION

The Joint Venture owns the largest commercial vehicle air brake valve products manufacturing base in China. During the 2007 fiscal year , the Joint Venture added 65 CNC machines, 11 die casting machines, and 15 units of other machines. Meanwhile, the Joint Venture re-deployed and streamlined its production / assembly lines, enabling it to rapidly expand its production capacity to meet increasing market demands for its products. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, melding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. The Joint Venture possesses state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan as well as mainland China, including CNC processing centers, CNC lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and 3D COMERO and projectors, etc.

In September 2007, the Joint Venture purchased land rights, a manufacturing plant and office building with a total floor area of 712,333 square feet, from Ruili Group Co., Ltd.. The Joint Veture previously leased part of the facility from Ruili and occupied approximately 50% of it. As a result of this transaction, the additional production space is expected to meet the Company’s growth demand for the next few years.

ENVIRONMENT

In 2006, we were granted the certification of ISO14001 on environmental management and OHSAS18001 on health and safety management, which reflected the Company’s commitment to workplace safety, health and environmental protection. The Joint Venture carries out staff training to enhance awareness of environment protection. It effects controls from the beginning to adopt environment friendly production, reducing or preventing pollution, as well as saving energy consumption and manufacturing costs. For example, intensity of noise is listed as one of the criteria in the selection of new equipment; Waste water is stored, purified and recycled in the production process; and compressing machines are used in disposal of aluminum and steel scraps, thereby saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Joint Venture in the manufacture of its products primarily include steel, aluminum, other metals, rubber and various components.

All of the materials used are generally readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and price competition. The Joint Venture maintains relationships with over twenty material suppliers. In 2007, the three largest suppliers are Shanghai Jinshi Materials Co., Ltd, Shanghai Lutie Metal Trading Co., Ltd. and Shanghai Jingutong Industry Development Co.,Ltd, which together accounted for 26.4% of the aggregate of raw materials we purchased.

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

STRATEGIC PLAN

The Joint Venture’s strategic plan is to enhance its core competences, maintain steady business growth and increase its market share both in China and internationally. In anticipation of a possible slowdown in the global economy in 2008, the Joint Venture plans to adjust its sales growth rate and its product portfolio and to improve profitability through the following:

•	FOCUS ON QUALITY CONTROL AND COST REDUCTION. We believe that our products offer higher quality compared with our competitors in the commercial vehicle air brake valve market in China, and a superior performance-cost advantage in the international market. To sustain this competitive advantage and at the same time obtain higher profit margins, the Joint Venture, based on its efficient manufacturing base in China, plans to continue focusing on quality control and cost reduction, including, for example, reduction in spoilage and improvement in manufacturing techniques.

•	IMPLEMENT THE BRAND STRATEGY. The Joint Venture plans to focus efforts on promotion of the “SORL” brand name based on technological innovation.

•	INVEST IN NEW PRODUCT DEVELOPMENT. We are investing in the development of such new products as electronic braking system which our management believes has significant market potential.

•
EXPAND PRODUCTION FACILITIES TO MEET FURTHER DEMANDS. Anticipating the increasing demands for our products, management plans to acquire new facilities and procure new equipment, and also to increase the Joint Venture’s sales force.

•
FURTHER EXPANSION IN THE INTERNATIONAL MARKET. During 2007, the Joint Venture achieved approximately 28.1% growth in export sales, which accounted for 37.5% of total sales for the year. Management believes our products are competitive in the international market. We plan to set up additional authorized sales distributors internationally. We also plan to actively seek strategic partnerships with international distributors and manufacturers.

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

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2005, 2006 and 2007 was 9.9%, 11.1% and 11.4% respectively.

 One of the most important goals for Chinese macro-economic development in 2008 is to strike a balance between economic development and inflation control. According to a Chinese government report, the government set its 2008 goal for GDP growth at 8 percent and CPI inrease at about 4.8 percent.

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

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Joint Venture will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 2,005 employees, all of whom are employed full time: 53 for quality control, 68 technical staff, 72 sales and marketing staff, 1,765 production workers and 47 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to three years of employment and hourly workers agree to three years. Employment contracts with all employees comply with relevant laws and regulations of China.

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

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, are officers and principal stockholders of Ruili Group Co. Ltd. which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our two senior executives, Messrs, Xiao Ping Zhang and Xiao Feng Zhang are the founders of and employed at the Ruili Group. Therefore, the Ruili Group exercises considerable control over the Joint Venture. There can be no assurance that in the event of a conflict between us and the Ruili Group that the operations of the Joint Venture and our interests in the Joint Venture will not be adversely affected or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties, licensing of certain technology. The Ruili Group also sells to us certain non-valve products which allow us to fill out our product lines which in 2007 represented approximately 23.0% of our sales. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations. However, these production agreements typically contain short lead times for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed the production capacity of levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs. If we are unable to sufficiently meet our customers’ demands, we may lose our customers. Moreover, failure to meet customer demands may impair our reputation and goodwill.

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

Although no customer individually accounted for more than 8 % of our revenues for the fiscal year ended December 31, 2007, our three largest customers accounted for approximately 18.2% and 15.2% of our revenues in 2007 and 2006 respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. We hold 12 patents in China,have filed applications for 6 others in China and an additional three in the U.S.. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

In 2007, approximately 64% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

The value of RMB is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank, based on the previous day’s interbank foreign exchange market rates in China and exchange rates on the world financial markets. The official exchange rate for the conversion of RMB into U.S. dollars remained stable until RMB was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. dollar. Under the new policy, RMB will be permitted to fluctuate within a band against a basket of foreign currencies. This change in policy resulted initially in an approximately 6.5% appreciation in the value of Renminbi against the U.S. dollar. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of RMB against the U.S. dollar. Further revaluations of RMB against the U.S. dollar may also occur in the future.

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

Over the last few years, China’s economy has registered a high growth rate. However, as a result of an increase in China’s rate of inflation in 2007, the Chinese government recently has implemented tighter monetary policy. These measures have included further increasing deposit reserve requirement ratio, conducting more open market operations, and raising base interest rates. These measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in significant dislocations in the Chinese economy.

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

The market price for our common stock may be volatile and subject to fluctuations in response to factors including the following:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located in Ruian District of Wenzhou City in the Zhejiang Province, which is the center of automotive parts production in China. The facilities include a manufacturing plant and office building with a total floor area of 712,333 square feet, which we purchased from Ruili Group Co. Ltd., a related party, for an aggregate purchase price of approximately RMB152 million (approximately US$20.2 million)..Before the transaction, we occupied 271,713 square feet of factory and warehouse, leased from the Ruili Group under a ten year lease. At the production facility, the Company has production equipment, which are imported from the United States, Korea, Taiwan as well as manufactured in mainland China.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, SORL Auto Parts, Inc. was approved for listing its common shares on the NASDAQ Capital Market and commence trading its shares on NASDAQ under the symbol “SORL”. The Company was further approved for listing on NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our Common Shares for each quarter ended during 2007 and 2006 are as follows:

Quarter Ended	High	Low

2007
First Quarter	9.88	7.37
Second Quarter	8.96	6.75
Third Quarter	8.30	6.01
Forth Quarter	9.46	6.07

2006
First Quarter	5.95	4.16
Second Quarter	12.00	5.65
Third Quarter	8.21	5.81
Forth Quarter	12.00	5.77

Stockholders

At March 12, 2008, we had approximately 848 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividend

We have not historically declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors including economic conditions, regulatory restrictions and tax considerations. Additionally, amounts available for dividends are dependent on the profits available for distribution from our PRC joint venture. Under current PRC law, our PRC joint venture is regarded as a foreign invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to our PRC joint venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and our PRC joint venture could restrict our ability to act in response to changing market conditions. Additionally to date, our PRC Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option warrants and rights	Number of securities available for future issuance under equity compensation plans

Equity Compensation plans not approved by security holders	64,128		1,582,244

Total	64,128		1,582,244

Our 2005 Stock Compensation Plan was adopted by our board of directors in July 2005. We have reserved 1,700,000 shares for issuance under the 2005 Stock Compensation Plan of which options to purchase 64,128 shares have been granted and 53,628 shares have been awarded to date.

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

During the first and second quarter of 2007, approximately $3.5 million, $2.1 million, and $0.6 million out of the net offering proceeds were used for new machinery purchase, construction of the new plant, and R&D efforts, respectively. Also, the Joint Venture once again incurred bank a debt position with approximately $1.5 million in short term bank loans occurring in the second quarter of 2007.

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

Other than the payments to Ruili Group as mentioned above, none of the net offering proceeds were paid, directly or indirectly, to directors, officers and persons who beneficially own ten percent or more of our equity securities..

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results or Operation” appearing elsewhere in this report.

Years ended December 31,
(in thousands, of US dollars except per share data)	2007	2006	2005	2004	2003

RESULTS OF OPERATIONS
Revenues	115,760	84,898	64,183	46,815	33,121
Income before income tax provision	12,588	9,748	5,500	5,341	3,844
Income tax provision	(637)	(1,253)	—	—	(546)

Net income before minority interest	11,951	8,495	5,500	5,341	1,150
Minority interest	(1,207)	(797)	(550)	(534)	—
Net income attributable to shareholders	10,744	7,698	4,950	4,807	1,150

Earnings per share:
Basic	0.59	0.56	0.37	0.37	0.09
Diluted	0.59	0.56	0.37	0.37	0.09

FINANCIAL POSITION
Cash, cash equivalents and restricted cash	4,340	11,138	961	730	—
Total assets	93,974	70,880	39,301	22,520	12,903
Long term debt, net of current portion	—	—	—	—	1,208

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2007. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future

Fiscal Quarters Ended,
	2007				2006				2005
(in thousands of US dollars except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	24,417	29,190	29,703	32,451	19,420	20,117	21,288	24,073	14,516	14,924	16,377	18,366

Operating expenses	(3,020)	(2,473)	(3,960)	(5,552)	(1,965)	(1,463)	(2,192)	(2,740)	(1,481)	(1,607)	(1,673)	(1,351)
Income (loss) from operations	2,671	3,887	2,679	2,760	2,431	3,177	2,585	2,714	1,738	1,756	1,794	940
Interest income (expense), net	(143)	(114)	(349)	(395)	(266)	(242)	(260)	(287)	(60)	(126)	(145)	(358)
Other income (expense)	28	271	108	183	(90)	2	(52)	36	(9)	(66)	(13)	(49)

Pre-tax income (loss)	2,699	4,158	2,787	2,944	2,076	2,936	2,274	2,462	1,669	1,563	1,636	631
Income tax provision	(362)	423	(434)	(264)	(294)	(294)	(311)	(354)	—	—	—	—
Net income	2,102	4,012	2,113	2,517	1,604	2,378	1,766	1,950	1,502	1,407	1,473	568

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

As a result of the foregoing, through Fairford’s 90% interest in the Joint Venture, the Company manufactures and distributes automotive air brake valves and related components in China and internationally for use primarily in vehicles weighing over three tons, such as trucks and buses. There are forty categories of valves with over one thousand different specifications. Management believes that it is the largest manufacturer of automotive brake valves in China.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectiblity of outstanding accounts receivable.

RESULTS OF OPERATIONS

Year ended December 31, 2007 as compared to year ended December 31, 2006:

	Years Ended December 31,
	2007	%	2006	%
Sales	(U.S. dollars in million)
Air brake valves & related components	$89.2	77.0%	$63.0	74.1%
Non-valve products	$26.6	23.0%	$21.9	25.9%
Total	$115.8	100%	$84.9	100%

Sales consisted of air brake valves and related components manufactured by SORL and sold to domestic OEM and aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

Total net sales were $115,760,070 and $84,898,316 for the fiscal years ended December 31, 2007 and 2006, respectively, representing an increase of $30.9 million or 36.4% year over year. The increase in sales was the result of to the balanced growth in all three market segments: the domestic OEM market, the domestic aftermarket and international market. A breakdown of net sales revenue for our three market segments, domestic OEM market, domestic aftermarket and international markets, in 2007 and 2006 is as follows:

	Years Ended December 31,
	2007	%	2006	%
	(U.S. dollars in million)
China OEM market	$41.2	35.6%	$27.1	31.9%
China Aftermarket	$31.1	26.9%	$23.9	28.2%
International market	$43.4	37.5%	$33.9	39.9%
Total	$115.8	100%	$84.9	100%

In 2007, the heavy duty truck market increased faster than the other segmented markets of the China auto industry. According to the statistics of China Association of Automobile Manufacturers, the sales volume of heavy duty truck (including non-complete vehicles) increased by 44.3% year over year to 487,481 sets. For the Joint Venture, its sales for the OEM market increased by $14.1 million or 52.0% for the fiscal year ended December 31, 2007, as compared to the fiscal year ended December 31, 2006. With its continuing efforts on new product R&D, and timely delivery of products and services, the Joint Venture was able to fully utilize its well-established relationship with major OEM customers and to grow its business faster than the overall market.

As of December 31, 2007, the Joint Venture had 28 authorized distributors covering nearly all regions in China, which in turn channel our products through over 800 sub-distributors. Based on its nation-wide sales networks as well as increased production capacity, the Joint Venture achieved total revenue of $31.1 million in domestic aftermarket sales for the fiscal year ended December 31, 2007, an increase of $7.2 million, or 30.1% as compared to the same period of last year.

The Joint Venture’s overseas sales to Asian countries and the North American market, the largetst oversea market segments for the Company, increased by 40.3% and 47.0%. As the result, our export sales increased by $9.5 million or approximately 28.1% for the fiscal year ended December 31, 2007, as compared to $33.9 million for the same period of 2006.This increase reflects the introduction of new products, the expansion of the contract sales force, and the implementation of a focused market plan on these market segments.

COST OF SALES

Cost of sales for the fiscal year ended December 31, 2007 increased to $88.8 million from $65.6 million for the fiscal year ended December 31, 2006, $23.2 million or a 35.4% increase, consistent with the increase in revenues.

GROSS PROFIT

Gross profit for the fiscal year ended December 31, 2007 increased by approximately $7.7 million or 39.4% to $27.0 million from $19.3 million for the fiscal year ended December 31, 2006. Gross margin increased by approximately 0.6% from 22.7% in 2006 to 23.3% in 2007.

In view of the increase of primary raw materials price and the negative impact associated with the appreciation of RMB against the U.S. dollar, during the fiscal year ended December 31, 2007, the Joint Venture took various measures to lower the cost per product. Those measures included selecting the suppliers which are physically close to the Joint Venture to reduce the cost of transportation; reducing inventories of raw material in excess of those required to meet production when the market price is volatile; having short-term pricing agreements with some of our suppliers that reduce our exposure to raw material price increases; optimizing production techniques to reduce raw material consumption; and adopting one piece flow process to improve production efficiency. Further, the Joint Venture will continue to improve gross margin by economies of scale, shift of products mix and the introduction of new valve products with higher profit margins.

SELLING EXPENSES

Selling expenses were $7,461,652 for the fiscal year ended December 31, 2007, as compared to $5,101,313 for the fiscal year ended December 31, 2006, an increase of $2,360,339 or 46.3%. The increase was mainly due to the following factors:

(1)	The salaries, travel and overhead costs of sales and marketing personnel in 2007 increased by $97,688, as the Joint Venture increased its sales force.
(2)	Advertising cost, public relations costs, exhibition fees and export sundry charges in 2007 rose by $251,029, as compared to 2006 year, due to general increases in the level of such activities.
(3)
Transportation costs and packaging costs increased by $1,726,158 for the fiscal year ended December 31, 2007, as compared to $2,185,477 for the fiscal year ended December 31, 2006. The increase was the result of higher volumes of sales realized in 2007 year from our two segments, leading to higher transportation costs and and packaging costs in 2007, as compared to those of the corresponding period of 2006.

(4)
The Company recorded $2,152,978 of product warranty expenses for the fiscal year ended December 31, 2007, as compared to $1,867,514 for the fiscal year ended December 31, 2006, an increase of $285,465, mainly attributed to a specific “3-R Warranties” service charge (for repair, replacement and refund) paid to an OEM customer.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $6,542,522 for the fiscal year ended December 31, 2007, as compared to $3,259,066 for the fiscal year ended December 31, 2006, an increase of $3,283,456 or 100.7%. The increase was mainly due to the following factors:

(1)
The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare, travel expenses, supplies and utilities totaling $1,405,602, as compared to 2006 year.

(2)	R&D expense, which is included in general and administrative expenses, increased by $ 1,021,951, as compared to figure for fiscal year ended December 31, 2006, as discussed below.
(3)
During the fiscal year ended December 31, 2006, the Joint Venture reversed a bad debt provision resulting from collecting a significant portion of accounts receivable with aging over one year, which had been reflected as a reduction to general and administrative expenses. Compared with the reversed $911,000 of bad debt provision for the fiscal year ended December 31, 2006, the bad debt provision included in general and administrative expenses was $33,848 for the fiscal year ended December 31, 2007, an increase of $944,848.

The abovementioned increases were partly offset by a decreased stock-based compensation expenses and professional fees of $234,704 and $80,260, respectively.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $1,795,510 for the fiscal year ended December 31, 2007, as compared to $773,559 for the fiscal year ended December 31, 2006, an increase of $1,021,951; as a result of the Company’s investment in new R&D instrument purchases and the expansion of its staff to develop new innovative products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1.77 million for the fiscal year ended December 31, 2007, compared with depreciation and amortization expense of $1.06 million for the fiscal year ended December 31, 2006.

The increase in depreciation and amortization expense was primarily due to more purchase of production equipment, plant and land use rights in 2007 year.

FINANCIAL EXPENSE

Financial expense for the fiscal year ended December 31, 2007 decreased by $54,306 to $1,000,931 from $1,055,237 for the fiscal year ended December 31, 2006.  Financial expense mainly consists of interest expense and exchange loss. The interest expense decreased by $634,981 to $148,813 for the fiscal year ended December 31, 2007, compared with $783,794 for the fiscal year ended December 31, 2006, mainly due to the lower outstanding average debt balance during current period. The funds were mainly used for new equipment purchases, as well as working capital purposes. Because a large part of our accounts receivable arose from export sales denominated in US dollars, the appreciation of the RMB against the U.S. dollar resulted in larger exchange loss during the fiscal year ended December 31, 2007.The Company recognized the exchange losses of $926,076 and $263,727 for the fiscal year ended December 31, 2007and 2006, respectively.

OTHER INCOME

For the fiscal year ended December 31, 2007, other income included subsidy income of $503,464 compared with $139,308 for the fiscal year ended December 31, 2006. Through local governments, these subsidies were provided to the Company as economic incentives to secure business commitments and no repayment is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% commencing the three years ended December 31, 2006, 2007, and 2008. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the second quarter ended June 30, 2007, the Joint Venture received an income tax benefit of $991,133 for purchase of domestic equipment, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was $636,976 for the fiscal year ended December 31, 2007 compared with $1,252,858 for the fiscal year ended December 31, 2006, a decrease of $615,882.

STOCK–BASED COMPENSATION

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

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to

$178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $59,636 and $49,697 for the fiscal year ended December 31, 2007 and 2006, respectively.

On June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stock with an exercise price of $7.25 per share. In accordance with the agreement, the option became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to G&A during the fiscal year ended December 31, 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on net income, in future financial statements we do not expect these transactions to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the JV company. Minority interest in income was $ 1,206,515 and $797,117 for the fiscal year ended December 31, 2007 and 2006, respectively.

NET INCOME

The net income for the fiscal year ended December 31, 2007 increased by $3,046,137, to $10,744,031 from net income of $7,697,894 for the fiscal year ended December 31, 2006 due to the factors discussed above. Earnings per share (“EPS”) for basic and diluted for 2007 and 2006, was $0.59 and $0.56 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided in operating activities was $8,858,603 for the fiscal year ended December 31, 2007, as compared to $454,474 of net cash used by operating activities for the fiscal year ended December 31, 2006, an increase of $9,313,077.

Our primary cash flows from net income were realized through the sale of automotive parts. Cash flows from accounts receivable and notes receivables decreased by approximately $4.9 million for the fiscal year ended December 31, 2007 as compared with the fiscal year ended December 31, 2006, as a result of a high level of accounts receivable and notes receivables as of December 31, 2007. The increase of accounts receivable was primarily due to the increase of sales volumes. The ending balance of accounts receivables as of December 31, 2007 was consistent with the Joint Venture’s normal practice. During the fiscal year ended December 31, 2007, most of accounts receivable were collected by bank acceptance, hence the increase in notes receivables. In accordance with the increase in sales orders, the Company maintained a higher level of inventory to meet the requirements from OEM and overseas customers and required more raw materials to keep its production capacity. This resulted in a cash outflow of approximately $ 1.2 million. The abovementioned decreased cash flow was largely offset by the effect of the 2007 increase in net income after deducting non-cash items. Additionally, cash flows contributed from prepayments, deposits from customers and account payables and notes payables increased by approximately $9.9 million for the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31,2006.

As of the fiscal year ended December 31, 2007, the Company had cash and cash equivalents of $4,340,211, as compared to cash and cash equivalents of $11,137,501 at December 31, 2006. The Company had working capital of $ 44,715,988 at December 31, 2007, as compared to working capital of $47,195,220 at December 31, 2006, reflecting current ratios of 4.32:1and 7.58:1, respectively.

INVESTING - During the fiscal year ended December 31, 2007, the Company expended net cash of $19,427,339 in investing activities, mainly including the funds for acquisition of plant, land use rights and new equipment to support the growth of business. For the fiscal year ended December 31, 2006, the Company utilized $10,354,802 in investing activities.

FINANCING -Net cash provided by financing activities was $3,257,911 for the fiscal year ended December 31, 2007 compared to a net cash inflow in financing activities of $20,135,117 for the fiscal year ended December 31, 2006. During fiscal 2006 , net cash provided by financing activities was primarily attributable to the net proceeds of our follow-on public offering of approximately $32.5 million, including approximately $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters. Additionally, another capital increase of $3.63 million was contributed from Ruili Group to the JV. Additionally, during fiscal 2006, the Company received in aggregate approximately $19.8 million short-term bank loans under its credit facilities. As a temporary approach to apply cash balances thereby saving interest expense, during fiscal 2006, the Company paid off outstanding loans which totaled $ 35.8 million. A large portion of the repayments, approximately $16.6 million, was funded from the net proceeds the public offering, with approval by the Company’s board of directors. During the fiscal year ended December 31, 2007, the Company received aggregate bank loans in the amount of $3,953,521 under its credit facilities, and the Company repaid $ 583,193 on its outstanding debt. Those loan were secured for new equipment purchases and working capital requirements.

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

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2007, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash used in operating activities was $454,474 in the year ended December 31, 2006 compared with that of $8,714,706 in the same period in 2005, a decrease of $8,260,232 or 94.8%. Our improvement in cash flow was primarily a result of the following:

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

INVESTING - Net cash used in investing activities was $10,354,802 and $2,624,274 for the fiscal years ended December 31, 2006 and 2005, respectively. During fiscal 2006, additional machines and equipment for purpose of capacity expansion were acquired for a total of $4,445,131. Other than machines and equipment, another major capital expenditure was for acquisition of the land use rights from Ruili Group for $5,909,671. A new plant, for further expansion of air brake valves production capacity, will be constructed on the land. The Company has a total budget of approximately $15 million for this new plant building, inclusive of costs for land acquisition, leveling and construction of plant buildings.

FINANCING - Net cash provided by financing activities was $20,135,117 for the year ended December 31, 2006 compared to a net cash inflow in financing activities of $11,195,799 for the same period in 2005. During fiscal 2006, net cash provided by financing activities was primarily attributable to the net proceeds of our follow-on public offering of approximately $32.5 million, including approximately $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters. Additionally, another capital increase of $3.63 million was contributed from Ruili Group to the JV. Additionally, during fiscal 2006, the Company received in aggregate approximately $19.8 million short-term bank loans under its credit facilities. As a temporary approach to apply cash balances thereby saving interest expense, during fiscal 2006, the Company paid off outstanding loans which totaled $ 35.8 million. A large portion of the repayments, approximately $16.6 million, was funded from the net proceeds the public offering, with approval by the Company’s board of directors. The Company expects to make re-drawdowns in 2007 under the bank lines of credit, in line with its investment schedule related to the public offering.

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

Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 6.5% appreciation of the RMB against the USD, we recorded an exchange loss of $926,076 for the fiscal year ended on December 31, 2007. But any further RMB appreciation against USD, if any, would be on a prudent, gradual basis with relatively small adjustments, so as to avoid drastic impacts on the Chinese economy as a whole.

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

ITEM 8.  FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of and Stockholders
SORL Auto Parts, Inc. and Subsidiaries
Ruian City, Zhejiang Province
People’s Republic of China

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related statements of income, changes in shareholders' equity, and cash flows for each of three years ended December 31, 2007, 2006 and 2005. SORL Auto Parts, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 27, 2008

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

		December 31, 2007		December 31, 2006
		(Audited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	4,340,211	US$	11,137,501
Accounts Receivable, Net of Provision		30,586,239		26,750,778
Notes Receivable		9,410,385		3,494,327
Inventory		8,220,373		4,528,856
Prepayments, including $0 and $2,309,073 from related parties at December 31, 2007 and December 31, 2006, respectively.		1,336,212		5,532,802
Other current assets, including $1,761,007 and $903,304 from related parties at December 31, 2007 and December 31, 2006, respectively.		4,275,294		2,925,558
Total Current Assets		58,168,714		54,369,822
Fixed Assets
Property, Plant and Equipment		27,889,182		20,418,557
Less: Accumulated Depreciation		(6,094,229)		(4,106,901)
Property, Plant and Equipment, Net		21,794,953		16,311,656

Land Use Rights, Net		13,889,705		—

Other Assets
Deferred compensation cost-stock options		69,571		129,207
Intangible Assets		76,150		45,779
Less: Accumulated Amortization		(25,116)		(17,655)
Intangible Assets, Net		51,034		28,124
Other Non-current Assets		—		41,299
Total Other Assets		120,605		198,630
Total Assets	US$	93,973,977	US$	70,880,108

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable, including $97,503 and $0 due to related parties at December 31, 2007 and December 31, 2006, respectively.	US$	5,305,172	US$	4,620,692
Deposit Received from Customers		2,079,946		508,268
Short term bank loans		3,370,328		—
Income tax payable		373,769		358,367
Accrued Expenses		1,859,938		1,232,845
Other Current Liabilities		463,563		454,430
Total Current Liabilities		13,452,716		7,174,602
Minority Interest		8,024,152		6,336,557
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized,
18,279,254 and 18,275,126 issued and outstanding as of
December 31, 2007 and December 31, 2006 respectively		36,558		36,550
Additional Paid In Capital		37,498,452		37,444,051
Reserves		1,882,979		797,116
Accumulated other comprehensive income		5,432,189		1,102,469
Retained Earnings		27,646,931		17,988,763
		72,497,109		57,368,949
Total Liabilities and Shareholders' Equity	US$	93,973,977	US$	70,880,108

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For Years Ended on December 31, 2007 and 2006

	2007	2006	2005

Sales	115,760,070	84,898,316	64,182,544
Include : sales to related parties	1,398,638	5,778,660	4,471,022

Cost of Sales	88,757,611	65,631,004	49,865,235

Gross Profit	27,002,459	19,267,312	14,317,309

Expenses:
Selling and Distribution Expenses	7,461,652	5,101,313	3,919,996
General and Administrative Expenses	6,542,522	3,259,066	4,169,460
Financial Expenses	1,000,931	1,055,237	688,811
Total Expenses	15,005,105	9,415,616	8,778,267

Operating Income	11,997,354	9,851,696	5,539,042

Other Income	731,982	146,530	52,592
Non-Operating Expenses	(141,814)	(250,357)	(92,067)

Income (Loss) Before Provision for Income Taxes	12,587,522	9,747,869	5,499,567

Provision for Income Taxes	636,976	1,252,858	—

Net Income Before Minority Interest
& Other Comprehensive Income	11,950,546	8,495,011	5,499,567

Minority Interest	1,206,515	797,117	549,957

Net Income Attributable to Shareholders	10,744,031	7,697,894	4,949,610

Foreign Currency Translation Adjustment	4,810,800	850,529	374,437

Minority Interest's Share	481,080	85,053	37,444

Comprehensive Income (Loss)	15,073,751	8,463,370	5,286,603

Weighted average common share - Basic	18,277,094	13,753,991	13,302,763

Weighted average common share - Diluted	18,323,315	13,778,535	13,302,763

EPS - Basic	0.59	0.56	0.37

EPS - Diluted	0.59	0.56	0.37

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended on December 31, 2007 and 2006

		2007	2006	2005

Cash Flows from Operating Activities
Net Income	$US	10,744,031	7,697,894	4,949,610
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Minority Interest		1,206,515	797,117	549,957
Bad Debt Expense		33,848	(911,000)	846,337
Depreciation and Amortization		1,769,647	1,058,261	866,558
Stock-Based Compensation Expense		114,045	348,749	362,000
Loss on disposal of Fixed Assets		41,418	69,600	—
Changes in Assets and Liabilities:
Account Receivables		(1,940,993)	(505,052)	(13,590,206)
Notes Receivables		(5,485,625)	(2,006,223)	(1,358,429)
Other Currents Assets		(1,111,529)	(2,877,443)	345,184
Inventory		(3,266,270)	(2,016,273)	(637,283)
Prepayments		4,425,704	(3,730,973)	(397,119)
Accounts Payable and Notes Payable		353,406	874,026	(970,989)
Income Tax Payable		(9,019)	358,367	—
Deposits Received from Customers		1,485,349	(815,817)	462,461
Other Current Liabilities and Accrued Expenses		498,076	1,204,293	(142,787)
Net Cash Flows from Operating Activities		8,858,603	(454,474)	(8,714,706)

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(10,103,783)	(10,354,802)	(2,623,151)
Acquisition of Land Use Rights		(9,297,253)	—	—
Investment in Intangible Assets		(26,304)	—	(1,123)
Net Cash Flows from Investing Activities		(19,427,340)	(10,354,802)	(2,624,274)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		3,257,911	(16,026,717)	11,195,799
Proceeds from Share Issuance		—	32,531,834	—
Capital contributed by Minority S/H		—	3,630,000	—
Net Cash flows from Financing Activities		3,257,911	20,135,117	11,195,799

Effects on changes in foreign exchange rate		513,536	850,529	374,437

Net Change in Cash and Cash Equivalents		(6,797,290)	10,176,370	231,256

Cash and Cash Equivalents- Beginning of the year		11,137,501	961,131	729,875

Cash and cash Equivalents - End of the year	$US	4,340,211	11,137,501	961,131

Supplemental Cash Flow Disclosures:
Interest Paid		148,813	783,794	513,776
Tax Paid		1,784,965	900,388	—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock of 10,000 shares issued to Keating for advisory service				65,000
Common stock of 49,500 shares issued to key employees				297,000
60,000 options issued in 2006 to employees		59,636	49,697
100,000 warrants issued in 2006 for financial service			299,052
4,128 options issued in 2007 for service rendered		23,201
Common stock of 4,128 shares issued in 2007 for service rendered		31,208

Non-Cash Transaction Disclosure:
Exchange of Construction in Progress for Acquisition of Property and Equipment:		2,059,276
Exchange of Construction in Progress for Acquisition of Land Use Rights		4,203,728

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Years Ended on December 31, 2007, 2006 and 2005

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest
Beginning Balance - Jan 1, 2005	13,282,253	26,565	4,082,246	—	6,226,944	—	10,335,755	1,148,417

Adjustment for fractional shares	4802	9	(9)	—	—	—	—	—

Common Stock issued to consultants	10,000	20	64,980	—	—	—	65,000	—

Common Stock issued to employees	49,500	99	296,901	—	—	—	297,000	—

Net Income (Loss)	—	—	—	—	4,949,610	—	4,949,610	549,957

Other Comprehensive Income (Loss)	—	—	—	—	—	336,993	336,993	37,444
Ending Balance - Dec 31, 2005	13,346,555	26,693	4,444,118	—	11,176,554	336,993	15,984,358	1,735,818

Net Income	—	—	—	—	7,697,894	—	7,697,894	797,117

Other Comprehensive Income(Loss)	—	—	—	—	—	765,476	765,476	85,053

Common stock issued in public offering	4,928,571	9,857	32,521,977	—	—	—	32,531,834	—

Capital contributed by Minority S/H	—	—	—	—	—	—	—	3,630,000

Transfer to reserve	—	—	—	797,116	(885,685)	—	(88,569)	88,569

60,000 options issued in 2006	—	—	178,904	—	—	—	178,904	—

100,000 warrants issued in 2006	—	—	299,052	—	—	—	299,052	—
Ending Balance - December 31, 2006	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	—	—	—	—	10,744,031	—	10,744,031	1,206,515

Other Comprehensive Income(Loss)	—	—	—	—	—	4,329,720	4,329,720	481,080

Common stock of 4,128 shares issued in 2007 for service rendered	4,128	8	31,200	—	—	—	31,208	—

Transfer to reserve	—	—		1,085,863	(1,085,863)	—	—	—

4,128 options issued in 2007 for service rendered	—	—	23,201	—	—	—	23,201	—

Ending Balance - December 31, 2007	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. is principally engaged in the manufacture and distribution of automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks, and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian”, or “the Company”) in the People’s Republic of China (“PRC” or “China”). The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 40 categories of brake valves with over 1000 different specifications.

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

(iii)    Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 7.47% per annum. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

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

RECENTLY ISSUED FINANCIAL STANDARDS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on the Company's consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the JV and has the common controlling party, i.e. the Zhang family. It also sources some non-valve parts from Ruian Ruili Haizhiguan Auto Part Co., Ltd., a subsidiary of Ruili Group.

The following related party transactions occurred for the fiscal year ended December 31, 2007 and 2006:

	December 31,
	2007	2006
PURCHASES NON-VALVE PRODUCT AND PACKAGING MATERIAL FROM FROM:
Ruili Group Co., Ltd.	$26,589,425	$21,882,495
Total Purchases	$26,589,425	21,882,495

PURCHASES LAND USE RIGHTS FROM RUILI GROUP CO., LTD.	$13,501,009	$5,909,671

PURCHASES PLANT FROM RUILI GROUP CO., LTD.	$6,613,724	$—

SALES TO:
Ruili Group Co., Ltd.	1,398,638	5,778,660
Total Sales	$1,398,638	$5,778,660

	December 31,
	2007	2006
ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$97,503	$—
Total	$97,503	$—

PREPAYMENTS
Ruili Group Co., Ltd.	$—	$2,309,073
Total	$—	$2,309,073

OTHER ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.	$1,761,007	$903,304
Total	$1,761,007	$903,304

1.	The total purchases from Ruili Group during the fiscal year ended December 31, 2007 consisted of $ 24.6 million of finished products for non-valve auto parts and $1.9 million of packaging materials.
2.
On September 28, 2007, the Company purchased land use rights, a manufacturing plant, and an office building from Ruili Group for an aggregate purchase price of approximately RMB152 million (approximately $20.1 million translated with an average exchange rate of 7.5567). DTZ Debenham Tie Leung Ltd., an internationally recognized appraiser, appraised the total asset value at RMB154 million (approximately $20.4 million translated with an average exchange rate of 7.5567). RMB69.4 million (approximately $9.1 million translated with an average exchange rate of 7.5567) of the purchase price was paid on a transfer of the Company’s an existing project that includes a construction-in-progress and prepayment of land use rights. The remaining balance was paid by the cash generated from operation and a bank credit line.

NOTE 4 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2007 and December 31, 2006 were summarized as follows:

	December 31, 2007	December 31, 2006
Beginning balance	$8,769	$914,721
Add: Increase to allowance	19,218	(905,952)
Less: Accounts written off		—
Ending balance	$27,987	$8,769

	December 31,	December 31,
	2007	2006
Accounts receivable	$30,614,226	$26,759,547
Less: allowance for doubtful accounts	(27,987)	(8,769)
Account receivable balance, net	$30,586,239	$26,750,778

NOTE 5 - INVENTORIES

On December 31, 2007 and December 31, 2006, inventories consisted of the following:

	December 31,	December 31,
	2007	2006
Raw Material	$2,354,637	$1,081,569
Work in process	4,157,643	2,429,979
Finished Goods	1,708,093	1,017,308
Total Inventory	$8,220,373	$4,528,856

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Machinery	$18,118,125	$12,123,775
Molds	1,193,488	1,116,441
Office equipment	358,163	226,647
Vehicle	757,311	310,681
Building	7,462,096	580,126
Construction In Progress		6,060,887
Sub-Total	27,889,182	20,418,557

Less: Accumulated depreciation	(6,094,229)	(4,106,901)

Fixed Assets, net	$21,794,953	$16,311,656

Depreciation expense charged to operations was $1,689,021 and $1,052,965 for the fiscal year ended December 31, 2007 and 2006, respectively.

NOTE 7 - LAND USE RIGHTS

	December 31,	December 31,
	2007	2006
Cost:	$13,966,870	$—
Less: Accumulated amortization:	77,165	—
Land use rights, net	$13,889,705	$—

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company is in the process of applying to obtain the land use right certificate. Amortization expenses were $77,165 for the fiscal years ended December 31, 2007.

NOTE 8 - INTANGIBLE ASSETS

Gross intangible assets were $76,150, less accumulated amortization of $25,116 for net intangible assets of $51,034 as of December 31, 2007. Gross intangible assets were $45,779, less accumulated amortization of $17,655 for net intangible assets of $28,124 as of December 31, 2006. Amortization expenses were $6,035 and $5,296 for the fiscal years ended December 31, 2007 and 2006 respectively. Future estimated amortization expense is as follows:

2008	2009	2010	2011	2012	Thereafter
$6,821	$6,821	$6,821	$6,821	$6,821	$16,929

NOTE 9 - PREPAYMENT

Prepayment consisted of the following as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Raw material suppliers	$929,178	$5,080,452
Equipment purchase	407,035	452,350
Total prepayment	$1,336,212	$5,532,802

NOTE 10 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Accrued payroll	$601,733	$448,420
Other accrued expenses	1,258,205	784,425
Total accrued expenses	$1,859,938	$1,232,845

NOTE 11 - BANK LOANS

Bank loans represented the following as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Secured	$3,370,328	$—
Less: Current portion	$(3,370,328)	$—
Non-current portion	$—	$—

As of December 31, 2007, the outstanding short-term loans with banks were $ 3,013,928, bearing interest at 6.54% and 5.7375% per annum, respectively. Those loans were used primarily to finance new equipment acquisition from overseas suppliers as well as the general working capital. Corporate or personal guarantees are provided for those bank loans as follows:

$1.0M	Guaranteed by Ruili Group Co., Ltd., a related party;
$2.0M	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders;

In the third quarter of 2007, the Company entered into an accounts receivable financing agreement with Bank of China. The facility has a credit line of $7.0M, which was secured by eligible accounts receivable due from oversea customers. All these accounts receivable must have credit terms no longer than 180 days. As of December 31, 2007, the outstanding amount from the credit line was $ 356,400.

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the fiscal year ended on December 31, 2007 is as follows:

Statutory tax rate	26.4%
Tax holidays and concessions	-13.2%
Effective tax rate	13.2%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

In addition, in accordance with China's relevant regulations of income taxes, there is a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. The company received an income tax benefit of $$991,133 and $0 in 2007 and 2006, respectively.

NOTE 13 - LEASES

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

Future minimum rental payments for the years ended December 31, are as follows:

	2008	2009	2010	2011	2012	Thereafter
Buildings	$263,076	$263,076	$263,076	$263,076	$63,830	$—
Total	$263,076	$263,076	$263,076	$263,076	$63,830	$—

NOTE 14 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were$110,512 and $30,927 for the fiscal years ended December 31, 2007 and 2006, respectively.

NOTE 15 - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,795,510 and $773,559 for the fiscal years ended December 31, 2007 and 2006, respectively.

NOTE 16 - WARRANTY CLAIMS

Warranty claims were $2,152,978 and $1,867,514for the fiscal year ended on December 31, 2007 and 2006 respectively. The movement of accrued warranty expenses for fiscal year 2007 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at Jan 01, 2007	$613,917
Accrued during the fiscal year ended December 31, 2007:	$2,152,978
Less: Actual Paid during the fiscal year ended December 31, 2007:	$1,903,467
Ending balance at December 31, 2007	$863,428

NOTE 17 - STOCK COMPENSATION PLAN

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

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $59,636 and $49,697 for the fiscal year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $ 69,571 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 1.2 years.

A summary of option activity under the Plan as of December 31, 2007 and changes during the fiscal year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2007	60,000	$4.79	1.2Years	$132,000

Exercisable at December 31, 2007	—	—	—	—

(ii). Subject to all the terms and provisions of the 2005 Stock Compensation Plan, on June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He options to purchase 4,128 shares of its common stocks with an exercise price of $7.25 per share. The option became vested and exercisable immediately on the date thereof.

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

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount is charged to G&A during 2007 year.

A summary of option activity under the Plan as of December 31, 2007 and changes during the fiscal year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted	4,128	$7.25	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2007	4,128	$7.25	2.6Years	$289

Exercisable at December 31, 2007	4,128	$7.25	2.6Years	$289

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

A summary of option activity with respect to the warrants as of December 31, 2007 and changes during the fiscal year ended December 31, 2007 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2007	100,000	$6.25	2.1Years	$151,800

Exercisable at December 31, 2007	100,000	$6.25	2.1Years	$151,800

NOTE 18- COMMON STOCK

 On July 11st, 2007, the Company granted 4,128 shares of common stock to its previous senior manager of investor relations, David Ming He, for his service. The transaction was recorded as $31,208 of general and administrative expenses.

NOTE 19- COMMITMENTS AND CONTINGENCIES

(1)    According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company is in the process of applying to obtain the land use right certificate.

(2)    The information of lease commitments is provided in Note 14.

NOTE 20 - OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2007, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 21 - SUBSEQUENT EVENTS

None.

NOTE 22 - RESTRICTED NET ASSETS

Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, our PRC subsidiaries and our affiliated PRC entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. As of December 31, 2007 and 2006, the amounts of our restricted net assets were approximately $39 million and $38 million, respectively.

Additional Information—Financial Statement Schedule I

This financial statements schedule has been prepared in conformity with accounting principles generally accepted in the United States of America.

 SORL AUTO PARTS, INC.

This financial statements schedule has been prepared in conformity with accounting principles generally accepted in the United States of America. The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the company accounts for its subsidiaries using the equity method. Please refer to the notes to the consolidated financial statements presented above for additional information and disclosures with respect to these financial statements.

	31-Dec-07	31-Dec-06

ASSETS
Current Assets:
Cash and cash equivalents	$33,288	$48,246
Other current assets	16,161	1,765
Total current assets	49,449	50,011
Deferred compensation cost-stock options	69,571	129,207
Investments in subsidiaries	69,521,035	58,662,397
TOTAL ASSETS	$69,640,055	$58,841,615

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,486,566	2,486,566
Total current liabilities	2,486,566	2,486,566
Total liabilities	2,486,566	2,486,566
Shareholders' equity:
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 and 18,275,126 issued and outstanding as of December 31, 2007 and December 31, 2006 respectively	36,558	36,550
Additional paid-in capital	37,498,452	37,444,051
Retained earnings	29,618,479	18,874,448
Total shareholders' equity	67,153,489	56,355,049
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,640,055	$58,841,615

Financial Information of parent company
STATEMENTS OF INCOME

	Year Ended Dec 31,
	2007	2006	2005

Operating Expenses:
General and administrative expenses	114,045	359,437	362,000
Financial expenses	562	2,404	—
Total Operating Expenses:	114,607	361,841	362,000
Equity in earnings of subsidiaries	$10,858,638	$8,059,735	$5,311,610
Net income attributable to shareholders	$10,744,031	$7,697,894	$4,949,610

Weighted average common share - Basic	18,277,094	13,753,991	13,302,763

Weighted average common share - Diluted	18,323,315	13,778,535	13,302,763

EPS - Basic	0.59	0.56	0.37

EPS - Diluted	0.59	0.56	0.37

Financial Information of parent company
For Years Ended on December 31, 2007, 2006 and 2005

			Additional	Retained
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance - Jan 1, 2005	13,282,253	26,565	4,082,246	6,226,944	10,335,755

Adjustment for fractional shares	4802	9	-9	—	—

Common Stock issued to consultants	10,000	20	64,980	—	65,000

Common Stock issued to employees	49,500	99	296,901	—	297,000

Net Income (Loss)	—	—	—	4,949,610	4,949,610
Ending Balance - Dec 31, 2005	13,346,555	26,693	4,444,118	11,176,554	15,647,365

Net Income				7,697,894	7,697,894

Common stock issued in public offering	4,928,571	9,857	32,521,977	—	32,531,834

60,000 options issued in 2006	—	—	178,904	—	178,904

100,000 warrants issued in 2006	—	—	299,052	—	299,052
Ending Balance - December 31, 2006	18,275,126	36,550	37,444,051	18,874,448	56,355,049

Net Income	—	—	—	10,744,031	10,744,031

Common stock of 4,128 shares issued	4,128	8	31,200	—	31,208

4,128 options issued in 2007	—	—	23,201	—	23,201

Ending Balance - December 31, 2007	18,279,254	36,558	37,498,452	29,618,479	67,153,489

Financial Information of parent company
STATEMENTS OF CASHFLOWS

	Year Ended Dec 31,
	2007	2006	2005

Cash flow from operating activities:
Net income	$10,744,031	$7,697,894	$4,949,610
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	-10,858,638	-8,059,735	-5,311,610
Stock-Based Compensation Expense	114,045	348,749	362,000
Changes in other current assets	-14,396	12,613	14,378
Changes in other current liabilities	0	169,789	2,725
Net cash provided by operating activities	$-14,958	$169,309	$17,103

Cash flows from investing activities:
Investment in subsidiaries, net of cash acquired	$—	$-32,670,000	$—
Net cash (used in) provided by investing activities	$—	$-32,670,000	$—

Cash flows from financing activities:
Proceeds from Share Issuance	$—	$32,531,834	$—
Net cash provided by (used in) financing activities	$—	$32,531,834	$—

Net change in increase in cash and cash equivalents	$-14,958	$31,143	$17,103
Cash and cash equivalents, beginning of period	48,246	17,103
Cash and cash equivalents, end of period	$33,288	$48,246	$17,103

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary roles of the Securities and Exchange Commission that permit the company to provide only a management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers, directors and key employees, their ages and the positions they held as of December 31, 2007.

Name	Age	Position

Xiao Ping Zhang	45	Chief Executive Officer and Chairman
Xiao Feng Zhang	40	Chief Operating Officers and Director
Zong Yun Zhou	53	Chief Financial Officer
Li Min Zhang	52	Director(1) (3)
Zhi Zhong Wang	63	Director(1),(2)(3)
Yi Guang Huo	65	Director(1),(2)
Jiang Hua Feng	42	Director(2) (3)
Jung Kang Chang	42	Director
Jason Zhang	44	Deputy General Manager

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

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

LI MIN ZHANG - DIRECTOR

Dr. Li Min Zhang has served as a member of our board of directors since August 2004. He chairs the audit committee of our board, and serves as a member of nominating and corporate governance committee of our board. Dr. Zhang currently is a professor at Sun Yat-Sen University Management School in Guangdong, China, coaching PhD candidates with an accounting major. During 1994 and 1995, Dr. Zhang conducted academic research at the University of Illinois at Urbana-Champaign, and practiced at Mok & Chang CPAs in USA. In 1986, he conducted academic research at the Office of Auditor General of Canada. Dr. Zhang currently also serves as vice chairman of China Audit Society, and secretary of China Association of Chief Financial Officers. He is a member of American Accounting Association. Also, Dr. Zhang is involved with the China CPA Society Auditing Principles Task Force and China Audit Society Training Committee. Dr. Zhang earned his Ph.D. in Economics in January 1991.

ZHI ZHONG WANG - DIRECTOR

Zhi Zhong Wang has served as a member of our board of directors since August 2004,and serves as a member of audit, compensation, and nominating and corporate governance committeesFrom 1980 until present, Mr. Wang has served as instructor and professor at Beijing Jiaotong University (formerly Northern Jiaotong University), Department of Electrical Engineering. Before 1980, he was an electrical engineer with Science and Technology Institute of the Qiqihaer Railway Administration, Heilongjiang, China. Mr. Wang has led over twenty research projects such as novel pneumatic generator and streamer discharging, and corona power supply for desulphurization. His numerous publications include Research on the Novel AC Voltage Stabilized Power Supply in Power Electronics . Mr. Wang received his bachelor degree in electrical engineering from Northern Jiaotong University in 1968.

YI GUANG HUO - DIRECTOR

Yi Guang Huo has served as a member of our board of directors since August 2004, and serve as a member of the audit committee, and chairs the compensation committee. . Mr. Huo has been engaged in scientific and technological work and has been responsible for various national key research projects, such as designing and conducting experiments for automotive products, drafting ministry standards and econo-technological policies, etc. He has been awarded ministry-level First Prize for Technology Innovation. Mr. Huo has also served as President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce, a board member and visiting professor of Wuhan University of Technology, and secretary of Society of Auto Engineering - China. Between 1995 and 1996, Mr. Huo conducted academic research as a visiting researcher at Tokyo University Economics Department. During 1987 and 1988, he studied Scientific Research and Management with Japan Automobile Research Institute as well as Japanese automobile companies including Nissan, Hino, Isuzu and Mitsubishi. Mr. Huo earned his B.S. degree from Jilin University Automobile Department in 1965.

JIANG HUA FENG - DIRECTOR

Jiang Hua Feng has served as a member of our board of directors since August 2004, and serves as a member of the compensation committee and as the chairman of the nominating and corporate governance. Since 1988, Mr. Feng has also served as chief lawyer at Yuhai Law Firm, Rui’an, Zhejiang. Mr. Feng is a member of China Lawyers Association. He was elected People’s Congress representative for Wenzhou area, Zhejiang. Mr. Feng received his bachelor degree in law from East China University of Politics and Law.

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

Committees of the Board of Directors

Nominating and Corporate Governance Committee. The Board of Directors of SORL Auto Parts, Inc., has established a Nominating and Corporate Governance Committee consisting of three directors, all of whom meet the requirements for “independent directors”. The members of our nominating and corporate governance committee are Messrs, Jiang and Wang and Professor Zhang. Messrs. Jiang chairs the nominating and corporate governance committee. The purpose of the nominating and corporate governance committee is to:

•	Identify qualified individuals to become Board members;

•	Determine the composition of the Board and its committees;

•	Monitor a process to assess the effectiveness of the Board and Board committees; and

•	Ensure good corporate governance.

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

Changes in Procedures to Nominate Directors

Since the date of the Company’s last disclosures, pursuant to schedule 14A of the Securities Exchange Act of 1934 as amended, the Company has formed a Nominating and Corporate Governance Committee, the duties of which are described above.

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

Throughout this Annual Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2007, and who are included in the Summary Compensation Table are referred to as the “named executive officers.”

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

2007 Executive Compensation Components

For 2007, the sole component of compensation for the named executive officers was base salary.

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

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. Base salaries for the named executive officers in 2007 have not been changed from the base salaries in effect during the prior year.

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

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2007 by Mr. Xiao Ping Zhang and Ms. Zong Yun Zhou, who are the only individuals who served as our principal executive and financial officers during the year ended December 31, 2007. No other executive officer received compensation in excess of $100,000 for the fiscal year then ended.

Summary Compensation Table

			Bonus	Option Awards	Total
Name and Position	Year	Salary ($)	($) (1)	($) (2)	($)

Mr. Xiao Ping Zhang, CEO (1)	2007	50,000	—	—	50,000

Ms. Zong Yun Zhou, CFO (2)	2007	20,000	—	—	20,000

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

There is no severance or change of control arrangements.

Equity Benefit Plans

Our 2005 Stock Compensation Plan was adopted by our board of directors in July 2005.

Share Reserve. We have reserved 1,700,000 shares for issuance under the 2005 Stock Compensation Plan of which options to purchase 64,128 shares have been granted and 53,628 shares have been awarded to date.

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

Compensation of Directors

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer for 2007:

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	All other compensation ($)	Total ($)

Xiao Feng Zhang (4)	—	—	30,000	30,000
COO & Director
Jung Kang Chang (5)	—	—	15,000	15,000
Director
Li Min Zhang	10,000	14,909		24,909
Director
Zhi Zhong Wang	10,000	14,909		24,909
Director
Yi Guang Huo	10,000	14,909		24,909
Director
Jiang Hua Feng	10,000	14,909		24,909
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

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ current compensation schedule has been in place since March 2007. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of shareholders. The annual retainer year period has been in place for directors since 2007. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.

Non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and for meetings of any committees of our board of directors on which they serve. During 2007, our non-employee directors had each received or earned cash compensation for attending board or committee meetings of $10,000. On March 1, 2006, the Board of Directors approved a total of 60,000 options (See note 17) to be issued to the four non-employee directors. Each non-employee director received options to purchase 15,000 shares of common stock with an exercise price of $4.79 per share. The contractual term of the options was three years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2007 and as adjusted to reflect the sale of the shares of common stock in this offering and the conversion of all outstanding shares of our convertible preferred stock by:

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

This table lists applicable percentage ownership based on 18,279,254 shares of common stock outstanding as of December 31, 2007.

The address for each of the stockholders in the table is c/o of the Company.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE BENEFICIAL OWNER	POSITION	PERCENT OF CLASS

Xiao Ping Zhang	9,087,527	Chief Executive Officer and Chairman	49.7%
Xiao Feng Zhang	1,135,938	Chief Operating Officer and Director	6.2%
Zong Yun Zhou	—	Chief Financial Officer	*
Jung Kang Chang	—	Director	*
Li Min Zhang	15,000 (1)	Director	*
Zhizhong Wang	15,000 (1)	Director	*
Yiguang Huo	15,000 (1)	Director	*
Jianghua Feng	15,000 (1)	Director	*
Officers and Directors as a Group (8 persons)	10,223,465		55.9%
PRINCIPAL SHAREHOLDERS
Shu Ping Chi	1,135,938		6.2%

(1)	Represents options to purchase Common Stock
*	Less than 1%

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

Ruili Group

Mr. Xiao Ping Zhang and Mr. Xiao Feng Zhang are the principal shareholders of the Ruili Group which was the owner of the assets contributed to the Joint Venture in the reverse acquisition. We purchase non-valve automotive products and packaging material from the Ruili Group. In 2007, we purchased products from the Ruili Group representing approximately $26.6 million of our sales. We generate only a small profit on these sales, but our sales of these products represent an important marketing benefit as they enable us to fill out our product line and reduce our customers’ transaction costs. The Ruili Group also guaranteed certain bank loans to the Joint Venture without fee and licensed two patents and the trademark “SORL” to the Joint Venture on a royalty free basis. The two patents licensed were assigned to the JV in 2007 for $50,000.

The Joint Venture has leased two apartment building from Ruili Group Co., Ltd. for its management personnel and ordinary staff. The lease term is from January 2007 to December 2011 for one apartment building, and is from January 2007 to December 2012 for the other. The annual rental of the two apartment buildings is approximately $242,043.

On September 28, 2007, the Joint Venture purchased land rights, a manufacturing plant, and an office building from Ruili Group Co. Ltd., with purchase price of approximately RMB152 million (approximately US$20.2 million by the moment). DTZ Debenham Tie Leung Ltd., an internationally recognized appraiser, appraised the total asset value at RMB154 million (approximately US$20.5 million by the moment). The purchase price was paid by the Company by transferring to Ruili Group the Company’s $9 million investment in an existing project that includes a new-facility-in-progress and prepayment of land use rights. The remaining balance of $11 million was paid by the cash generated from operation and a bank credit line.

The Company believes that the transactions above-mentioned are of arm’s length, and all prices charged and payments made between them are at least as favorable to the Joint Venture as would be obtained from a third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rotenberg & Co. LLP, Certified Public Accountants, was the Registrant’s independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal year ended December 31, 2007 and 2006. The Registrant changed its fiscal year end from January 31 to December 31 on May 19, 2004. Rotenberg & Co. LLP performed the following services and has been paid the following fees.

FISCAL YEAR ENDED DECEMBER 31, 2007 and 2006

AUDIT FEES

Rotenberg & Co. LLP was paid aggregate fees of approximately $170,500 and $120,000 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered for the audit of the Registrant’s annual financial statements and for the reviews of the financial statements included in the Registrant’s quarterly reports on Form 10-Q for the periods ended March 31, 2007 and 2006, June 30, 2007 and 2006, as well as September 30, 2007 and 2006.

AUDIT-RELATED FEES

Rotenberg & Co. LLP was not paid additional fees for the fiscal years December 31, 2007 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

TAX FEES

Rotenberg & Co. LLP was not paid any fees for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

ALL OTHER FEES

Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal years ended December 31, 2007and December 31, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March 2008.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 27, 2008
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	March 27, 2008
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 27, 2008
Zong Yun Zhou

/s/ Li Min Zhang	Director	March 27, 2008
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 27, 2008
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 27, 2008
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 27, 2008
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 27, 2008
Jung Kang Chang