Form 10-Q
period 2008-03-31
SORL Auto Parts Inc
filed 2008-05-14
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant classes of common equity, as of the latest practicable date:
As of March 31, 2008 there were 18,279,254 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	31-Mar-08		31-Dec-07
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	2,732,810	US$	4,340,211
Accounts Receivable, Net of Provision		35,854,111		30,586,239
Notes Receivable		10,434,941		9,410,385
Inventory		11,083,242		8,220,373
Prepayments		2,530,131		1,336,212
Other current assets, including $0 and $1,761,007 from related parties at March 31, 2008 and December 31, 2007, respectively.		2,056,025		4,275,294
Total Current Assets		64,691,260		58,168,714
Fixed Assets
Property, Plant and Equipment		29,592,712		27,889,182
Less: Accumulated Depreciation		(6,927,803)		(6,094,229)
Property, Plant and Equipment, Net		22,664,909		21,794,953

Land Use Rights, Net		14,374,566		13,889,705

Other Assets
Deferred compensation cost-stock options		54,662		69,571
Intangible Assets		79,889		76,150
Less: Accumulated Amortization		(28,102)		(25,116)
Intangible Assets, Net		51,788		51,034
Total Other Assets		106,450		120,605
Total Assets	US$	101,837,185	US$	93,973,977

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable, including $3,120,968 and $97,503 due to related parties at March 31, 2008 and December 31, 2007, respectively	US$	7,417,133	US$	5,305,172
Deposit Received from Customers		2,657,046		2,079,946
Short term bank loans		1,025,511		3,370,328
Income tax payable		513,673		373,769
Accrued Expenses		2,030,046		1,859,938
Other Current Liabilities		387,490		463,563
Total Current Liabilities		14,030,899		13,452,716
Minority Interest		8,754,160		8,024,152
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 issued and outstanding as of March 31, 2008 and December 31, 2007 respectively		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Statutory Reserves		2,237,597		1,882,979
Accumulated other comprehensive income		8,456,090		5,432,189
Retained Earnings		30,823,429		27,646,931
		79,052,126		72,497,109
Total Liabilities and Shareholders' Equity	US$	101,837,185	US$	93,973,977

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For The First Quarter Ended on March 31, 2008 and 2007

	Three Months Ended March 31,
	2008		2007

Sales	US$	30,658,442	24,416,989
include: sales to related parties		817,918	914,683

Cost of Sales		22,016,581	18,726,052

Gross Profit		8,641,861	5,690,937

Expenses:
Selling and Distribution Expenses		1,839,275	1,183,647
General and Administrative Expenses		1,976,201	1,693,187
Financial Expenses		369,676	143,168

Total Expenses		4,185,152	3,020,002

Operating Income		4,456,709	2,670,935

Other Income		111,078	32,340
Non-Operating Expenses		(79,178)	(4,089)

Income (Loss) Before Provision for Income Taxes		4,488,609	2,699,186

Provision for Income Taxes		563,474	362,465

Net Income Before Minority Interest & Other Comprehensive Income	US$	3,925,135	2,336,721

Minority Interest		394,019	235,189

Net Income Attributable to Shareholders		3,531,116	2,101,532

Foreign Currency Translation Adjustment		3,359,890	621,941

Minority Interest's Share		335,989	62,194

Comprehensive Income (Loss)		6,555,017	2,661,279

Weighted average common share - Basic		18,279,254	18,275,126

Weighted average common share - Diluted		18,290,126	18,333,009

EPS - Basic		0.19	0.11

EPS - Diluted		0.19	0.11

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The First Quarter Ended on March 31, 2008 and 2007

	Three Months Ended March 31,
	2008		2007

Cash Flows from Operating Activities
Net Income	US$	3,531,116	2,101,532
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		394,019	235,189
Bad Debt Expense		10,832	421,330
Depreciation and Amortization		654,555	340,297
Stock-Based Compensation Expense		14,909	14,909
Loss on disposal of Fixed Assets		0	1,108
Changes in Assets and Liabilities:
Account Receivables		(3,949,778)	(2,534,364)
Notes Receivables		(628,857)	(4,377,777)
Other Currents Assets		2,347,575	(231,094)
Inventory		(2,477,972)	(268,172)
Prepayments		(1,116,827)	1,918,820
Accounts Payable and Notes Payable		1,858,290	(1,069,002)
Income Tax Payable		139,904	7,759
Deposits Received from Customers		482,648	286,432
Other Current Liabilities and Accrued Expenses		(17,038)	(129,397)

Net Cash Flows from Operating Activities		1,243,376	(3,282,430)

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(557,391)	(2,063,720)
Investment in Intangible Assets		(628)	(19,915)

Net Cash Flows from Investing Activities		(558,019)	(2,083,635)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(2,432,466)	—
Proceeds from Share Issuance
Capital contributed by Minority S/H

Net Cash flows from Financing Activities		(2,432,466)	—

Effects on changes in foreign exchange rate		139,709	81,044

Net Change in Cash and Cash Equivalents		(1,607,401)	(5,285,021)

Cash and Cash Equivalents- Beginning of the year		4,340,211	11,137,501

Cash and cash Equivalents - End of the year	US$	2,732,810	5,852,480

Supplemental Cash Flow Disclosures:
Interest Paid		26,044	0
Tax Paid		1,883,375	358,179

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For The First Quarter Ended on March 31, 2008 and 2007

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders' Equity	Minority Interest
Beginning Balance - January 1, 2007	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	—	—	—	—	2,101,532	—	2,101,532	235,189

Other Comprehensive Income(Loss)	—	—	—	—	—	559,747	559,747	62,194

Transfer to reserve	—	—	—	211,670	-211,670	—	—	—

Ending Balance - March 31, 2007	18,275,126	36,550	37,444,051	1,008,786	19,878,625	1,662,216	60,030,228	6,633,940

Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152

Net Income	—	—	—	—	3,531,116	—	3,531,116	394,019

Other Comprehensive Income(Loss)	—	—	—	—	—	3,023,901	3,023,901	335,989

Transfer to reserve	—	—	—	354,618	-354,618	—	—	—

Ending Balance - March 31, 2008	18,279,254	36,558	37,498,452	2,237,597	30,823,429	8,456,090	79,052,126	8,754,160

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (the “Company”) is principally engaged in the manufacture and distribution of automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (the “Joint Venture”) in the People’s Republic of China (“PRC” or “China”). The Company distributes products both in China and internationally under the SORL trademarks. The Company’s product range includes approximately 40 categories of brake valves with over 1000 different specifications.

NOTE B - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K and other reports filed with the SEC.

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

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No.157-2, which deferred the effective date for certain portions of SFAS No.157 related to nonrecurring measurements of nonfinancial assets and liabilities. The provision of SFAS No.157 will be effective for the Company’s fiscal year 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No.115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on the Company's consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" the objective of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

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

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB statement No.133.SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components, and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and which also has a common controlling party with the Company, the Zhang family.

The following related party transactions are reported for the fiscal quarter ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

PURCHASES FROM:
Ruili Group Co., Ltd.	$8,504,144	$5,378,595
Total	$8,504,144	$5,378,595

SALES TO:
Ruili Group Co., Ltd.	$817,918	$914,683
Total	$817,918	$914,683

The total purchases from Ruili Group during the first quarter ended March 31, 2008 consisted of approximately $6.0 million of finished products of non-valve auto parts, $2.2 million of components for valve auto parts and approximately $0.3 million of packaging materials.

	March 31,	December 31,
	2008	2007
ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$3,210,968	$97,503
Total	$3,210,968	$97,503

OTHER ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.	$—	$1,761,007
Total	$—	$1,761,007

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at March 31, 2008 and December 31, 2007 were summarized as follows:

	March 31,	December 31,
	2008	2007
Beginning balance	$27,987	$8,769
Add: Increase to allowance	7,942	19,218
Less: Accounts written off
Ending balance	$35,929	$27,987

	March 31,	December 31,
	2008	2007
Accounts receivable	$35,890,040	$30,614,226
Less: allowance for doubtful accounts	(35,929)	(27,987)
Account receivable balance, net	$35,854,111	$30,586,239

NOTE F - INVENTORIES

On March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31,	December 31,
	2008	2007
Raw Material	$3,463,876	$2,354,637
Work in process	703,938	4,157,643
Finished Goods	6,915,428	1,708,093
Total Inventory	$11,083,242	$8,220,373

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Machinery	$19,243,244	$18,118,125
Molds	1,242,050	1,193,488
Office equipment	427,507	358,163
Vehicle	914,185	757,311
Building	7,765,726	7,462,096
Construction In Progress
Sub-Total	29,592,712	27,889,182

Less: Accumulated depreciation	(6,927,803)	(6,094,229)

Fixed Assets, net	$22,664,909	$21,794,953

Depreciation expense charged to operations was $573,927 and $339,002 for the first quarter ended March 31, 2008 and 2007, respectively.

NOTE H- LAND USE RIGHTS

	March 31,	December 31,
	2008	2007
Cost:	$14,535,176	$13,966,870
Less: Accumulated amortization:	(160,610)	(77,165)
Land use rights, net	$14,374,566	$13,889,705

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate in the Company’s name, from the Chinese government. The Company is in the process of applying to obtain the land use right certificate. Amortization expenses were $78,704 for the first quarter ended March 31, 2008.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $79,890, less accumulated amortization of $28,102 for net intangible assets of $51,788 as of March 31, 2008. Gross intangible assets were $76,150, less accumulated amortization of $25,116 for net intangible assets of $51,034 as of December 31, 2007. Amortization expenses were $1,925 and $1,295 for the first quarter ended March 31, 2008 and 2007 respectively. Future estimated amortization expense is as follows:

2008	2009	2010	2011	2012	Thereafter
$5,058	$7,163	$7,163	$7,163	$7,163	$18,078

NOTE J - PREPAYMENT

Prepayment consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Raw material suppliers	$2,030,563	$929,178
Equipment purchase	499,568	407,035
Total prepayment	$2,530,131	$1,336,212

NOTE K - BANK LOANS

Bank loans represented the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Secured	$1,025,511	$3,370,328
Less: Current portion	$(1,025,511)	$(3,370,328)
Non-current portion	$—	$—

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Accrued payroll	$716,669	$601,733
Other accrued expenses	1,313,377	1,258,205
Total accrued expenses	$2,030,046	$1,859,938

NOTE M - RESERVE

The reserve funds are comprised of the following:

	March 31,	December 31,
	2008	2007
Statutory surplus reserve fund	$2,237,597	$1,882,979
Total	$2,237,597	$1,882,979

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

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company's Sino-foreign joint venture is required to make annual appropriations to the statutory surplus funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the Joint Venture is required to allocate a certain percentage of its profits after taxation, as determined in accordance with PRC accounting standards applicable to the Company, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company.

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

NOTE N - INCOME TAXES

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the Company is generally subject to a PRC income tax rate of 12.5%.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the first quarter ended March 31, 2008 is as follows:

Statutory tax rate	25.0%
Tax Tax holidays and concessions	-12.5%

EffeEffective tax rate	12.5%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE O - LEASES

In December 2006, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are respectively for its management personnel and staff. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Future minimum rental payments for the years ended December 31, are as follows:

	2008	2009	2010	2011	2012	Thereafter
Buildings	$195,996	$263,076	$263,076	$263,076	$63,830	$—
Total	$195,996	$263,076	$263,076	$263,076	$63,830	$—

NOTE P - ADVERTISING COSTS

No advertising costs incurred in the first quarter ended March 31, 2007. Advertising costs were $559 for the first quarter ended March 31, 2008.

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $469,298 and $222,875 for the first quarter ended March 31, 2008 and 2007, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims were $447,359 and $264,803 for the first quarter ended March 31, 2008 and 2007, respectively. The movement of accrued warranty expenses or the first quarter ended March 31, 2008 was as follows:

Beginning balance at Jan 01, 2008	$863,428
Accrued during the first quarter ended March 31, 2008:	$447,359
Less: Actual Paid during the first quarter ended March 31, 2008:	$464,259
Ending balance at March 31, 2008	$846,528

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

　　　The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	96.54%
Risk-Free Interest Rate	4.59%
Contractual Term	3 years
Stock Price at Date of Grant	$4.79
Exercise Price	$4.79

The amortization of deferred stock-based compensation for these equity arrangements was $14,909 for the first quarter ended March 31, 2008. As of March 31, 2008, there was $ 54,662 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 0.9 years.

A summary of option activity under the Plan as of March 31, 2008 and changes during the first quarter ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	60,000	$4.79	0.9Years	$16,800

Exercisable at March 31, 2008	—	—	—	—

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R , “Share-Based Payment.” The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	141.47%
Risk-Free Interest Rate	5.14%
Contractual Term	3 years
Stock Price at Date of Grant	$7.09
Exercise Price	$7.25

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount is charged to G&A during 2007 year.

A summary of option activity under the Plan as of March 31, 2008 and changes during the first quarter ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted	4,128	$7.25	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	4,128	$7.25	2.3Years	$—

Exercisable at March 31, 2008	4,128	$7.25	2.3Years	$—

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

The Company accounts for these warrants in accordance with SFAS No. 123R, “Share-Based Payment.” The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

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

A summary of option activity with respect to the warrants as of March 31, 2008 and changes during the first quarter ended March 31, 2008 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	100,000	$6.25	1.8Years	$—

Exercisable at March 31, 2008	100,000	$6.25	1.8Years	$—

NOTE T- COMMITMENTS AND CONTINGENCIES

Information on lease commitments is provided in Note O.

NOTE U - OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007.

See Note N to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

SALES

	Three Months ended			three Months ended
	31-MAR-08			31-MAR-07
Air brake valves & related components	$24.1	M	78.5%	$19.1	M	78.3%
Non-valve products	$6.6	M	21.5%	$5.3	M	21.7%
Total	$30.7	M	100%	$24.4	M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $30,658,442 and $24,416,989 for the three months ended March 31, 2008 and 2007, respectively. Compared with the same period of 2007, Net sales for the three months ended March 31, 2008 increased by $6.3 million or 25.6% to $30.7 million. The increase in sales was a result of the Company’s efforts to expand its market share and develop more customers to increase its penetration of the Chinese OEM market and aftermarket as well as the international market.

A breakdown of net sales revenue for these markets for the first quarter of the 2008 and 2007 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	31-Mar-08	Total Sales	31-Mar-07	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$10.7	35%	$8.9	36%	20.2%
China Aftermarket	$9.9	32%	$7.1	29%	39.4%
International market	$10.1	33%	$8.4	35%	20.2%
Total	$30.7	100%	$24.4	100	25.6%

Although during the first two months of 2008, transportation in China was heavily affected by significant snow storms in central and east China, our Chinese OEM sales achieved an approximately 20.2% year over year growth, increasing from $8.9 million in the first quarter of 2007 to $10.7 million in the first quarter of 2008. We expect stronger demand from Chinese OEM customers in the second quarter because China’s transportation system has recovered from the significant storms.

Because most of our authorized distributors usually carried a bigger inventory than the OEMs, our sales to the Chinese aftermarket was less affected by the snow storms. Based on its well established sales networks as well as increased production capacity, our Chinese Joint Venture achieved total revenue of $9.9 million in Chinese aftermarket sales for the three months ended March 31, 2008, an increase of $2.8 million, or 39.4% as compared to the same period of last year.

Export sales grew by $1.7 million or approximately20.2% for the three months ended March 31, 2008, as compared to $8.4 million for the same period of 2007. This increase reflects the introduction of new products, the expansion of the contract sales force, and the implementation of a focused market plan on the export market segment.

COST OF SALES

Cost of sales for the three months ended March 31, 2008 increased to $22,016,581 from $18,726,052 for the same period of 2007, a $3,290,529 or 17.6% increase, compared with total sales growth of 25.8% for the period.

GROSS PROFIT

From $5,690,937 for the first quarter of 2007 to $8,641,861for the first quarter of 2008, our gross profit grew by 51.9%, exceeding our revenue growth rate. Therefore, gross margin increased 4.9 percentage points for the three months ended March 31, 2008, to 28.2% from 23.3 % for the same period of 2007.

The higher gross margin was the result of the management’s efforts on both raising price and cutting production costs. The Joint Venture continued to improve production methods in its manufacturing process. This has resulted in reducing the manufacturing cycle, reducing waste, and hence reducing production cost. Also, favorable changes in product and market mix helped raise the average selling price of our products. For the Chinese OEM market, we have introduced more than 100 upgraded models with improved functionalities for existing product lines and sold more system products as opposed to individual components. For the Chinese and international aftermarket, we have been able to pass part of our cost increases to the end users, largely due to an uptrend in the prices for truck parts from China. The successful expansion of our sales into the higher margin municipal bus market has also contributed to the gross margin improvement of the Joint Venture since the last quarter of 2007.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $ 1,839,275 for the three months ended March 31, 2008, as compared to $ 1,183,647 for the same period of 2007, an increase of $ 655,628 or 55.4%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. Selling and distribution expenses for the three months ended March 31, 2008 increased primarily due to these factors:

(1)
Increased transportation expense: During the first quarter of 2008, transportation costs increased by $263,910 as compared to $248,998 for the same period of 2007. The increase in transportation expense was mainly due to increased sales and the rise in the transportation cost resulted from the increase price of oil since the third quarter of 2007.

(2)
Increased packaging expense: Packaging costs were $573,102for the three months ended March 31, 2008, an increase of $135,292 as compared with the same period of 2007, which was consistent with the revenue growth.

(3)
Increased product warranty expense. The Company recorded $447,359 of product warranty expenses for the three months ended March 31, 2008, as compared to $ 264,803 for the three months ended March 30, 2007, an increase of $182,556.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,976,201 for the three months ended March 31, 2008, as compared to $1,693,187 for the same period of 2007, an increase of $283,014 or 16.7% mainly due to these factors:

(1)
Increase sales necessitated increased depreciation, office expenses, staff salary, work insurance and welfare, travel expenses and other miscellaneous fees totaling $539,769, an increase of $202,955as compared to the same period of 2007.

(2)	R&D expense, which is included in general and administrative expenses, increased by $ 246,423, as compared to$222,875of R&D expense for the same period of 2007, as discussed below.
(3)	These increases were substantially offset by a $503,179 reduction in the allowance for bad debts, entertainment expense, rent expense, and professional fees.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended March 31, 2008, research and development expense was $469,298, as compared to $222,875 for the same period of 2007, an increase of $246,423, as a result of the Company’s enhanced research and development activities on truck electronics.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $654,555 for the three months ended March 31, 2008, compared with that of $340,297 for the same period of 2007, an increase of $314,258. The increase in depreciation and amortization expense was primarily due to the purchase of plant and land use rights, and additional production equipment in the second half of 2007.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended March 31, 2008 increased by $226,508 to $369,676 from $143,168 for the same period of 2007, which was mainly attributed to $196,120 increase in exchange loss resulted from the accelerated appreciation of Chinese currency against the U.S. dollar. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $111,078 for the three months ended March 31, 2008, as compared to $ 32,340 for the three months ended March 31, 2007, an increase of $78,738.The increase was mainly due to the sales of raw material scraps.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the Company is generally subject to a PRC income tax rate of 12.5%. Income tax expense of $563,474 and $362,465 were recorded for the quarters ended March 31, 2008 and 2007, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $ 14,909 for the first quarter ended March 31, 2008.
Although the Company anticipates future issuances of stock awards to have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to US$394,019 and US$235,189 for the quarters ended March 31, 2008 and 2007, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $ 1,243,376 for the first quarter ended March 31, 2008 compared with $3,282,430 of net cash used in operating activities in the same period in 2007, an increase of $ 4,525,806. During the three months ended March 31, 2008, our higher sales revenue resulted in increased accounts receivable. At the same time, in accordance with the increase in sales orders, the Company maintained a higher level of inventory to meet the requirements of sales and production. Additionally, China’s metal market experienced and is still experiencing price increases, which has resulted in an increase in our level of prepayments for metal raw materials. These factors resulted in an increased use of cash of approximately $6.6 million for the three months ended March 31, 2008 as compared by the same period of 2007. The increased use of cash was partly offset by the maturing of notes receivable and the higher levels of accounts payable and notes payable.

At March 31, 2008, the Company had cash and cash equivalents of $2,732,810, as compared to cash and cash equivalents of $4,340,211 at December 31, 2007. The Company had working capital of $ 50,660,361 at March 31, 2008, as compared to working capital of 44,715,988 at December 31, 2007, reflecting current ratios of 4.61:1 and 4.32:1, respectively.

INVESTING - During the first quarter ended March 31, 2008, the Company expended net cash of $558,019 in investing activities, including $557,391 for acquisition of property and equipment to support the growth of the business. For the first quarter ended March 31, 2007, the Company utilized $2,083,635 in investing activities.

FINANCING -The Company did not borrowed under its credit facilities during the quarter ended March 31, 2007, and during the first quarter ended March 31, 2008, the Company repaid $2,432,466 of its outstanding debt.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the first quarter of 2008, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

CURRENCY RISK AND FINANCIAL INSTRUMENTS - Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In recent years, the RMB has been appreciating against the U.S. dollar.

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 4.0% appreciation of the RMB against the USD during the quarter ended on March 31, 2008, we recorded an exchange loss of $340,547 and a foreign currency translation adjustment of $3,359,890 for the quarter. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contract with fixed exchange rate.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

At March 31, 2008, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion in Item 2 above, “Liquidity and Capital Resources”.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management including the Chief Executive Officer and the Chief Financial Officer has concluded that our internal control over financial reporting was effective as of March 31, 2008.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary roles of the Securities and Exchange Commission that permit the company to provide only a management’s report in this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Dated : May 13, 2008	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)