Form 10-K/A
period 2007-12-31
SORL Auto Parts Inc
filed 2008-07-22
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-024828
SORL AUTO PARTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0091294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1169 Yumeng Road Ruian Economic Development District Ruian City, Zhejiang Province 325200 People’s Republic of China
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: 86-577-65817720

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year December 31, 2007: $115,760,070.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day or registrant’s most recently completed second fiscal quarter. As of June 30, 2007, the value was approximately $49,822,927.

State the number of shares outstanding of each of the issuer’s classes of common equity: 18,279,254 as of March 17, 2008.

EXPLANATORY NOTE

This report on Form 10-K/A is filed to amend and restate the following items of our Form 10-K filed on March 27, 2008 (the “Initial Report”) and includes the complete text of each amended and restated item:

•
Part II, Item 5 (“Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities”). The table under the sub-heading “Securities Authorized For Issuance Under Equity Compensation Plans” is amended and restated to

(i)	add the title of “Equity Compensation Plan Information” to the table;

(ii)	add the row of “Equity Compensation plans approved by security holders” to the table;

(iii)	add the weighted average exercise price of outstanding options, warrants and rights to the table.

The Initial Report disclosed, in Part II, Item 8, Note 17, the exercise price for 60,000 outstanding options issued on March 1, 2006, as well as the exercise price for 4,128 outstanding options issued on June 20, 2007. The two exercise prices are $4.79 and $7.25, respectively, but the weighted average exercise price of the aggregate amount of options was not included in the Equity Compensation Plan Information table in the Initial Report.

and;

(iv)	add, in the narratives below the table, a cross reference to Part III Item 11 that contains information about the major terms of the 2005 Stock Compensation Plan.

•
Part III, Item 11 (“Executive Compensation”). The Summary Compensation Table and the notes thereto have been revised to add the 2006 compensation information to the table and the introductory narratives and add 2007 compensation information to the notes. On the Director Compensation Table, note (3) is revised to include a brief description of the options granted to non-employee directors (originally in the narratives under the notes), and notes (4) and (5) are revised by changing the year 2006 to 2007. Also, under the sub-heading of “Equity Benefit Plans,” in the brief paragraph “Administration,” add “as are permitted therein” to the end of the sentence describing the Compensation Committee’s discretion in administering the plan (“The Compensation committee of our board of directors administers the 2005 Compensation Plan and has complete discretion to make all decisions relating to our 2005 Compensation Plan.”). Finally, delete the last sentence in the brief paragraph “Administration” (“Our compensation committee may also re-price outstanding options and modify outstanding awards in other ways.”).

•
Part III, Item 15 (“Exhibits and Financial Statement Schedules”). An Auditor’s Consent, which was not included in the Initial Report, is added hereto as Exhibit 23. According to the Consent, the auditor consents to the incorporation by reference of the consolidated financial statements in the Initial Report into the previously filed Registration Statement (Form S-8; filed on October 19, 2005).

TABLE OF CONTENTS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	4

PART III

ITEM 11.	EXECUTIVE COMPENSATION	6

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	11

SIGNATURES		12

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option warrants and rights	Number of securities available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	--	--	--

Equity Compensation plans not approved by security holders	64,128	$4.95	1,582,244

Total	64,128	$4.95	1,582,244

Our 2005 Stock Compensation Plan was adopted by our board of directors in July 2005. We have reserved 1,700,000 shares for issuance under the 2005 Stock Compensation Plan of which options to purchase 64,128 shares have been granted and 53,628 shares have been awarded to date. Material terms of the 2005 Stock Compensation Plan are described in Part III Item 11 under “Equity Benefit Plans.”

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

PART III

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

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2006 and 2007 by Mr. Xiao Ping Zhang and Ms. Zong Yun Zhou, who are the only individuals who served as our principal executive and financial officers during the years ended December 31, 2007 and 2006. No other executive officer received compensation in excess of $100,000 for each of the fiscal years then ended.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Total ($)

Mr. Xiao Ping Zhang, CEO (1)	2007 2006	50,000 50,000	— —	— —	50,000 50,000

Ms. Zong Yun Zhou, CFO (2)	2007 2006	20,000 20,000	— —	— —	20,000 20.000
______________________

(1)
Mr. Zhang is also employed by the Ruili Group which makes separate payments to him for his services to that company. Mr. Zhang did not receive any compensation other than the cash salary of $50,000 listed herein from the Company in each of 2006 and 2007;

(2)	Ms. Zhou did not receive any of compensation other than the cash salary of $20,000 listed herein from the Company in each of 2006 and 2007.

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

Administration . The Compensation Committee of our board of directors administers the 2005 Compensation Plan and has complete discretion to make all decisions relating to our 2005 Compensation Plan as are permitted therein.

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
____________________

(1)
Mr. Xiaoping Zhang does not receive additional compensation for his role as a Director. For information relating to Mr. Xiaoping Zhang’s compensation as Chairman and Chief Executive Officer, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Directors for attendance at meetings during the year.

(3)
The amounts in this column represent the compensation cost of stock options awarded by the Compensation Committee granted in 2006, except that these amounts do not include any estimate of forfeitures. On March 1, 2006, the Board of Directors approved a total of 60,000 options (See Note 17 of the Notes to Consolidated Financial Statements in Part II Item 8) to be issued to the four non-employee directors. Each non-employee director received options to purchase 15,000 shares of common stock with an exercise price of $4.79 per share. The contractual term of the options was three years. The grant date fair value of option awards granted were determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2005 Compensation Plan is described under this Item 11.

(4)
Mr. Xiao Feng Zhang is not a non-employee director and did not receive cash compensation for attending board meetings or other stock options in 2007. However, he received cash compensation of $30,000 as salary for his managerial role with the Company. Mr. Zhang is also employed by the Ruili Group which makes separate payments to him for his services to that company.

(5)
Mr. Jung Kang Chang is not a non-employee director and did not receive cash compensation for attending board meetings or other stock options in 2007. However, he received cash compensation of $15,000 as salary for his managerial role with the Company.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Share Exchange Agreement and Plan of Reorganization

10.2(3)	Joint Venture Agreement (revised)

10.3(4)	Employment Agreement—Xiao Ping Zhang

10.4(4)	Employment Agreement—Xiao Feng Zhang

10.5(4)	Employment Agreement—Zong Yun Zhou

23(5)	Consent of Independent Auditors

31.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2(3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.3(6) 31.4(6)
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, with respect to the Form 10-K/A.

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, with respect to the Form 10-K/A.

32.1(7)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2(7)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
___________

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3)	Previously filed in and incorporated herein by reference to Form 10-K filed on March 27, 2008.

(4)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(5)	Filed herewith.

(6)	Filed herewith.

(7)
Previously furnished in and incorporated by reference to Form 10-K filed on March 27, 2008. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22th day of July, 2008.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	July 22, 2008
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	July 22, 2008
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	July 22, 2008
Zong Yun Zhou

/s/ Li Min Zhang	Director	July 22, 2008
Li Min Zhang

/s/ Zhi Zhong Wang	Director	July 22, 2008
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	July 22, 2008
Yi Guang Huo

/s/ Jiang Hua Feng	Director	July 22, 2008
Jiang Hua Feng

/s/ Jung Kang Chang	Director	July 22, 2008
Jung Kang Chang