Form 10-Q
period 2008-06-30
SORL Auto Parts Inc
filed 2008-08-13
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 000-11991

SORL AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	30-0091294
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 1169 Yumeng Road
Ruian Economic Development District
Ruian City, Zhejiang Province, Zip: 325200
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
As of June 30, 2008 there were 18,279,254 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007

	Jun 30, 2008		December 31, 2007
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	4,481,177	US$	4,340,211
Accounts Receivable, Net of Provision		38,862,983		30,586,239
Notes Receivable		12,805,169		9,410,385
Inventory		13,531,271		8,220,373
Prepayments		3,309,421		1,336,212
Other Current Assets		2,259,417		4,275,294
Total Current Assets		75,249,438		58,168,714
Fixed Assets
Property, Plant and Equipment		30,828,160		27,889,182
Less: Accumulated Depreciation		(7,676,656)		(6,094,229)
Property, Plant and Equipment, Net		23,151,504		21,794,953

Land Use Rights, Net		14,627,491		13,889,705

Other Assets
Deferred Compensation Cost-Stock options		39,753		69,571
Intangible Assets		160,770		76,150
Less: Accumulated Amortization		(31,250)		(25,116)
Intangible Assets, Net		129,520		51,034
Total Other Assets		169,273		120,605
Total Assets	US$	113,197,706	US$	93,973,977

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable		8,013,208		5,305,172
Deposit Received from Customers		3,557,350		2,079,946
Short Term Bank Loans		1,990,622		3,370,328
Income Tax Payable		732,316		373,769
Accrued Expenses		3,234,970		1,859,938
Other Current Liabilities		487,979		463,563
Total Current Liabilities		18,016,445		13,452,716
Minority Interest		9,493,164		8,024,152
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized,
18,279,254 Issued and Outstanding as of
June 30, 2008 and December 31, 2007 respectively		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Reserves		2,661,841		1,882,979
Accumulated Other Comprehensive Income		10,355,764		5,432,189
Retained Earnings		35,135,482		27,646,931
		85,688,097		72,497,109
Total Liabilities and Shareholders' Equity	US$	113,197,706	US$	93,973,977

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)
For The Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008	2007

Sales	US$	42,186,119	29,189,572	72,844,561	53,606,561

Cost of Sales		30,776,773	22,829,287	52,793,354	41,555,339

Gross Profit		11,409,346	6,360,285	20,051,207	12,051,222

Expenses:
Selling and Distribution Expenses		2,771,803	1,331,643	4,611,078	2,515,290
General and Administrative Expenses		2,718,217	1,027,436	4,694,418	2,720,623
Financial Expenses		383,320	114,268	752,996	257,436
Total Expenses		5,873,340	2,473,347	10,058,492	5,493,349

Operating Income		5,536,006	3,886,938	9,992,715	6,557,873

Other Income		222,762	351,932	333,840	384,272
Non-Operating Expenses		(175,785)	(80,550)	(254,963)	(84,639)

Income (Loss) Before Provision for Income Taxes		5,582,983	4,158,320	10,071,592	6,857,506

Provision for Income Taxes		318,757	(422,721)	882,231	(60,256)

Net Income Before Minority Interest
& Other Comprehensive Income	US$	5,264,226	4,581,041	9,189,361	6,917,762

Minority Interest		527,929	461,930	921,948	697,119

Net Income Attributable to Shareholders		4,736,297	4,119,111	8,267,413	6,220,643

Foreign Currency Translation Adjustment		2,110,749	1,075,648	5,470,639	1,697,589

Minority Interest's Share		211,075	107,565	547,064	169,759

Comprehensive Income (Loss)		6,635,971	5,087,194	13,190,988	7,748,473

Weighted average common share - Basic		18,279,254	18,275,126	18,279,254	18,275,126

Weighted average common share - Diluted		18,287,764	18,322,260	18,288,958	18,328,526

EPS - Basic		0.26	0.23	0.45	0.34

EPS - Diluted		0.26	0.22	0.45	0.34

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For The Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008	2007

Cash Flows from Operating Activities
Net Income	US$	4,736,297	4,119,111	8,267,413	6,220,643
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		527,929	461,930	921,948	697,119
Bad Debt Expense		10,450	(234,154)	21,282	187,176
Depreciation and Amortization		674,504	370,097	1,329,059	710,394
Stock-Based Compensation Expense		14,909	38,110	29,818	53,019
Loss on disposal of Fixed Assets		2,519		2,519	1,108
Changes in Assets and Liabilities:
Account Receivables		(2,142,593)	(2,100,597)	(6,092,371)	(4,634,961)
Notes Receivables		(2,102,462)	(1,237,625)	(2,731,319)	(5,615,402)
Other Currents Assets		(165,931)	(680,963)	2,181,644	(912,057)
Inventory		(2,164,427)	(2,426,343)	(4,642,399)	(2,694,515)
Prepayments		(712,009)	1,413,829	(1,828,836)	3,332,649
Accounts Payable and Notes Payable		418,290	2,060,032	2,276,580	991,030
Income Tax Payable		218,643	64,855	358,547	72,614
Deposits Received from Customers		828,703	(4,080)	1,311,351	282,352
Other Current Liabilities and Accrued Expenses		1,220,975	(255,848)	1,203,937	(385,245)
Net Cash Flows from Operating Activities		1,365,797	1,588,354	2,609,173	(1,694,076)

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(552,037)	(3,271,641)	(1,109,428)	(5,335,361)
Investment in Intangible Assets		(78,109)	—	(78,737)	(19,915)
Net Cash Flows from Investing Activities		(630,146)	(3,271,641)	(1,188,165)	(5,355,276)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		930,359	1,492,936	(1,502,107)	1,492,936

Net Cash flows from Financing Activities		930,359	1,492,936	(1,502,107)	1,492,936

Effects on changes in foreign exchange rate		82,357	89,213	222,065	170,257

Net Change in Cash and Cash Equivalents		1,748,367	(101,138)	140,966	(5,386,159)

Cash and Cash Equivalents- Beginning of the year		2,732,810	5,852,480	4,340,211	11,137,501

Cash and cash Equivalents - End of the period	US$	4,481,177	5,751,342	4,481,177	5,751,342

Supplemental Cash Flow Disclosures:
Interest Paid		77,081	12,914	103,125	12,914
Tax Paid		505,146	495,257	2,388,521	853,436

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended June 30, 2008 and 2007
	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
			Capital		(Deficit)	Income	Equity	Interest
Beginning Balance - April 1, 2007	18,275,126	36,550	37,444,051	1,008,786	19,878,625	1,662,216	60,030,228	6,633,940

Net Income	—	—	—	—	4,119,111	—	4,119,111	461,930

Other Comprehensive Income	—	—	—	—	—	968,083	968,083	107,565

Transfer to reserve	—	—	—	415,737	(415,737)	—	—	—

4,128 options issued	—	—	23,201		—	—	23,201	—
Ending Balance - June 30, 2007	18,275,126	36,550	37,467,252	1,424,523	23,581,999	2,630,299	65,140,623	7,203,435

Beginning Balance - April 1, 2008	18,279,254	36,558	37,498,452	2,237,597	30,823,429	8,456,090	79,052,126	8,754,160

Net Income	—	—	—	—	4,736,297	—	4,736,297	527,929

Other Comprehensive Income	—	—	—	—	—	1,899,674	1,899,674	211,075

Transfer to reserve	—	—	—	424,244	(424,244)	—	—	—

	—	—	—	—	—	—	—	—
Ending Balance - June 30, 2008	18,279,254	36,558	37,498,452	2,661,841	35,135,482	10,355,764	85,688,097	9,493,164

Six Months Ended June 30, 2008 and 2007
	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
			Capital		(Deficit)	Income	Equity	Interest
Beginning Balance - January 1, 2007	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	—	—	—	—	6,220,643		6,220,643	697,119

Other Comprehensive Income	—	—	—	—	—	1,527,830	1,527,830	169,759

Transfer to reserve	—	—	—	627,407	(627,407)	—	—	—

4,128 options issued	—	—	23,201	—	—	—	23,201	—
Ending Balance - June 30, 2007	18,275,126	36,550	37,467,252	1,424,523	23,581,999	2,630,299	65,140,623	7,203,435

Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152

Net Income	—	—	—	—	8,267,413		8,267,413	921,948

Other Comprehensive Income	—	—	—	—	—	4,923,575	4,923,575	547,064

Transfer to reserve	—	—	—	778,862	(778,862)	—	—	—

4,128 options issued	—	—	—	—	—	—	—	—
Ending Balance - June 30, 2008	18,279,254	36,558	37,498,452	2,661,841	35,135,482	10,355,764	85,688,097	9,493,164

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

NOTE B - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K and other reports filed with the SEC.

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

NOTE C - RECENTLY ISSUED FINANCIAL STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No.157-2, which deferred the effective date for certain portions of SFAS No.157 related to nonrecurring measurements of nonfinancial assets and liabilities. The provision of SFAS No.157 will be effective for the Company’s fiscal year 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No.115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on the Company's consolidated results of operations or financial position.

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

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components and packaging materials from the Ruili Group Co., Ltd., which is the minority shareholder of the Joint Venture, and which also has a common controlling party with the Company, the Zhang family.

The following related party transactions are reported for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PURCHASES FROM:
Ruili Group Co., Ltd.	$10,649,765	$7,300,184	$19,153,909	$12,678,779
Total	$10,649,765	$7,300,184	$19,153,909	$12,678,779

SALES TO:
Ruili Group Co., Ltd.	$1,004,231	$—	$1,822,149	$914,683
Total	$1,004,231	$—	$1,822,149	$914,683

The total purchases from Ruili Group during the three months ended June 30, 2008 consisted of $10.3 million of finished products for non-valve auto parts and $ 0.3 million of packaging materials. During the six months ended June 30, 2008, the breakdown was $16.3 million of finished products of non-valve auto parts, $2.2 million of components for non-valve auto parts and approximately $0.6 million of packaging materials

	June 30,	December 31,
	2008	2007
ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$3,453,244	$97,503
Total	$3,453,244	$97,503

OTHER CURRENT ASSETS
Ruili Group Co., Ltd.	$—	$1,761,007
Total	$—	$1,761,007

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at June 30, 2008 and December 31, 2007 were summarized as follows:

	June 30,	December 31,
	2008	2007
Beginning balance	$27,987	$8,769
Add: Increase to allowance	3,309	19,218
Less: Accounts written off
Ending balance	$31,296	$27,987

	June 30,	December 31,
	2008	2007
Accounts receivable	$38,894,279	$30,614,226
Less: allowance for doubtful accounts	(31,296)	(27,987)
Account receivable balance, net	$38,862,983	$30,586,239

NOTE F - INVENTORIES

On June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30,	December 31,
	2008	2007
Raw Material	$3,419,860	$2,354,637
Work in process	698,483	4,157,643
Finished Goods	9,412,928	1,708,093
Total Inventory	$13,531,271	$8,220,373

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Machinery	$20,150,149	$18,118,125
Molds	1,271,005	1,193,488
Office equipment	486,988	358,163
Vehicle	973,256	757,311
Building	7,946,761	7,462,096
Construction In Progress
Sub-Total	30,828,160	27,889,182

Less: Accumulated depreciation	(7,676,656)	(6,094,229)

Fixed Assets, net	$23,151,504	$21,794,953

Depreciation expense charged to operations was $1,164,736 and $707,617 for the six months ended June 30, 2008 and 2007, respectively.

NOTE H- LAND USE RIGHTS

	June 30,	December 31,
	2008	2007
Cost:	$14,874,021	$13,966,870
Less: Accumulated amortization:	246,531	77,165
Land use rights, net	$14,627,491	$13,889,705

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate in the Company’s name, from the Chinese government. The Company is in the process of applying to obtain the land use right certificate. Amortization expenses were $159,934 for the six months ended June 30, 2008.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $ 160,770, less accumulated amortization of $31,250 for net intangible assets of $ 129,520 as of June 30, 2008. Gross intangible assets were $76,150, less accumulated amortization of $25,116 for net intangible assets of $51,034 as of December 31, 2007. Amortization expenses were $ 2,465 and $2,775 for the six months ended June 30, 2008 and 2007 respectively. Future estimated amortization expense is as follows:

2008	2009	2010	2011	2012	Thereafter
$7,616	$15,231	$15,231	$15,231	$15,231	$60,979

NOTE J - PREPAYMENT

Prepayment consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Raw material suppliers	$2,643,620	$929,178
Equipment purchase	665,801	407,035
Total prepayment	$3,309,421	$1,336,212

NOTE K - BANK LOANS

Bank loans represented the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Secured	$1,990,622	$3,370,328
Less: Current portion	$(1,990,622)	$(3,370,328)
Non-current portion	$—	$—

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Accrued payroll	$971,493	$601,733
Other accrued expenses	2,263,477	1,258,205
Total accrued expenses	$3,234,970	$1,859,938

NOTE M - RESERVE

The reserve funds are comprised of the following:

	June 30,	December 31,
	2008	2007
Statutory surplus reserve fund	$2,661,841	$1,882,979
Total	$2,661,841	$1,882,979

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company's subsidiary, which are based on the subsidiary’s PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the subsidiary’s board of directors in accordance with PRC accounting standards and regulations.

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

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. Under the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Joint Venture has foreign currency available after meeting its operational needs, the Joint Venture may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

NOTE N - INCOME TAXES

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, taking effect on January 1, 2008, the Company is generally subject to a PRC income tax rate of 12.5%.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the six months ended June 30, 2008 is as follows:

Statutory tax rate	25.0%
Tax holidays and concessions	-12.5%

Effective tax rate	12.5%

No provision for deferred tax liabilities has been made, since the Joint Venture had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE O - LEASES

In December 2006, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for the Joint Venture’s management personnel and staff, respectively. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Future minimum rental payments for the years ending December 31 are as follows:

	2008	2009	2010	2011	2012	Thereafter
Buildings	$140,082	$280,163	$280,163	$280,163	$67,975	$—
Total	$140,082	$280,163	$280,163	$280,163	$67,975	$—

NOTE P - ADVERTISING COSTS

Advertising costs were $ 4,261 and $586 for the six months ended June 30, 2008 and 2007, respectively.

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,736,962 and $ 553,672 for the six months ended June 30, 2008 and 2007, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims were $ 1,060,353 and $585,888 for the six months ended June 30, 2008 and 2007, respectively. The movement of accrued warranty expenses for the six months ended June 30, 2008 was as follows:

Beginning balance at Jan 01, 2008	$863,428
Accrued during the six months ended June 30, 2008:	$1,060,353
Less: Actual Paid during the six months ended June 30, 2008:	$706,863
Ending balance at June 30, 2008	$1,216,918

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

The amortization of deferred stock-based compensation for these equity arrangements was $ 29,818 for the six months ended June 30, 2008. As of June 30, 2008, there was $ 39,753 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 0.7 years.

A summary of option activity under the Plan as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2008	60,000	$4.79	0.7 Years	$34,200

Exercisable at June 30, 2008	—	—	—	—

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

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount is charged to G&A during fiscal year 2007.

A summary of option activity under the Plan as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted	4,128	$7.25	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2008	4,128	$7.25	2 Years	$—

Exercisable at June 30, 2008	4,128	$7.25	2 Years	$—

(2) On January 5, 2006, the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. The Company’s agreements with Maxim Group LLC and Chardan Capital Markets, LLC have been terminated.

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

A summary of option activity with respect to the warrants as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	100,000	$6.25	4 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2008	100,000	$6.25	1.5 Years	$—

Exercisable at June 30, 2008	100,000	$6.25	1.5 Years	$—

NOTE T- COMMITMENTS AND CONTINGENCIES

Information regarding land use rights and lease commitments is provided in Notes H and O.

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

See Note N to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

(1)	Results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

SALES

	Three Months ended		Three Months ended
	30-Jun-08		30-Jun-07
	(U.S. dollars in millions)
Air brake valves & related components	$31.6	75%	$22.2	76%
Non-valve products	$10.5	25%	$7	24%
Total	$42.1	100%	$29.2	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $42,186,119 and $ 29,189,572 for the three months ended June 30, 2008 and 2007, respectively. Compared with the same period of 2007, net sales for the three months ended June 30, 2008 increased by $13.0 million or 44.5% to $ 42.2 million. The increase in sales was a result of the increased demand for commercial vehicle parts in China and continued expansion of our export sales.

A breakdown of net sales revenue for these markets for the second quarter of the 2008 and 2007 fiscal years, respectively, is set forth below:

	Three Months		Three Months
	ended		ended
	30-Jun-08%		30-Jun-07%
	(U.S. dollars in millions)
China OEM market	$17.5	42%	$12	41%
China Aftermarket	$10.5	25%	$6.3	22%
International market	$14.1	33%	$10.9	37%
Total	$42.1	100%	$29.2	100%

During the second quarter of 2008, the national transportation system in China was recovering from the impact caused by the significant snow storms occurred in the first two months of 2008. With the approaching of implementation of the China III emission standard beginning July 1, 2008, the consumption of trucks equipped with China II engines was significantly spurred before the policy was enforced, which in turn boosted the output and sales volume of vehicles made in China. As a result, our Chinese OEM sales achieved an approximately 45.8% year over year growth, increasing from $12.0 million in the second quarter of 2007 to $17.5 million.

However, we take a conservative view on whether the increased consumption of trucks will continue in the coming two quarters. We think that the additional costs required to achieve China III compliance will lead to higher vehicle prices, which will likely to discourage demand for various vehicles. Further, during 2008 Beijing Olympic Games period, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen will halt production due to the traffic control in the regions around Beijing. Consequently, our near-term OEM sales in the second half year might be cut back.

Due to our well established sales networks and our increased production capacity, the Company achieved total revenue of $10.5 million in the Chinese aftermarket sales for the three months ended June 30, 2008, an increase of $4.2 million, or 66.7% compared to the same period of last year.

Our export sales grew by $ 3.2 million or approximately 29.4% for the three months ended June 30, 2008, as compared to $10.9 million for the same period of 2007. This increase reflects the introduction of new products, the improvement in technological support, the expansion of the contract sales force and the implementation of a market plan focusing on the export market segment.

COST OF SALES

Cost of sales for the three months ended June 30, 2008 increased to $ 30,776,773 from $ 22,829,287 for the same period of 2007, a $ 7,947,486 or 34.8% increase, compared with total sales growth of 44.5% for the period.

GROSS PROFIT

From $6,360,285 for the second quarter of 2007 to $11,409,346 for the second quarter of 2008, our gross profit grew by 79.4%, exceeding our revenue growth rate. Therefore, gross margin increased 5.2% for the three months ended June 30, 2008, to 27.0% from 21.8 % for the same period of 2007.

The higher gross margin was the result of raising prices and cutting production costs. The Joint Venture continued to improve production methods in its manufacturing process. This has resulted in reducing the manufacturing cycle, reducing waste, and thereby reducing production cost. Also, favorable changes in product and market mix helped raise the average selling price of our products. For the Chinese OEM market, we have sold more system products as opposed to individual components. For the Chinese and the international aftermarkets, we have been able to pass part of our cost increases to the end users, largely due to an uptrend in the prices for truck parts from China. The successful expansion of our sales into the higher margin municipal bus market has also contributed to the gross margin improvement of the Joint Venture since the last quarter of 2007.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $2,771,803 for the three months ended June 30, 2008, as compared to $ 1,331,643 for the same period of 2007, an increase of $ 1,440,160 or 108.1%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. Selling and distribution expenses for the three months ended June 30, 2008 increased primarily due to these factors:

(1)
Increased transportation expense: During the second quarter of 2008, transportation costs increased by $601,609 as compared to $ 335,397 for the same period of 2007. The increase in transportation expense was mainly due to increased sales and the rise in the transportation cost resulted from the increased price of oil and the increased number of loads necessitated by the overloading control measures imposed by the Chinese government since the third quarter of 2007.

(2)
Increased packaging expense: Packaging costs were $737,920 for the three months ended June 30, 2008, an increase of $274,166 as compared with the same period of 2007, which was consistent with the revenue growth.

(3)
Increased product warranty expense. The Company recorded $612,994 of product warranty expenses for the three months ended June 30, 2008, as compared to $ 321,083 for the three months ended June 30, 2007, an increase of $291,911.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $ 2,718,217 for the three months ended June 30, 2008, as compared to $ 1,027,436 for the same period of 2007, an increase of $ 1,690,781 or 164.6 % mainly due to the following factors:

(1)
The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary, work insurance and welfare, travel expenses and other miscellaneous fees totaling an increase of $ 437,985 as compared to the same period of 2007.

(2)	R&D expense, which is included in general and administrative expenses, increased by $936,867, as compared to $330,797 of R&D expense for the same period of 2007, as discussed below.

(3)
During the three months ended June 30, 2007, the reversal of the bad debt provision resulted in a negative $ 234,154 for bad debt provision, which was included in the General and Administrative expenses. Even though the bad debt provision recognized during the three months ended June 30, 2008 was $ 10,450, such number combined with the negative $234,154 number results in an increase of $244,604 in General and Administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2008, research and development expense was $ 1,267,664, as compared to $ 330,797 for the same period of 2007, an increase of $ 936,867, as a result of the Company’s enhanced research and development activities on truck electronics.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $674,504 for the three months ended June 30, 2008, compared with that of $ 370,097 for the same period of 2007, an increase of $304,407. The increase in depreciation and amortization expense was primarily due to the purchase of plant and land use rights, and additional production equipment in the second half of 2007.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended June 30, 2008 increased by $269,052 to $383,320 from $ 114,268 for the same period of 2007, which was mainly attributed to a $106,725 increase in exchange loss resulted from the accelerated appreciation of Chinese currency against the U.S. dollar. Management is studying alternative methods for managing the risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $222,762 for the three months ended June 30, 2008, as compared to $ 351,932 for the three months ended June 30, 2007, a decrease of $129,170.The decrease was mainly due to a decrease in subsidy income from local governments for the three months ended June 30, 2008.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the Company is generally subject to a PRC income tax rate of 12.5%. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the second quarter ended June 30, 2007 and 2008, the Joint Venture received an income tax benefit of $991,133 and 384,342 for purchase of domestic equipment, respectively, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was $318,757 for the second quarter ended June 30, 2008 compared with negative $422,721 for the second quarter ended June 30, 2007, an increase of $ 741,478.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three-year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was both $14,909 for the three months ended June 30, 2008 and 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $527,929 and $ 461,930 for the quarters ended June 30, 2008 and 2007, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $1,365,797 for the three months ended June 30, 2008 compared with $ 1,588,354 of net cash provided in operating activities in the same period in 2007, a decrease of $222,557.

During the three months ended June 30, 2008, our higher sales revenue resulted in increased accounts receivable. At the same time, in accordance with the increase in sales orders, the Company maintained a higher level of inventory to meet the requirements of sales and production. Additionally, China’s metal market experienced and is still experiencing price increases, which has resulted in an increase in our level of prepayments for metal raw materials. These factors resulted in an increased use of cash of approximately $2.8 million for the three months ended June 30, 2008 as compared to the same period of 2007. The increased use of cash was partly offset by the higher levels of deposits received from customers and accrued expense.
As of June 30, 2008, the Company had cash and cash equivalents of $ 4,481,177, as compared to cash and cash equivalents of $4,340,211 as of December 31, 2007. The Company had working capital of $57,232,993 as of June 30, 2008, as compared to working capital of 44,715,988 as of December 31, 2007, reflecting current ratios of 4.18:1 and 4.32:1, respectively.

INVESTING - During the three months ended June 30, 2008, the Company expended net cash of $630,146 in investing activities, including $552,037 for acquisition of property and equipment to support the growth of the business. For the three months ended June 30, 2007, the Company utilized $3,271,641 in investing activities.

FINANCING - In the second quarter of 2007, the cash inflows mainly attributable to a $1,492,396 increase in proceeds from borrowing due to one new loan being secured for new equipment purchases. During the second quarter ended June 30, 2008, the Company received new borrowing at $1,967,686 and repaid $1,037,327of its outstanding debt.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. In addition, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 2.3 % appreciation of the RMB against the USD during the quarter ended on June 30, 2008, (i) we recorded an exchange loss of $243,431 from export sales for which the payments to us were in USD, meanwhile, (ii) we also recorded a foreign currency translation adjustment of $1,899,674 for the quarter, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contract with fixed exchange rate.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

(2)	Results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

SALES

	Six Months ended		Six Months ended
	30-Jun-08		30-Jun-07
	(U.S. dollars in millions)
Air brake valves & related components	$55.7	77%	$41.3	77%
Non-valve products	$17.1	23%	$12.3	23%
Total	$72.8	100%	$53.6	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $ 72,844,561 and $ 53,606,561 for the six months ended June 30, 2008 and 2007, respectively. Compared with the same period of 2007, Net sales for the six months ended June 30, 2008 increased by $19.2 million or 35.9% to $72.8 million. The increase in sales was a result of the increased demand for commercial vehicle parts in China and continued expansion of our export sales.

A breakdown of net sales revenue for these markets for the six months ended on June 30, 2008 and 2007, respectively, is set forth below:

	Six Months		Six Months
	ended		ended
	30-Jun-08%		30-Jun-07%
	(U.S. dollars in million)
China OEM market	$28.2	39%	$20.9	39%
China Aftermarket	$20.4	28%	$13.4	25%
International market	$24.2	33%	$19.3	36%
Total	$72.8	100%	$53.6	100%

Although during the first two months of 2008, transportation in China was heavily affected by significant snow storms in central and east China, our Chinese OEM sales achieved an approximately 34.9% year-over-year growth, increasing from $20.9 million in the first half year of 2007 to $28.2 million. With the approaching of implementation of the China III emission standard beginning July 1, 2008, the consumption of trucks equipped with China II engines was significantly spurred before the policy was enforced, which in turn boosted the output and sales volume of vehicles made in China.

However, we take a conservative view on whether the increased consumption of trucks will continue in the next two quarters. We think that the additional costs required to achieve China III compliance will lead to higher vehicle prices, which will likely to discourage demand for various vehicles. Further, during 2008 Beijing Olympic Games period, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen will halt production due to the traffic control in the regions around Beijing. Consequently, our near-term OEM sales in the second half year might be cutback.

Due to on our well established sales networks and our increased production capacity, the Company achieved total revenue of $20.4 million in Chinese aftermarket sales for the six months ended June 30, 2008, an increase of $7.0 million, or 52.2% as compared to the same period of last year.

Our export sales grew by $4.9 million or approximately 25.4% for the six months ended June 30, 2008, as compared to $19.3 million for the same period of 2007. This increase reflects the introduction of new products, the improvement in technological support, the expansion of the contract sales force and the implementation of a market plan focusing on the export market segment.

COST OF SALES

Cost of sales for the six months ended June 30, 2008 increased to $52,793,354 from $ 41,555,339 for the same period of 2007, a $11,238,015 or 27.0% increase, compared with total sales growth of 35.9% for the period.

GROSS PROFIT

From $ 12,051,222 for the six months of 2007 to $ 20,051,207 for the six months of 2008, our gross profit grew by 66.4%, exceeding our revenue growth rate. Therefore, gross margin increased 5.0% for the six months ended June 30, 2008, to 27.5% from 22.5 % for the same period of 2007.

The higher gross margin was the result of raising prices and cutting production costs. The Joint Venture continued to improve production methods in its manufacturing process. This has resulted in reducing the manufacturing cycle, reducing waste, and thereby reducing production cost. Also, favorable changes in product and market mix helped raise the average selling price of our products. For the Chinese OEM market, we have sold more system products as opposed to individual components. For the Chinese and the international aftermarkets, we have been able to pass part of our cost increases to the end users, largely due to an uptrend in the prices for truck parts from China. The successful expansion of our sales into the higher margin municipal bus market has also contributed to the gross margin improvement of the Joint Venture since the last quarter of 2007.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $ 4,611,078 for the six months ended June 30, 2008, as compared to $ 2,515,290 for the same period of 2007, an increase of $ 2,095,788 or 83.3%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. Selling and distribution expenses for the six months ended June 30, 2008 increased primarily due to these factors:

(1)
Increased transportation expense: During the six months of 2008, transportation costs increased by $865,519 as compared to $584,397 for the same period of 2007. The increase in transportation expense was mainly due to increased sales and the rise in the transportation cost resulted from the increased price of oil and the increased number of loads necessitated by the overloading control measures imposed by the Chinese government since the third quarter of 2007.

(2)
Increased packaging expense: Packaging costs were $1,311,023 for the six months ended June 30, 2008, an increase of $ 409,458 as compared with the same period of 2007, which was consistent with the revenue growth.

(3)
Increased product warranty expense. The Company recorded $1,060,353 of product warranty expenses for the six months ended June 30, 2008, as compared to $ 585,888 for the six months ended June 30, 2007, an increase of $474,465.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $ 4,694,418 for the six months ended June 30, 2008, as compared to $2,720,623 for the same period of 2007, an increase of $ 1,973,795 or 72.6% mainly due to the following factors:

(1)
The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary, work insurance and welfare, travel expenses and other miscellaneous fees totaling $2,506,665, an increase of $739,624 as compared to the same period of 2007.

(2)	R&D expense, which is included in general and administrative expenses, increased by $1,096,616, as compared to $ 553,672 of R&D expense for the same period of 2007, as discussed below.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2008, research and development expense was $1,736,962, as compared to $ 553,672 for the same period of 2007, an increase of $1,183,290, as a result of the Company’s enhanced research and development activities on truck electronics.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,329,059 for the six months ended June 30, 2008, compared with that of $710,394 for the same period of 2007, an increase of $618,665. The increase in depreciation and amortization expense was primarily due to the purchase of plant and land use rights, and additional production equipment in the second half of 2007.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the six months ended June 30, 2008 increased by $495,560 to $752,996 from $ 257,436 for the same period of 2007, which was mainly attributed to a $302,884 increase in exchange loss resulted from the accelerated appreciation of Chinese currency against the U.S. dollar. Management is studying alternative methods for managing the risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $333,840 for the six months ended June 30, 2008, as compared to $ 384,272 for the six months ended June 30, 2007, a decrease of $50,432. The decrease was mainly due to a decrease in subsidy income from local governments for the six months ended June 30, 2008.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the Company is generally subject to a PRC income tax rate of 12.5%. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the second quarter ended June 30, 2007 and 2008, the Joint Venture received an income tax benefit of $991,133 and 384,342 for purchase of domestic equipment, respectively, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was $882,231for the six months ended June 30, 2008 compared with negative $60,256 for the six months ended June 30, 2007, an increase of $942,487.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three-year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was both $ 29,818 for the six months ended June 30, 2008 and 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $921,948 and $ 697,119 for the six months ended June 30, 2008 and 2007, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $ 2,609,173 for the six months ended June 30, 2008 compared with $ 1,694,076 of net cash used in operating activities in the same period in 2007, an increase of $4,303,249. During the six months ended June 30, 2008, our higher sales revenue resulted in increased accounts receivable. At the same time, in accordance with the increase in sales orders, the Company maintained a higher level of inventory to meet the requirements of sales and production. Additionally, China’s metal market experienced and is still experiencing price increases, which has resulted in an increase in our level of prepayments for metal raw materials. These factors resulted in an increased use of cash of approximately $5.7 million for the six months ended June 30, 2008 as compared to the same period of 2007. The increased use of cash was offset by the higher levels of deposits received from customers, accrued expense, accounts payable and notes payable and other current assets and liability.

As of June 30, 2008, the Company had cash and cash equivalents of $ 4,481,177, as compared to cash and cash equivalents of $4,340,211as of December 31, 2007. The Company had working capital of $57,232,993 as of June 30, 2008, as compared to working capital of 44,715,988 as of December 31, 2007, reflecting current ratios of 4.18:1 and 4.32:1, respectively.

INVESTING - During the six months ended June 30, 2008, the Company expended net cash of $1,188,165 in investing activities, including $1,109,428 for acquisition of property and equipment to support the growth of the business. For the six months ended June 30, 2007, the Company utilized $ 5,355,276 in investing activities.

FINANCING - Net cash used by financing activities was $1,502,107 for the six months ended June 30, 2008 compared to $1,492,396 used in financing activities in the same period in 2007. During the six months ended June 30, 2007, the cash inflows were mainly attributable to a $1,492,396 increase in proceeds from borrowing due to one new loan being secured for new equipment purchases. During the six months ended June 30, 2008, the Joint Venture received aggregate bank loans in the amount of $1,967,686 under its credit facilities; the impact of these cash inflows was offset by repayments of $3,469,793 on its outstanding debt.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. In addition, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 6.1 % appreciation of the RMB against the USD during the six months ended on June 30, 2008, (i) we recorded an exchange loss of $583,978 from export sales for which the payments to us were in USD, meanwhile, (ii) we also recorded a foreign currency translation adjustment of $4,923,575 for the six-month period, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contract with fixed exchange rate.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

As of June 30, 2008, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information is not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1 (1)	Articles of Incorporation

3.2 (1)	Bylaws

4.1 (2)	Form of Underwriters’ Common Stock Purchase Warrants

4.2 (2)	Specimen Common Stock Certificate

31.1 (3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 (3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 (4)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on May 28, 2003.
(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-1, Commission File No. 333-137019, as filed with the Securities and Exchange Commission on August 31, 2006.
(3)	Filed herewith.
(4)
Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : August 13, 2008	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer