Form 10-Q
period 2008-09-30
SORL Auto Parts Inc
filed 2008-11-12
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

As of September 30, 2008 there were 18,279,254 shares of the Company’scommon stock, par value $0.002 per share, outstanding.

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

INDEX
		Page

PART I.	FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months and Nine months Ended September 30, 2008 and 2007	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine months Ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the Three months and Nine months Ended September 30, 2008 and 2007	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	27

PART II.	OTHER INFORMATION	27

Item 4.	Submission of Matters To a Vote of Security Holders	27

Item 6.	Exhibits	28

SIGNATURES		29

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2008(unaudited) and December 31, 2007

	September 30, 2008		December 31, 2007
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	5,950,987	US$	4,340,211
Accounts Receivable, Net of Provision		36,210,887		30,586,239
Notes Receivable		6,809,907		9,410,385
Inventory		20,831,986		8,220,373
Prepayments		2,730,862		1,336,212
Other Current Assets		3,614,446		4,275,294
Total Current Assets		76,149,075		58,168,714
Fixed Assets
Property, Plant and Equipment		32,545,735		27,889,182
Less: Accumulated Depreciation		(8,325,938)		(6,094,229)
Property, Plant and Equipment, Net		24,219,797		21,794,953

Land Use Rights, Net		14,632,351		13,889,705

Other Assets
Deferred Compensation Cost-Stock Options		24,844		69,571
Intangible Assets		161,733		76,150
Less: Accumulated Amortization		(35,274)		(25,116)
Intangible Assets, Net		126,459		51,034
Other Non-current Assets		-		-
Total Other Assets		151,303		120,605
Total Assets	US$	115,152,526	US$	93,973,977

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	5,093,924	US$	5,305,172
Deposit Received from Customers		5,538,253		2,079,946
Short Term Bank Loans		2,002,533		3,370,328
Income Tax Payable		491,587		373,769
Accrued Expenses		3,233,396		1,859,938
Other Current Liabilities		429,628		463,563
Total Current Liabilities		16,789,321		13,452,716
Minority Interest		9,812,875		8,024,152
Shareholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 Authorized,
18,279,254 - Issued and Outstanding as of
June 30, 2008 and December 31, 2007 respectively		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Reserves		2,897,555		1,882,979
Accumulated Other Comprehensive Income		10,876,022		5,432,189
Retained Earnings		37,241,743		27,646,931
		88,550,330		72,497,109
Total Liabilities and Shareholders' Equity	US$	115,152,526	US$	93,973,977

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income(unaudited)
For The Three Months and Nine Months Ended on September 30, 2008 and 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007

Sales	US$	32,967,579	29,703,227	105,812,140	83,309,788

Cost of Sales		24,550,613	23,064,724	77,343,967	64,620,063

Gross Profit		8,416,966	6,638,503	28,468,173	18,689,725

Expenses:
Selling and Distribution Expenses		2,261,143	1,928,763	6,872,221	4,444,053
General and Administrative Expenses		3,018,390	1,682,071	7,712,808	4,402,694
Financial Expenses		221,694	349,056	974,690	606,492

Total Expenses		5,501,227	3,959,890	15,559,719	9,453,239

Operating Income		2,915,739	2,678,613	12,908,454	9,236,486

Other Income		276,752	118,334	610,592	502,606
Non-Operating Expenses		(119,677)	(10,357)	(374,640)	(94,996)

Income (Loss) Before Provision for Income Taxes		3,072,814	2,786,590	13,144,406	9,644,096

Provision for Income Taxes		468,935	434,139	1,351,166	373,883

Net Income Before Minority Interest
& Other Comprehensive Income	US$	2,603,879	2,352,451	11,793,240	9,270,213

Minority Interest		261,904	239,867	1,183,852	936,986

Net Income Attributable to Shareholders		2,341,975	2,112,584	10,609,388	8,333,227

Foreign Currency Translation Adjustment		578,065	1,025,919	6,048,704	2,723,508

Minority Interest's Share		(57,807)	(102,592)	(604,871)	(272,351)

Comprehensive Income (Loss)		2,862,233	3,035,911	16,053,221	10,784,384

Weighted average common share – Basic		18,279,254	18,278,805	18,279,254	18,276,366

Weighted average common share – Diluted		18,283,011	18,312,574	18,287,094	18,323,125

EPS - Basic		0.13	0.12	0.58	0.46

EPS – Diluted		0.13	0.12	0.58	0.45

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows(unaudited)
For The Three Months and Nine Months Ended on September 30, 2008 and 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007

Cash Flows from Operating Activities
Net Income	US$	2,341,975	2,112,584	10,609,388	8,333,227
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		261,904	239,867	1,183,852	936,986
Bad Debt Expense		666,231	(163,553)	687,513	23,623
Depreciation and Amortization		695,872	447,548	2,024,931	1,157,942
Stock-Based Compensation Expense		14,909	46,117	44,727	99,136
Loss on disposal of Fixed Assets		23,176	(1,870)	25,695	(762)
Changes in Assets and Liabilities:
Account Receivables		2,220,955	1,198,001	(3,871,416)	(3,436,960)
Notes Receivables		6,053,775	3,449,736	3,322,456	(2,165,666)
Other Currents Assets		(1,347,718)	(238,235)	833,926	(1,150,292)
Inventory		(7,198,208)	(1,339,563)	(11,840,607)	(4,034,078)
Prepayments		596,577	45,087	(1,232,259)	3,377,736
Accounts Payable and Notes Payable		(2,958,382)	(252,806)	(681,802)	738,224
Income Tax Payable		(240,729)	774,165	117,818	358,547
Deposits Received from Customers		1,953,771	56,601	3,265,122	338,953
Other Current Liabilities and Accrued Expenses		(85,437)	(459,064)	1,118,500	(356,077)

Net Cash Flows from Operating Activities		2,998,671	5,914,615	5,607,844	4,220,539

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(1,559,786)	(5,521,198)	(2,669,214)	(10,856,559)
Acquisition of Land Use Rights		-	(7,377,271)	-	(7,377,271)
Investment in Intangible Assets		-	(5,818)	(78,737)	(25,733)

Net Cash Flows from Investing Activities		(1,559,786)	(12,904,287)	(2,747,951)	(18,259,563)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		-	3,159,176	(1,502,107)	4,652,112

Net Cash flows from Financing Activities		-	3,159,176	(1,502,107)	4,652,112

Effects on changes in foreign exchange rate		30,925	51,979	252,990	222,236

Net Change in Cash and Cash Equivalents		1,469,810	(3,778,517)	1,610,776	(9,164,676)

Cash and Cash Equivalents- Beginning of the year		4,481,177	5,751,342	4,340,211	11,137,501

Cash and cash Equivalents - End of the year	US$	5,950,987	1,972,825	5,950,987	1,972,825

Supplemental Cash Flow Disclosures:
Interest Paid		33,564	105,363	136,689	118,277
Tax Paid		512,562	331,779	2,901,083	1,185,215

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended September 30, 2008 and 2007
	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
			Capital		(Deficit)	Income	Equity	Interest
Beginning Balance - July 1, 2007	18,275,126	36,550	37,467,252	1,424,523	23,581,999	2,630,299	65,140,623	7,203,435

Net Income	-	-	-	-	2,112,584	-	2,112,584	239,867

Other Comprehensive Income	-	-	-	-	-	923,327	923,327	102,592

Transfer to reserve	-	-	-	215,880	(215,880)	-	-	-

Common Stock issued to previous employees	4,128.00	8.00	31,200		-	-	31,208	-

Ending Balance - September 30, 2007	18,279,254	36,558	37,498,452	1,640,403	25,478,703	3,553,626	68,207,742	7,545,894

Beginning Balance - July 1, 2008	18,279,254	36,558	37,498,452	2,661,841	35,135,482	10,355,764	85,688,097	9,493,164

Net Income	-	-	-	-	2,341,975	-	2,341,975	261,904

Other Comprehensive Income	-	-	-	-	-	520,258	520,258	57,807

Transfer to reserve	-	-	-	235,714	(235,714)	-	-	-

Ending Balance - September 30, 2008	18,279,254	36,558	37,498,452	2,897,555	37,241,743	10,876,022	88,550,330	9,812,875

Nine Months Ended September 30, 2008 and 2007

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Minority
			Capital		(Deficit)	Income	Equity	Interest
Beginning Balance - January 1, 2007	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	-	-	-	-	8,333,227	-	8,333,227	936,986

Other Comprehensive Income	-	-	-	-	-	2,451,157	2,451,157	272,351

Transfer to reserve	-	-	-	843,287	(843,287)	-	-	-

4,128 options issued	-	-	23,201	-	-	-	23,201	-

Common Stock issued to previous employees	4,128.00	8.00	31,200	-	-	-	31,208

Ending Balance - September 30, 2007	18,279,254	36,558	37,498,452	1,640,403	25,478,703	3,553,626	68,207,742	7,545,894

Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152

Net Income	-	-	-	-	10,609,388	-	10,609,388	1,183,852

Other Comprehensive Income	-	-	-	-	-	5,443,833	5,443,833	604,871

Transfer to reserve	-	-	-	1,014,576	(1,014,576)	-	-	-

Ending Balance - September 30, 2008	18,279,254	36,558	37,498,452	2,897,555	37,241,743	10,876,022	88,550,330	9,812,875

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

NOTE C - RECENTLY ISSUED FINANCIAL STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No.157-2, which deferred the effective date for certain portions of SFAS No.157 related to nonrecurring measurements of nonfinancial assets and liabilities. The provision of SFAS No.157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the impact of SFAS No.157 on its consolidated financial statements but does not expect it to have a material effect.In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No.115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive components and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of the Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions are reported for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PURCHASES PRODUCT AND PACKAGING MATERIAL FROM:
Ruili Group Co., Ltd.	$9,295,010	$7,577,793	$28,448,919	$20,256,572

Total	$9,295,010	$7,577,793	$28,448,919	$20,256,572

PURCHASES PLANT AND LAND USE RIGHTS FROM :
Ruili Group Co., Ltd.	$—	$20,237,525	$—	$20,237,525
	$—	$20,237,525	$—	$20,237,525

SALES TO:
Ruili Group Co., Ltd.	$540,304	$—	$2,362,453	$914,683

Total	$540,304	$—	$2,362,453	$914,683

1. The total purchases from Ruili Group during the three months ended September 30, 2008 consisted of approximately $8.0 million finished products of non-valve auto parts, $1.0 million of components for valve auto parts and approximately $0.3 million of packaging materials. During the nine months ended September 30, 2008, the breakdown was $24.3 million of finished products of non-valve auto parts, $3.2 million of components for valve auto parts and approximately $0.9 million of packaging materials.
2. On September 28, 2007, the Company purchased land rights, a manufacturing plant, and an office building from Ruili Group for an aggregate purchase price of approximately 152 million Renminbi (“RMB”) (approximately $20.2 million translated with an exchange rate of 7.5108 RMB to $1.00 at September 28, 2007). DTZ Debenham Tie Leung Ltd., an internationally recognized appraiser, appraised the total asset value at RMB154 million (approximately $20.5 million based on with an exchange rate of 7.5108 RMB to $1.00 at September 28, 2007).   The purchase price was paid by the Company by transferring to Ruili Group the Company’s $9 million investment in an existing project that includes a construction-in-progress and prepayment of land use rights. The remaining balance of $11 million was paid by the cash generated from operations and a bank credit line.

	September 30,	December 31,
	2008	2007
ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$—	$97,503
Total	$—	$97,503

Prepayment
Ruili Group Co., Ltd.	$905,913	$—
Total	$905,913	$—

OTHER CURRENT ASSETS
Ruili Group Co., Ltd.	$—	$1,761,007
Total	$—	$1,761,007

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at September 30, 2008 and December 31, 2007 were summarized as follows:

	September 30,	December 31,
	2008	2007
Beginning balance	$31,296	$8,769
Add: Increase to allowance	657,235	19,218
Less: Accounts written off
Ending balance	$688,531	$27,987

	September 30,	December 31,
	2008	2007
Accounts receivable	$36,899,418	$30,614,226
Less: allowance for doubtful accounts	(688,531)	(27,987)
Account receivable balance, net	$36,210,887	$30,586,239

NOTE F - INVENTORIES

On September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Raw Material	$4,282,310	$2,354,637
Work in process	3,987,574	4,157,643
Finished Goods	12,562,102	1,708,093
Total Inventory	$20,831,986	$8,220,373

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Machinery	$21,736,946	$18,118,125
Molds	1,278,611	1,193,488
Office equipment	561,119	358,163
Vehicle	974,746	757,311
Building	7,994,313	7,462,096
Construction In Progress
Sub-Total	32,545,734	27,889,182

Less: Accumulated depreciation	(8,325,938)	(6,094,229)

Fixed Assets, net	$24,219,797	$21,794,953

Depreciation expense charged to operations was $1,774,361 and $1,153,615 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE H- LAND USE RIGHTS

	September 30,	December 31,
	2008	2007
Cost:	$14,963,026	$13,966,870
Less: Accumulated amortization:	330,675	77,165
Land use rights, net	$14,632,351	$13,889,705

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate in the Company’s name, from the Chinese government. The Company is in the process of applying to obtain the land use right certificate. Amortization expenses were $242,356 for the nine months ended September 30, 2008.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $161,733, less accumulated amortization of $35,274 for net intangible assets of $126,459 as of September 30, 2008. Gross intangible assets were $76,150, less accumulated amortization of $25,116 for net intangible assets of $51,034 as of December 31, 2007. Amortization expenses were $8,215 and $4,325 for the nine months ended September 30, 2008 and 2007 respectively. Future estimated amortization expense is as follows:

2008	2009	2010	2011	2012	Thereafter
$ 3,791	$15,231	$15,231	$15,231	$15,231	$64,715

NOTE J - PREPAYMENT

Prepayment consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Raw material suppliers	$2,050,367	$929,178
Equipment purchase	680,495	407,035
Total prepayment	$2,730,862	$1,336,212

NOTE K - BANK LOANS

Bank loans represented the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Secured	$2,002,533	$3,370,328
Less: Current portion	$(2,002,533)	$(3,370,328)
Non-current portion	$—	$—

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Accrued payroll	$958,938	$601,733
Other accrued expenses	2,274,458	1,258,205
Total accrued expenses	$3,233,396	$1,859,938

NOTE M – RESERVE

The reserve funds are comprised of the following:

	September 30,	December 31,
	2008	2007
Statutory surplus reserve fund	$2,897,555	$1,882,979
Total	$2,897,555	$1,882,979

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the nine months ended September 30, 2008 is as follows:

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

Future minimum rental payments for the years ending December 31 are as follows:

	2008	2009	2010	2011	2012	Thereafter
Buildings	$69,832	$280,163	$280,163	$280,163	$67,975	$—
Total	$69,832	$280,163	$280,163	$280,163	$67,975	$—

NOTE P - ADVERTISING COSTS

Advertising costs were $4,261 and $107,023 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $2,458,859 and $ 953,174 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims were $1,539, 396 and $912,623 for the nine months ended September 30, 2008 and 2007, respectively. The movement of accrued warranty expenses for the nine months ended September 30, 2008 was as follows:

Beginning balance at Jan 01, 2008	$863,428
Accrued during the nine months ended September 30, 2008:	$1,539, 396
Less: Actual Paid during the nine months ended September 30, 2008:	$1,172,880
Ending balance at September 30, 2008	$1,229,944

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

Dividend Yield	0.00%
Expected Volatility	75.75%
Risk-Free Interest Rate	4.59%
Contractual Term	3 years
Stock Price at Date of Grant	$4.79
Exercise Price	$4.79

The amortization of deferred stock-based compensation for these equity arrangements was $ 44,727 for the nine months ended September 30, 2008. As of September 30, 2008, there was $24,844 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 0.4 years.

A summary of option activity under the Plan as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2008	60,000	$4.79	0.4 Years	$—

Exercisable at September 30, 2008	—	—	—	—

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

Dividend Yield	0.00%
Expected Volatility	66.70%
Risk-Free Interest Rate	5.14%
Contractual Term	3 years
Stock Price at Date of Grant	$7.09
Exercise Price	$7.25

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount is charged to general and administrative expenses during fiscal year 2007.

A summary of option activity under the Plan as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted	4,128	$7.25	3 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2008	4,128	$7.25	1.8 Years	$—

Exercisable at September 30, 2008	4,128	$7.25	1.8 Years	$—

(3) On January 5, 2006, the Company issued 100,000 warrants which can purchase 100,000 shares of common stock for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. The Company’s agreements with Maxim Group LLC and Chardan Capital Markets, LLC have been terminated.

Number of Shares	% of Shares Issued	Initial Vesting Date

100,000	100%	January 5, 2006

The Company accounts for these warrants in accordance with SFAS No. 123R, “Share-Based Payment.” The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	77.62%
Risk-Free Interest Rate	4.36%
Contractual Term	4 years
Stock Price at Date of Grant	$4.70
Exercise Price	$6.25

Total deferred stock-based compensation expenses related to the 100,000 warrants which can purchase 100,000 shares of common stock granted amounted to $299,052. This amount is amortized over one year in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $299,052 for the fiscal year ended December 31, 2006.

A summary of option activity with respect to the warrants as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	100,000	$6.25	4 Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2008	100,000	$6.25	1.3 Years	$—

Exercisable at September 30, 2008	100,000	$6.25	1.3 Years	$—

NOTE T- COMMITMENTS AND CONTINGENCIES

Information regarding land use rights and lease commitments is provided in Notes H and O.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

OVERVIEW

The Company manufactures and distributes automotive air brake valves and related components in China and internationally for use primarily in vehicles weighing over three tons, such as trucks and buses. There are forty categories of valves with over one thousand different specifications. Management believes that it is the largest manufacturer of automotive brake valves in China.

OUTLOOK

Looking to the future, management recognizes that the current condition of the global economy may present us with significant challenges to our financial condition and results of operations. The credit crisis that started in the US has spread throughout the global economy and now appears to be having an impact on the real economy. The US seems likely to experience negative economic growth over the coming year, and vehicle sales in the US have fallen off dramatically. We are seeing indications that similar trends will be felt throughout the global economy, including the automobile market of China. In September 2008, China recorded its lowest level of GDP growth in two years. We have made and are continuing to make adjustments to our business in response to the developing financial crisis. We are seeking to continue to develop the high potential market of buses and agricultural vehicles, to enhance productivity with regard to development and production of patented products and to expand our sales of systems, which have better margins than components. Meanwhile, we are also working to strengthen sales management and customer relations to help reduce risk. We will seek to consolidate our relationships with our best customers, stop selling to customers that pose significant credit risk, and develop new customers cautiously. We believe that a closer focus on risk management, cost control and improved internal management efficiency offers SORL its best opportunity to weather the anticipated market conditions and preserve profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007. There have been no material changes to the critical accounting policies and estimates since December 31, 2007.

See Note N to the attached Condensed Unaudited Consolidated Financial Statements for information regarding changes in taxation by the government of China.

Results of Operations

(1) Results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

SALES

	Three Months ended		Three Months ended
	30-Sep-08		30-Sep-07
	(U.S. dollars in millions)
Air brake valves & related components	$24.5	74%	$22.4	75%
Non-valve products	$8.5	26%	$7.3	25%
Total	$33.0	100%	$29.7	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $32,967,579 and $ 29,703,227 for the three months ended September 30, 2008 and 2007, respectively. Compared with the same period of 2007, net sales for the three months ended September 30, 2008 increased by $3.3 million, or 11.0%, to $ 33.0 million. Although the impact of the U.S. financial crisis and weakening macroeconomic enlarged, the Company took efforts to reduce the impact and to maintain the increase of its sales. The increase in sales was a result of the increased demand for commercial vehicle parts in China and continued expansion of our export sales.

A breakdown of net sales revenue for these markets for the third quarter of the 2008 and 2007 fiscal years, respectively, is set forth below:

	Three Months		Three Months
	ended		ended
	30-Sep-08%		30-Sep-07%
	(U.S. dollars in millions)
China OEM market	$10.4	32%	$9.2	31%
China Aftermarket	$8.4	26%	$7.7	26%
International market	$14.1	42%	$12.8	43%

Total	$33.0	100%	$29.7	100%

National transportation in China was heavily affected by significant snow storms in central and east China in the first two months of 2008, our OEM customers’ demands were sharply decreased in the first quarter. During the second quarter, the national transportation system in China was recovering from the impact caused by the significant snow storms. With the approaching of implementation of the China III emission standard beginning July 1, 2008, the consumption of trucks equipped with China II engines was significantly spurred before the policy was enforced, which in turn boosted the output and sales volume of vehicles made in China. As a result, our Chinese OEM sales achieved a strong growth in the second quarter of 2008.

Further, the additional costs required to achieve China III compliance will lead to higher vehicle prices, which will likely discourage demand for various vehicles. During the 2008 Beijing Olympic Games, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen halted production due to the traffic control in the regions around Beijing. Consequently, our OEM sales in the third quarter of 2008 were sharply decreased compared to the second quarter of 2008. However, our Chinese OEM sales achieved 13.0% growth, increasing from $9.2 million in the third quarter of 2007 to $10.4 million in the third quarter of 2008.

Due to our established sales networks and our increased production capacity, the Company achieved total revenue of $8.4 million in the Chinese aftermarket sales for the three months ended September 30, 2008, an increase of $0.7 million, or 9.1% compared to the same period of last year.

Our export sales grew by $ 1.3 million, or approximately 10.2%, to $14.1 million for the three months ended September 30, 2008, as compared to $12.8 million for the same period of 2007. This increase reflects the introduction of new products, the improvement in technological support, the expansion of the contract sales force and the attendance at more international trade shows.

COST OF SALES

Cost of sales for the three months ended September 30, 2008 increased to $ 24,550,613 from $ 23,064,724 for the same period of 2007, which was a $ 1,485,889, or 6.4% increase. The Company experienced total sales growth of 11.0% for the period.

GROSS PROFIT

Our gross profit grew by 26.8%, exceeding our revenue growth rate, from $6,638,503 for the third quarter of 2007 to $8,416,966 for the third quarter of 2008. Therefore, gross margin increased 3.2% for the three months ended September 30, 2008 to 25.5% from 22.3 % for the same period of 2007.

The higher gross margin was the result of raising prices and cutting production costs. The Joint Venture continued to improve production methods in its manufacturing process, which has resulted in reducing the manufacturing cycle, reducing waste, and thereby reducing production cost. Also, favorable changes in product and market mix helped raise the average selling price of our products. For the Chinese OEM market, we have sold more system products as opposed to individual components. For the Chinese and the international aftermarkets, we have been able to pass part of our cost increases to the end users, largely due to an uptrend in the prices for truck parts from China. The successful expansion of our sales into the higher margin municipal bus market has also contributed to the gross margin improvement of the Joint Venture since the last quarter of 2007.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $2,261,143 for the three months ended September 30, 2008, as compared to $ 1,928,763 for the same period of 2007, which was an increase of $ 332,380 or 17.2%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. Selling and distribution expenses for the three months ended September 30, 2008 increased primarily due to the following factors:

(1)
Increased transportation expense for domestic and export sales: During the third quarter of 2008, transportation costs increased by $132,201 as compared to $552,453 for the same period of 2007. The increase in transportation expense was mainly due to increased sales and the rise in the transportation cost resulted from the increased price of oil and the strict restrictions on overloading implemented by the Chinese government since the third quarter of 2007.

(2)
Increased packaging expense: Packaging costs were $658,168 for the three months ended September 30, 2008, which was an increase of $173,629 as compared with the same period of 2007 and was consistent with the revenue growth. The increase in packaging expense was mainly due to the increased sales, the increased price of packing materials and the higher standard for packaging materials with the increased international sales in the third quarter of 2008.

(3)
Increased product warranty expense: The Company recorded $479,042 of product warranty expenses for the three months ended September 30, 2008, as compared to $ 326,735 for the three months ended September 30, 2007, which was an increase of $152,307. The increase was mainly due to increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $ 3,018,390 for the three months ended September 30, 2008, as compared to $ 1,682,071 for the same period of 2007, which was an increase of $ 1,336,319, or 79.4%, mainly due to the following factors:

(1) The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary, work insurance and welfare, travel expenses and other miscellaneous fees totaling an increase of $ 182,662 as compared to the same period of 2007.
(2) Research and development (“R&D”) expense, which is included in general and administrative expenses, increased by $340,395, as compared to $381,502 of R&D expense for the same period of 2007, as discussed below.
(3) Because of the impact of the U.S. financial crisis and weakening international macroeconomic, the Company extended the payment term accordingly for accounts receivable for our international distributors. As a result, the Company recorded more allowance for doubtful accounts.
During the three months ended September 30, 2008, the bad debt provision was $666,231, as compared to negative $163,553 for the same period of 2007.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development and third-party development costs. For the three months ended September 30, 2008, research and development expense was $ 721,897, as compared to $ 381,502 for the same period of 2007, for an increase of $ 340,395. The increase in R&D expenses was a result of the Company’s enhanced research and development activities on truck electronics.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $695,872 for the three months ended September 30, 2008, compared with that of $ 447,548 for the same period of 2007, an increase of $ 248,324. The increase in depreciation and amortization expense was primarily due to the purchase of plant and land use rights, and additional production equipment in the second half of 2007.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended September 30, 2008 decreased by $127,362 to $221,694 from $ 349,056 for the same period of 2007, which was mainly attributed to the lower outstanding average debt balance during current period and accelerated appreciation of Chinese currency against the U.S. dollar. Management is studying alternative methods for managing the risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income increased $158,418 to $276,752 for the three months ended September 30, 2008, as compared to $ 118,334 for the three months ended September 30, 2007. The increase was mainly due to $ 183,149 of subsidy income from local governments for the three months ended September 30, 2008. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the Company is generally subject to a PRC income tax rate of 12.5%. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. Income tax expense of $468,935 and $434,139 was recorded for the third quarter ended September 30, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three-year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was both $14,909 for the three months ended September 30, 2008 and 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $261,904 and $ 239,867 for the quarters ended September 30, 2008 and 2007, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $2, 998,671 for the three months ended September 30, 2008 compared with $ 5,914,615 of net cash provided in operating activities in the same period in 2007, which was a decrease of $2,915,944.

The decrease was mainly due to the increased cash outflow of operation activities, which was associated with inventory and accounts payable.
First, in accordance with the increase in sales orders during the three months ended September 30, 2008, the Company maintained a higher level inventory to meet the demands of sales and production. Additionally, the Company established more distribution warehouses close to major OEM customers and maintained some stock in those warehouses to ensure timely deliveries at the request of major OEM customers. Second, the decreased accounts payable led to an increased cash outflow of about $2.7 million, mainly due to more payments in the third quarter of 2008and these payments were on normal credit terms.

As of September 30, 2008, the Company had cash and cash equivalents of $ 5, 950,987 as compared to cash and cash equivalents of $4,340,211 as of December 31, 2007. The Company had working capital of $ 59,359,754 as of September 30, 2008, as compared to working capital of 44,715,988 as of December 31, 2007, reflecting current ratios of 4.54:1 and 4.32:1, respectively.

INVESTING - During the three months ended September 30, 2008, the Company expended net cash of $1,599,786 in investing activities for acquisition of property and equipment to support the growth of the business. For the three months ended September 30, 2007, the Company utilized $12,904,287 in investing activities, mainly for acquisition of a plant, land use rights and new equipments to support the growth of the business.

FINANCING - In the third quarter of 2007, the cash inflows were mainly attributable to a $3,159,176 increase in proceeds from borrowing due to one new secured loan for new equipment purchases and working capital.

The Company’s management has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. In addition, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

CURRENCY RISK AND FINANCIAL INSTRUMENTS - Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In recent years, the RMB has been appreciating against the U.S. dollar.

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 2.3 % appreciation of the RMB against the USD during the quarter ended on September 30, 2008, (i) we recorded an exchange loss of $109,578 from export sales for which the payments to us were in USD, meanwhile, (ii) we also recorded a foreign currency translation adjustment of $578,065 for the quarter, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is taking steps such as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

(2) Results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

SALES

	Nine months ended		Nine months ended
	30-Sep-08		30-Sep-07
	(U.S. dollars in millions)
Air brake valves & related components	$80.2	76%	$63.7	76%
Non-valve products	$25.6	24%	$19.6	24%
Total	$105.8	100%	$83.3	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $ 105,812,140 and $ 83,309,788 for the nine months ended September 30, 2008 and 2007, respectively. Compared with the same period of 2007, net sales for the nine months ended September 30, 2008 increased by $22.5 million, or 27.0%, to $105.8 million. Although the impact of the U.S. financial crisis and weakening macroeconomic enlarged, the Company took efforts to reduce the impact and to maintain the increase of its sales. The increase in sales was a result of the increased demand for commercial vehicle parts in China and continued expansion of our export sales.

A breakdown of net sales revenue for these markets for the nine months ended on September 30, 2008 and 2007, respectively, is set forth below:
	Nine months		Nine months
	ended		Ended
	30-Sep-08%		30-Sep-07%
	(U.S. dollars in million)
China OEM market	$38.6	36%	$30.1	36%
China Aftermarket	$28.8	28%	$21.1	25%
International market	$38.3	36%	$32.1	39%

Total	$105.8	100%	$83.3	100%

National transportation in China was heavily affected by significant snow storms in central and east China in the first two months of 2008, our OEM customers’ demands were sharply decreased in the first quarter. During the second quarter, the national transportation system in China was recovering from the impact caused by the significant snow storms. With the approaching of implementation of the China III emission standard beginning July 1, 2008, the consumption of trucks equipped with China II engines was significantly spurred before the policy was enforced, which in turn boosted the output and sales volume of vehicles made in China. As a result, our Chinese OEM sales achieved a strong growth in the second quarter of 2008.

Further, the additional costs required to achieve China III compliance will lead to higher vehicle prices, which will likely discourage demand for various vehicles. During the 2008 Beijing Olympic Games, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen halted production due to the traffic control in the regions around Beijing. Consequently, our OEM sales in the third quarter of 2008 were sharply decreased compared to the second quarter of 2008. However our Chinese OEM sales achieved 28.0% growth, increasing from $30.1 million in the third quarter of 2007 to $38.6 million in the third quarter of 2008.

Due to our established sales networks and our increased production capacity, the Company achieved total revenue of $28.8 million in Chinese aftermarket sales for the nine months ended September 30, 2008, an increase of $7.7 million, or 36.5% as compared to the same period of last year.

Our export sales grew by $6.24 million, or approximately 19.4% to $38.3 million for the nine months ended September 30, 2008, as compared to $32.1 million for the same period of 2007. This increase reflects the introduction of new products, the improvement in technological support, the expansion of the contract sales force and attendance at more international trade shows..

COST OF SALES

Cost of sales for the nine months ended September 30, 2008 increased to $77,343,967 from $ 64,620,063 for the same period of 2007, which was a $12,723,904, or 19.7% increase. The Company experienced total sales growth of 35.9% for the period.

GROSS PROFIT

Our gross profit grew by 52.3%, exceeding our revenue growth rate, from $18,689,725 for the nine months of 2007 to $ 28,468,173 for the nine months of 2008. Therefore, gross margin increased 4.5% for the nine months ended September 30, 2008 to 26.9% from 22.4 % for the same period of 2007.

The higher gross margin was the result of raising prices and cutting production costs. The Joint Venture continued to improve production methods in its manufacturing process which has resulted in reducing the manufacturing cycle, reducing waste, and thereby reducing production cost. Also, favorable changes in product and market mix helped raise the average selling price of our products. For the Chinese OEM market, we have sold more system products as opposed to individual components. For the Chinese and the international aftermarkets, we have been able to pass part of our cost increases to the end users, largely due to an uptrend in the prices for truck parts from China. The successful expansion of our sales into the higher margin municipal bus market has also contributed to the gross margin improvement of the Joint Venture since the last quarter of 2007.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $ 6,872,221 for the nine months ended September 30, 2008, as compared to $ 4,444,053 for the same period of 2007, which was an increase of $ 2,428,168 or 54.6%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. Selling and distribution expenses for the nine months ended September 30, 2008 increased primarily due to the following factors:

(1)
Increased transportation expense for domestic and export sales: During the nine months of 2008, transportation costs increased by $ 997,719 as compared to $1,136,850 for the same period of 2007. The increase in transportation expense was mainly due to increased sales and the rise in the transportation cost resulted from the increased price of oil and the strict restriction on overloading implemented by the Chinese government since the third quarter of 2007.

(2)
Increased packaging expense: Packaging costs were $1,969,191 for the nine months ended September 30, 2008, which was an increase of $ 583,088 as compared with the same period of 2007 and was consistent with the revenue growth. The increase in packaging expense was mainly due to the increased sales, the increased price of packing materials and the higher standard for packaging materials with the increased international sales in the third quarter of 2008.

(3)
Increased product warranty expense: The Company recorded $1,539,396 of product warranty expenses for the nine months ended September 30, 2008, as compared to $ 912,623 for the nine months ended September 30, 2007, an increase of $626,773. The increase was mainly due to increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $ 7,712,808 for the nine months ended September 30, 2008, as compared to $4,402,694 for the same period of 2007, which was an increase of $ 3,310,114 or 75.2% mainly due to the following factors:

(1) The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary, work insurance and welfare, travel expenses and other miscellaneous fees totaling an increase of $922,286 as compared to the same period of 2007.
(2) Research and development (“R&D”) expense, which is included in general and administrative expenses, increased by $1,523,685, as compared to $935,174 of R&D expense for the same period of 2007, as discussed below.
(3) With the impact of the U.S. financial crisis and weakening international macroeconomic, the Company extended the payment term accordingly for accounts receivable for our international distributors. As a result, the Company recorded more allowance for doubtful accounts. During the nine months ended September 30, 2008, the bad debt provision was $ 687,513, as compared to $ 23,623 for the same period of 2007.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development and third-party development costs. For the nine months ended September 30, 2008, research and development expense was $2,458,859, as compared to $ 935,174 for the same period of 2007, for increase of $1,523,685. The increase in R&D expenses was a result of the Company’s enhanced research and development activities on truck electronics.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $2,024,931 for the nine months ended September 30, 2008, compared with that of $1,157,942 for the same period of 2007, which was an increase of $ 866,989. The increase in depreciation and amortization expense was primarily due to the purchase of plant and land use rights, and additional production equipment in the second half of 2007.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the nine months ended September 30, 2008 increased by $368,198 to $974,690 from $ 606,492 for the same period of 2007.The increased interest expense was mainly attributed to the higher outstanding average debt balance during current period, which was largely offset by exchange loss owing to accelerating appreciation of Chinese currency against the U.S. dollar. Management is studying alternative methods for managing the risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $610,592 for the nine months ended September 30, 2008, as compared to $ 502,606 for the nine months ended September 30, 2007, which was an increase of $107,986. The increase was mainly due to the sales of raw material scraps.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate for the three years ended December 31, 2006, 2007, and 2008. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the Company is generally subject to a PRC income tax rate of 12.5%. In accordance with China's relevant regulations of income taxes, the Joint Venture has a benefit of a refund of 40% of domestic equipment purchases from increased income taxes for the purchasing year over those of the previous year. During the nine months ended September 30, 2007 and 2008, the Joint Venture received an income tax benefit of $991,133 and 384,342 for purchase of domestic equipment, respectively, which has been reflected as a reduction to current income tax expense. As a result, income tax expense was $1,351,166 for the nine months ended September 30, 2008 compared with $373,883 for the nine months ended September 30, 2007, an increase of $977,283.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three-year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was both $ 44,727 for the nine months ended September 30, 2008 and 2007.

Although the Company anticipates future issuances of stock awards to have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the Joint Venture. Minority interest in income amounted to $1,183,852 and $ 936,986 for the nine months ended September 30, 2008 and 2007, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $5,607,844 for the nine months ended September 30, 2008 compared with $ 4,220,539 of net cash provided in operating activities in the same period in 2007, for an increase of $ 1,387,305.

During the nine months ended September 30, 2008, the main cash inflow was from notes receivables, deposits received from customers and other current assets and liability. Cash inflow was largely offset by the following factors:

First, in accordance with the increase in sales orders during the nine months ended September 30, 2008, the Company maintained a higher level inventory to meet the demands of sales and production. Additionally, the Company established more distribution warehouses close to major OEM customers and maintained some stock in those warehouses to ensure timely deliveries at the request of major OEM customers. As a result, cash outflow increased by about $ 7.8 million owing to increased inventory. Second, China’s metal market is still experiencing price increases and more vendors were requiring us to pay in advance, which has resulted in an increase in our level of prepayments for metal raw materials. Thus, cash outflow increased by about $ 4.6 million owing to increased prepayments.

As of September 30, 2008, the Company had cash and cash equivalents of $ 5,950,987 as compared to cash and cash equivalents of $4,340,211 as of December 31, 2007. The Company had working capital of $ 59,359,754 as of September 30, 2008, as compared to working capital of 44,715,988 as of December 31, 2007, reflecting current ratios of 4.54:1 and 4.32:1, respectively.

INVESTING - During the nine months ended September 30, 2008, the Company expended net cash of $ 2,747,951in investing activities for acquisition of property and equipment to support the growth of the business. For the nine months ended September 30, 2007, the Company utilized $ 18,259,563 in investing activities.

FINANCING - During the nine months ended September 30, 2007, the cash inflows were mainly attributable to a $4,644,122 increase in proceeds from borrowing due to a short term bank loan being secured for new equipment purchases and working capital requirements. During the nine months ended September 30, 2008, the Company received aggregate bank loans in the amount of $1,967,686 under its credit facilities; these cash inflows was offset by repayments of $3,469,793 on its outstanding debt.

The Company’s management has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. In addition, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

CURRENCY RISK AND FINANCIAL INSTRUMENTS - Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In recent years, the RMB has been appreciating against the U.S. dollar.

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 6.1 % appreciation of the RMB against the USD during the nine months ended on September 30, 2008, (i) we recorded an exchange loss of $693,556 from export sales for which the payments to us were in USD, meanwhile, (ii) we also recorded a foreign currency translation adjustment of $6,048,704 for the nine-month period, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is taking steps such as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

As of September 30, 2008, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information is not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 9, 2008, the Company held its Annual Meeting of Stockholders. At the Meeting, the stockholders elected Xiao Ping Zhang, Xiao Feng Zhang, Jung Kang Chang, Li Min Zhang, Zhi Zhong Wang, Yi Guang Huo and Jiang Hua Feng as directors and ratified the appointment of Rotenberg & LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The following table sets forth the votes for, against and votes withheld with respect to each matter.

1.	Election of Directors

	For	Withheld
Xiao Ping Zhang	15,870,854	97,381
Xiao Feng Zhang	15,870,554	97,681
Jung Kang Chang	15,870,604	97,631
Li Min Zhang	15,870,854	97,381
Zhi Zhong Wang	15,870,544	97,691
Yi Guang Huo	15,870,844	97,391
Jiang Hua Feng	15,836,738	131,497

2.	Ratification of Auditors

For	Against	Abstain
15,922,732	30,493	15,010

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1(1)	Certificate of Incorporation, as amended

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Underwriters’ Common Stock Purchase Warrants

4.2(2)	Specimen Common Stock Certificate

31.1(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1(3)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	filed herewith.

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-1, Commission File No.333-137019, as filed with the Securities and Exchange Commission on August 31, 2006.

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

Dated : November 12, 2008	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1(1)	Certificate of Incorporation, as amended

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Underwriters’ Common Stock Purchase Warrants

4.2(2)	Specimen Common Stock Certificate

31.1(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1(3)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	filed herewith.

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-1, Commission File No.333-137019, as filed with the Securities and Exchange Commission on August 31, 2006.

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