Form 10-K
period 2008-12-31
SORL Auto Parts Inc
filed 2009-03-30
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.
(Name of Issuer in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year December 31, 2008: $130,893,422

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the value was approximately $37,231,185.

State the number of shares outstanding of each of the issuer’s classes of common equity: 18,279,254 as of March 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, scheduled for June 10th, 2009, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

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

STRATEGIC PLAN

The financial turmoil which started in the U.S. has been spreading, materially impacting worldwide economies and appears likely to cause a global recession. The Chinese government, like many governments around the world that have taken measures to stabilize the economy, has initiated a 4 trillion RMB stimulus package to boost the economy. We believe that the positive impact will be reflected in the economy beginning in the second half of 2009.

Meanwhile, mounting pressure from the deterioration of and uncertainty in the macroeconomic environment both domestically and internationally has posed a challenge to our operational and financial performance. In response, we have adjusted our strategic direction in 2009.

●
Enhancing confidence in the automobile industry. As one of China’s pillar industries, the automotive industry occupies a critical role in the growth of China’s economy. The Chinese government has taken a series of measures to support the development of this industry. We are confident about the health of our auto parts business and are optimistic about the outlook.

●	Enhance sales to OEM customers. We intend to enhance sales to OEM customers by improving customer service and increasing sales of integrated systems and modular supplies.

●
Focus on bus market. We aim to enhance our relationship with major bus clients in order to achieve a higher profit margin. We have established a team devoted to the development of bus products, so that we can best respond to the needs of our bus customers, to help achieve higher margins.

●
Expand sales to agricultural vehicle market. We will attempt to take advantage of the market opportunity created by “Automobile Go To Village” (a policy begun by the Chinese government to attempt to boost the country’s auto industry), to further develop our agricultural vehicle business. The agricultural vehicle market is an area of focus in the government’s stimulus plan, and therefore presents us with a market opportunity.

●
Develop new products. We plan to enhance the development of several new products including auto electronics and energy-saving products. We are working to upgrade traditional air brake drive products to electronic control products to achieve a higher profit margin.

●
Improve manufacturing technology and further computerize our manufacturing. We will continue to seek to improve our manufacturing process to enhance product quality. We anticipate that improvement of manufacturing technology will further automate our manufacturing process, thereby reducing human error, increasing manufacturing efficiency, lowering production costs and further ensuring consistent quality of our products.

●
Expand through strategic alliance and acquisitions. We are exploring opportunities to create long-term growth through new joint ventures or acquisitions of other automotive parts manufacturers in China, and of auto parts distributors or repair factories with established sales networks outside of China. We will seek synergistic acquisition targets which can be easily integrated into our product manufacturing and corporate management, or companies that have strong joint-venture partners that would become major customers.

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
RL3530 Series Spring Brake Chamber
A spring brake chamber executes the service, parking and emergency braking, when the brake system malfunctions, the products can automatically provide emergency braking force. The RL3530 series Spring Brake Chamber was awarded a patent in China. In 2008, the Joint Venture produced 1.27 million units of spring brake chambers, the largest output in China, which were supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

Clutch Servo
Clutch Servos, which are innovative clutch empower devices developed by the Joint Venture, was awarded a patent in China. They are used for controlling the performance of brake system clutches by means of a pneumatic-driven hydraulic operation. The features of this product are simpler structure, smaller size, higher durability and improved effectiveness. With an output of 898 thousand units in 2008, clutch servos are currently supplied to OEM customers such as FAW Qingdao.

RL3511 Series Air Dryer
Air dryers dry and purify compressed air. Combined with unloader valves and the heating components, this new type of air dryer requires no separate installation of certain other components. The product has a compact structure and multiple functions. Furthermore, it improves the reliability of the use of other air brake system components, enhancing safe driving. Annual output of these series of products reached 213 thousand units in 2008. The products are supplied to OEM customers such as FAW Qingdao and Dongfeng Group.

RL3511 Series Air Dryer has been patented in China.
Relay Valves
Electric control exhaust relay valves greatly shorten the length of pipeline between the air storing tank and the brake chamber, and, as a result, enhance the speed to operate the brake system. They are widely used in different types of commercial vehicles. Annual output is approximately 718 thousand units in 2008. Also, we have been awarded a patent in China for the product.

Hand Brake Valves	Hand brake valves serve as an auxiliary device for parking brakes. Current annual output is about 419 thousand units. They are supplied to many OEM customers including FAW Qingdao.

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH in 2004, and its annual review in 2008 The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed in 2008 included ISO14001 on environmental management and OHSAS18001 on health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy. In 2008, China’s automobile output and sales volume both reached their record high levels of 9.35 million and 9.38 million units, increasing by 5.2% and 6.7%, respectively, compared to 2007 figures. The output and sales volume of commercial vehicles increased 4.2% and 5.3% to 2.61 million units and 2.62 million units, respectively.

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

MARKET AND CUSTOMERS

The Joint Venture is the largest commercial vehicle air brake system manufacturer in China. In general, our customers are divided into three groups: OEMs in China, aftermarket distributors in China, and international customers, accounting for approximately 37.4%, 27.1% and 35.5%, respectively, of the Company’s annual sales for 2008.

OEM Market - The Joint Venture has established long-term business relationships with most of the major automobile manufacturers in China. The Joint Venture sells its products to 62 vehicle manufacturers, including all of the key truck manufacturers in China. In addition to heavy-duty trucks, the valves are also widely used in air brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated the Joint Venture’s air brake valves.

The table below presents comparative information for 2008 and 2007 on the Company’s top 5 OEM customers.

Ranking	Customer	% of 2008 Sales	Customer	% of 2007 Sales

1	FAW Jiefang Automotive Co., Ltd.	6.53%	FAW Jiefang Automotive Co., Ltd.	7.30%
2	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	5.97%	FAW Qingdao Automobile Works	4.56%
3	FAW Qingdao Automobile Works	5.34%	Dongfeng Axle Co., Ltd.	4.18%
4	Dongfeng Axle Co., Ltd.	2.64%	Beiqi Foton Motor Co., Ltd. Zhucheng Automobile Works	2.85%
5	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.44%	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.57%

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

International Market - Management views the export market as an important growth area. We have signed agreements with 3 distributors in UAE, Australia, and USA, and begun to supply our products to local OEMs in India. Company also actively participate in international trade shows including more than ten international exhibition as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders. In 2008, export sales accounted for 35.5% of total revenue. Products are exported to more than 101 countries and regions in the world. Total export sales in 2008 increased by 6.9% compared to that in 2007.

Ranking	Country	Customer Name	% of 2008 Sales	Country	Customer Name	% of 2007 Sales

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.65%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.30%
2	USA	ITM	3.17%	USA	ITM	4.59%
3	USA	SAP	1.95%	South Africa	MICO	1.10%
4	USA	LLW	1.38%	USA	SAP	1.02%
5	India	TATA	1.25%	Poland	FOTA	0.98%
6	South Africa	MICO	1.22%	South Africa	TPE	0.95%
7	Indonesia	LIL	0.8%	Poland	MAKROTECH	0.94%

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

•
China Shandong Weiming Automotive Products Co. Ltd.: This is a joint venture with WABCO of Germany, and mainly produces air dryers, and ABS, primarily supplying to truck and bus OEM’s such as China Heavy Duty Truck Group Corp., Ltd., and some major bus manufacturers in China.

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd.: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

Management believes the Company has the following advantages:

•
Brand Name: As China’s largest commercial vehicle air brake valves manufacturer, the Joint Venture’s “SORL” brand is widely known in the country. SORL has won “China Top Brand” and the “Export Brand of the Year 2006” which is recommended by China Chamber of Commerce for Import & Export of machinery & Electronic products.

•
Technology: The Joint Venture views technological innovation and leadership as the critical means to enhance its core competence. It owns a technology center, including a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products.

•
Product Development: Because management believes that products ultimately define a manufacturing company’s success, we continue to increase our budget for research and development activities. Through its international sales offices in the US, Australia and the Middle East, the Joint Venture is able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our capacity of providing domestic OEMs with advanced products. In addition, IT application and strict implementation of ISO/TS16949 standards in the development process greatly shorten the development lead time and improve new product quality.

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

SALES AND MARKETING

The Joint Venture strengthened its sales and marketing efforts in 2008. The sales headcount for domestic (PRC) sales and international sales was 35 and 37, respectively. Products are sold under the “SORL” trademark which the Joint Venture licenses on a royalty free basis from the Ruili Group. The license expires in 2012.

In China, the commercial vehicle air brake valve market can be divided into 2 segments: OEM market and aftermarket.

OEM Market –In 2008, the joint venture strengthened its long tern relationship with major domestic OEM customers, and expanded into the municipal bus market and agricultural vehicle market. Currently, the joint venture has 62 OEM customers. Normally, these customers sign one-year sales contracts and contracts are revised as needed.

According to the China Association of Automobile Manufacturers, the unit production of the Chinese heavy duty vehicle and medium vehicle sectors including complete trucks, chassis and semi-trailers, grew over 2.5% in 2008 as compared to 2007. The Joint Venture has successfully expanded its production capacity so that it was able to increase its sales to the OEM market by $7.7 million or 18.6% for the year ended December 31, 2008, as compared to the year ended December 31, 2007. Our sales growth is the result of our enlarged customer base and increasing orders from our existing major customers.

Domestic Aftermarket - The Joint Venture places great emphasis on the Chinese automotive aftermarket business and sells products in the aftermarket for replacement purposes. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road, there has been an increasing demand for replacement parts in the aftermarket. The joint venture has an aftermarket sales network including 28 authorized distributors covering 7 regions nationwide in PRC. These distributors sell only the products under the “SORL” trademark to over 800 Chinese distributors. The Joint Venture provides product technical services to these distributors, and also conducts periodic performance evaluations, and reserves the right to terminate the distributorship of those with frequent delinquencies or poor sales records. For 2008, the Company achieved total revenue of $35.5 million in domestic aftermarket sales, an increase of 14.1% from 2007.

International Markets - The Joint Venture seeks to increase export sales to enhance our brand image and expand our international market share. Currently our primary international sales are in the aftermarket, and the company sells products to 101 countries or regions, and has OEM business with leading local OEM customers in India.

In addition, to pursue the international market, we have signed agreements with three distributors in UAE, Australia and the USA. We are pursuing development of a sales network in South America, Asia-pacific and Western Europe, and intend to pursue a localization strategy to respond to different market conditions, and to reinforce the service and support effort to our international customers.

DISTRIBUTION

The Joint Venture ships finished products directly to OEM customers. The products are distributed to aftermarket customers in China through a network of 28 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2008, the Joint Venture employed 113 technical staff members, including 43 holding Engineer or Senior Engineer qualifications. Our technical staff includes three information technology specialists, 81 for new product development and design technique, nine for measurement and testing, six for MIS, and the other 14 persons are quality management engineers.

In addition to its in-house technical force, the Joint Venture has cooperation arrangements with leading universities in the automotive engineering field, including:

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

Capitalizing on these resources, we have successfully developed innovative products and technologies such as a new type of clutch servo with sensor; a combined air dryer with build-in temperature-control device and unloader; and an inner-breath spring chamber which enables internal air circulation.

The Joint Venture owns a full range of processing equipment required for development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, the Joint Venture is capable of designing and making over 90% of the technical devices such as tools, jigs and molds that are required for producing prototypes. In addition, the partnership with Tsinghua University and Zhejiang University in developing software for application in new product design system has resulted in substantial time savings in the new product development cycle.

Patented Technologies

We have reinforced our R&D efforts on patented products. Currently the Joint Venture owns 15 utility patents and has filed applications for 11 other patents in China and an additional three in the U.S.

Know-how

Based on the many years of manufacturing experience, the Joint Venture has accumulated a substantial amount of know-how. For instance, our formula for aluminum alloy, developed over many years of testing, considerably improves the compactness of alloy, hence the strength of casting. The Joint Venture also possesses a confidential “protection film” processing technique to enhance the sealability of products.

       Currently, the Joint Venture is seeking to expand its use of a lean production system, which has already begun to be used. It has not only decreased manufacturing cost, but more importantly, it also shortened the production cycle and set a reliable basis for prompt response to the demands of the market. Also, in order to ensure the high quality of our products, the Joint Venture has successfully replaced its traditional testing methods with computerized testing systems and largely decreased quality problems caused by man-made mistakes.

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

PRODUCTION

       The Joint Venture owns the largest commercial vehicle air brake valve products manufacturing base in China. During the 2008 fiscal year, the Joint Venture added 10 processing centers, 15 Computerized Numerical Control machines and 8 die casting machines. Meanwhile, the Joint Venture re-deployed and streamlined its production / assembly lines, enabling it to rapidly expand its production capacity to meet increasing market demands for its products. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. The Joint Venture possesses state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan and mainland China, including Computerized Numerical Control processing centers, Computerized Numerical Control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors, etc.

In September 2007, the Joint Venture purchased land rights, a manufacturing plant and office building with a total floor area of 712,333 square feet, from Ruili Group Co., Ltd. The Joint Venture previously leased part of the facility from Ruili and occupied approximately 50% of it. As a result of this transaction, the additional production space is expected to meet the Company’s growth demand for the next few years.

ENVIRONMENT

In 2006, we were granted ISO14001 certification on environmental management and OHSAS18001 certification on health and safety management, which reflects the Company’s commitment to workplace safety, health and environmental protection. The Joint Venture carries out staff training to enhance awareness of environment protection. We seek in all phases of our operations to employ practices for environment friendly production, reducing or preventing pollution, and reduction of energy consumption and manufacturing costs. For example, intensity of noise is listed as one of the criteria in the selection of new equipment; waste water is stored, purified and recycled in the production process; and compressing machines are used in disposal of aluminum and steel scraps, saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Joint Venture in the manufacture of its products primarily include steel, aluminum, other metals, rubber and various components.

All of the materials used are generally readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and price competition. The Joint Venture maintains relationships with over twenty material suppliers. In 2008, the three largest suppliers were Shanghai Jinshi Materials Co., Ltd, Shanghai Lutie Metal Trading Co., Ltd. and Shanghai Dechen Commodity Co., Ltd., which together accounted for 24.3% of the aggregate of raw materials we purchased.  Among these companies, only Shanghai Jinshi Materials Co., Ltd accounted for more than 10% of total raw material purchases, reached 14.5%.

When planning a purchase order, with such other terms as quality, delivery and credit terms being substantially the same, the Joint Venture compares prices quoted by different suppliers in an attempt to receive the lowest price. In order to secure a favorable purchase price and subsequently a predictable cost of sales, the Joint Venture generally makes a down payment to suppliers.

Normally, the annual purchase plan for raw materials, such as aluminum ingot and steel sheet, is determined at the beginning of the calendar year according to our OEM customer’s orders and our own forecast for the aftermarket and international sales. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement prevents us from having excess inventory when our orders from customers change.

For raw materials other than steel and aluminum, we normally maintain from five to seven days of inventory at our warehouse.

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2006, 2007 and 2008 was 11.1%, 11.4% and 9.0% respectively.

According to the PRC government outlook for 2009, the government’s primary mission is to maintain a healthy economic growth rate. Simultaneously, the Chinese government made significant changes in economic policy, including adoption of expansionary financial and currency. Simultaneously, central government promulgated a significant investment plan with a total amount of RMB 4 Trillion for the coming two years. This is intended to support economic growth for fiscal 2009, along with implementation of ten detailed economic policies, including expanding domestic demand and accelerating economic growth.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 2,098 employees, all of whom are employed full time: 53 for quality control, 113 technical staff, 72 sales and marketing staff, 1,823 production workers and 37 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to three years of employment and hourly workers agree to three years. Employment contracts with all employees comply with relevant laws and regulations of China.

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

If intensification of the current financial crisis and slowdown of global economies continues, it may promote trade protectionism which would negatively affect our export sales.

With the deepening financial crisis and slowing global economy, there is a risk of increased international trade protectionism. Many countries set trade barriers which could negatively affect our export sales, as well as create potential risks for litigation in the countries to which the products are exported.

Our ability to effectively implement our business strategy depends upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel and we cannot assure that we will be able to hire or retain such employees.

We must attract recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. These individuals are difficult to find in China and as the economy in China expands, there is increasing competition for skilled workers. We cannot assure that we will be able to find, hire or retain such employees, or even if we are able to so hire such employees, that the cost of these employees will not adversely affect our net income.

Certain of our officers and directors have existing responsibilities to other businesses in addition to our company and as a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer, and Mr. Xiao Feng Zhang, our Chief Operating Officer, are officers and principal stockholders of Ruili Group Co. Ltd. which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our two senior executives, Messrs, Xiao Ping Zhang and Xiao Feng Zhang are the founders of and employed at the Ruili Group. Therefore, the Ruili Group exercises considerable control over the Joint Venture. There can be no assurance that in the event of a conflict between us and the Ruili Group that the operations of the Joint Venture and our interests in the Joint Venture will not be adversely affected or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties, licensing of certain technology. The Ruili Group also sells to us certain non-valve products which allow us to fill out our product lines which in 2008 represented approximately 23.8% of our sales. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations. However, these production agreements typically contain short lead times for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed production capacity levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs. If we are unable to sufficiently meet our customers’ demands, we may lose our customers. Moreover, failure to meet customer demands may impair our reputation and goodwill.

Because of the short lead times in our production agreements, we may not be able to accurately or effectively plan our production or supply needs.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our production agreements with our customers. Short lead times of our customers’ commitments to their own customers and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers for our products. Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our sales, margins and operating results. We may also occasionally acquire raw materials without having customer orders based on a customer’s forecast or in anticipation of an order and to secure more favorable pricing, delivery or credit terms in view of the short lead times we often have under our customers’ orders. These purchases can expose us to losses from inventory carrying costs or inventory obsolescence.

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

We may not be able to respond effectively to rapid growth in demand for our products and of our manufacturing operations which could adversely affect our customer relations and our growth prospects.

If we continue to be successful in obtaining rapid market penetration of our products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

We extend relatively long payment terms for accounts receivable which can adversely affect our cash flow.

As is customary in China, we currently extend relatively long payment terms to certain of our China based customers (generally 90-180 days for our OEM customers and 60-90 days for our aftermarket customers). As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, the reserves we establish for our receivables may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital and our cash flow.

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

Although no customer individually accounted for more than 8% of our revenues for the fiscal year ended December 31, 2008, our three largest customers accounted for approximately 19.2% and 18.2% of our revenues in 2008 and 2007 respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. We hold 15 patents in China, have filed applications for 11 others in China and an additional three in the U.S.A. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

Our sales to OEMs depend on automotive commercial vehicle production and sales by our customers, which are highly cyclical and affected by general economic conditions and other factors, including consumer spending and preferences. They also can be affected by government policies, labor relations issues, regulatory requirements, and other factors. In addition, in the last two years, the price of commercial vehicles in China has generally declined. As a result, the volume of commercial vehicle production in China has fluctuated from year to year, which has caused fluctuations in the demand for our products.

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

In 2008, approximately 62.6% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

The value of RMB is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank, based on the previous day’s interbank foreign exchange market rates in China and exchange rates on the world financial markets. The official exchange rate for the conversion of RMB into U.S. dollars remained stable until RMB was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. dollar. Under the new policy, RMB will be permitted to fluctuate within a band against a basket of foreign currencies. This change in policy resulted initially in an approximately 6.4% appreciation in the value of Renminbi against the U.S. dollar. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of RMB against the U.S. dollar. Further revaluations of RMB against the U.S. dollar may also occur in the future.

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

PRC economic reform policies, nationalization or domestic or global economic conditions could result in a total investment loss in our common stock.

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

A financial crisis is ongoing, both worldwide and within the PRC. The Chinese government has announced it will implement an expansive national policy to help normalize China’s economy and promote confidence and economic expansion. However, there can be no assurance as to the success, or timing of implementing these policies.

There can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, changes affecting currency conversion and remittance abroad, and changes in tariffs and other import controls. A material change in reforms on economic policy could cause instability or other harmful results.

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

It is likely that China will adopt additional environmental regulations and additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal of waste, which would likely increase our operating costs.

National, provincial and local laws impose various environmental controls on the manufacture of automotive parts and/or of certain materials used in the manufacture of automotive parts. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. In addition, China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. Any such regulation relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal of any waste would likely increase our operating costs.

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

The occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. This would have an adverse affect on our business by restricting access to working capital to fund growth and operations. Furthermore, the comparatively small public float of our common stock could adversely affect the market price of our common stock.

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

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, was the most sweeping legislation to affect publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations imposes substantial burdens in terms of financial expense and commitment of personnel. There can be no assurance that we will have the personnel, financial resources or expertise to meet requirements of these regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in Ruian District of Wenzhou City in the Zhejiang Province, which is the center of automotive parts production in China. The facilities include a manufacturing plant and office building with a total floor area of 712,333 square feet, which we purchased from Ruili Group Co. Ltd., a related party, for an aggregate purchase price of approximately RMB152 million (approximately US$20.2 million)..Before the transaction, we occupied 271,713 square feet of factory and warehouse, leased from the Ruili Group under a ten year lease. At the production facility, the Company has production equipment, imported from the United States, Korea, and Taiwan, as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, SORL Auto Parts, Inc. was approved for listing its common shares on the NASDAQ Capital Market and commence trading its shares on NASDAQ under the symbol “SORL”. The Company was further approved for listing on NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our Common Shares for each quarter ended during 2008 and 2007 are as follows:

Quarter Ended	High	Low

2008
First Quarter	7.40	4.70
Second Quarter	7.10	4.83
Third Quarter	6.45	3.32
Forth Quarter	3.89	1.39

2007
First Quarter	9.88	7.37
Second Quarter	8.96	6.75
Third Quarter	8.30	6.01
Forth Quarter	9.46	6.07

Stockholders

At March 11, 2009, we had approximately 515 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name”.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those presented. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

In December 2006, through Fairford, SORL invested a further approximately $32.67 million in its operating subsidiary- the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $3.63 million. SORL Auto Parts, Inc. continues to hold a 90% controlling interest in the operating subsidiary.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We periodically re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

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

WARRANTIES

Estimated product warranty expenses are accrued in cost of goods sold at the time the related sales are recognized. We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.
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

INCOME TAXES

Taxes are calculated in accordance with taxation principles currently effective in the PRC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets and liabilities that, based on available evidence, are not expected to be realized.

Under a Tax Holiday in PRC, the Company is granted an exemption from income taxes for two years commencing from the first cumulative profit-making year and a 50% reduction in the income tax rates for the following three years. Fiscal year ended December 31, 2004 was the first cumulative profit-making year. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

Additionally, the Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011.

REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: Education Tax.
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

RESULTS OF OPERATIONS

Year ended December 31, 2008 as compared to year ended December 31, 2007:

	Years Ended December 31,
	2008	%	2007	%
Sales
	(U.S. dollars in million)
Air brake valves & related components	$99.7	76.2%	$89.2	77.0%
Non-valve products	$31.2	23.8%	$26.6	23.0%

Total	$130.9	100%	$115.8	100%

Sales consisted of air brake valves and related components manufactured by SORL and sold to domestic OEM and aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

Total net sales were $130,893,422 and $115,760,070 for the fiscal years ended December 31, 2008 and 2007, respectively, representing an increase of $15.1 million or 13.0% year over year. The increase in sales was the result of balanced growth in all three market segments:  the domestic OEM market, the domestic aftermarket and international market. A breakdown of net sales revenue for our three market segments, domestic OEM market, domestic aftermarket and international markets, in 2008 and 2007 is as follows:

	Years Ended December 31,
	2008	%	2007	%

	(U.S. dollars in million)
China OEM market	$49.0	37.4%	$41.3	35.6%
China Aftermarket	$35.5	27.1%	$31.1	26.9%
International market	$46.4	35.5%	$43.4	37.5%

Total	$130.9	100%	$115.8	100%

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

Further, the additional costs required to achieve China III compliance will lead to higher vehicle prices, which will likely discourage demand for various vehicles. During the 2008 Beijing Olympic Games, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen halted production due to the traffic control in the regions around Beijing. Consequently, our OEM sales in the third quarter of 2008 were sharply decreased compared to the second quarter of 2008. With the worsening financial crisis and weakening global economy, our OEM sales sharply decreased in the second half year of 2008 compared to the same period of last year.

For the Joint Venture, its sales for the OEM market increased by $7.7 million or 18.6% for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007. With its continuing efforts on new product R&D, and timely delivery of products and services, the Joint Venture was able to fully utilize its well-established relationship with major OEM customers and to grow its business faster than the overall market.

As of December 31, 2008, the Joint Venture had 28 authorized distributors covering nearly all regions in China, which in turn channel our products through over 800 sub-distributors. Based on its nation-wide sales networks as well as increased production capacity, the Joint Venture achieved total revenue of $35.5 million in domestic aftermarket sales for the fiscal year ended December 31, 2008, an increase of $4.4 million, or 14.1% as compared to the same period of last year.

The Joint Venture’s overseas sales to Asian countries and the North American market, the largest oversea market segments for the Company, increased by 8.8% and 28.4%. As the result, our export sales increased by $3.0 million or approximately 6.9% for the fiscal year ended December 31, 2008, as compared to $43.4 million for the same period of 2007. This increase reflects the introduction of new products, the expansion of the contract sales force, and the implementation of a focused market plan on these market segments.

COST OF SALES

Cost of sales for the fiscal year ended December 31, 2008 increased to $97.2 million from $88.8 million for the fiscal year ended December 31, 2007, $8.4 million or a 9.5 % increase, consistent with the increase in revenues.

GROSS PROFIT

Gross profit for the fiscal year ended December 31, 2008 increased by approximately $6.7 million or 24.8% to $33.7 million from $27.0 million for the fiscal year ended December 31, 2007. Gross margin increased by approximately 2.4% from 23.3% in 2007 to 25.7% in 2008.

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

SELLING EXPENSES

Selling expenses were $8,423,124 for the fiscal year ended December 31, 2008, as compared to $7,461,652 for the fiscal year ended December 31, 2007, an increase of $961,472 or 12.9%. The increase was mainly due to the following factors:
（1）	The salaries, travel and overhead costs of sales and marketing personnel in 2008 increased by $76,027, as the Joint Venture increased its sales force.
（2）	Advertising cost, public relations costs, exhibition fees and export sundry charges in 2008 rose by $58,717, as compared to 2007, due to general increases in the level of such activities.
（3）
Transportation costs and packaging costs increased by $692,006 for the fiscal year ended December 31, 2008, to $4,603,641, as compared to $3,911,635 for the fiscal year ended December 31, 2007. The increase in transportation expense was mainly due to increased sales, the increased price of fuel, and the strict restrictions on overloading implemented by the Chinese government since the third quarter of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9,295,299 for the fiscal year ended December 31, 2008, as compared to $6,542,522 for the fiscal year ended December 31, 2007, an increase of $2,752,777 or 42.1%. The increase was mainly due to the following factors:

(1)
The expansion of economic activities, facilities and workforce resulted in increased depreciation, office expenses, staff salary and welfare costs, travel expenses, supplies and utilities totaling $693,689, as compared to 2007 year.

(2)	R&D expense, which is included in general and administrative expenses, increased by $1,424,385, as compared to figure for fiscal year ended December 31, 2007, as discussed below.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $3,219,895 for the fiscal year ended December 31, 2008, as compared to $1,795,510 for the fiscal year ended December 31, 2007, an increase of $1,424,385; as a result of the Company’s investment in new R&D instrument purchases and the expansion of its staff to develop new innovative products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $2.71 million for the fiscal year ended December 31, 2008, compared with depreciation and amortization expense of $1.77 million for the fiscal year ended December 31, 2007.

The increase in depreciation and amortization expense was primarily due to purchases of production equipment, plant and land use rights in the 2007 fiscal year.

FINANCIAL EXPENSE

Financial expense for the fiscal year ended December 31, 2008 decreased by $148,291 to 852,640 from $1,000,931 for the fiscal year ended December 31, 2007.  Financial expense mainly consists of interest expense and exchange loss. The interest expense decreased by $67,184 to $81,629 for the fiscal year ended December 31, 2008, compared with $148,813 for the fiscal year ended December 31, 2007, mainly due to the lower outstanding average debt balance during current period. The borrowed funds were mainly used for new equipment purchases, as well as working capital purposes. Because a large part of our accounts receivable arose from export sales denominated in US dollars, the appreciation of the RMB against the U.S. dollar resulted in larger exchange loss during the fiscal year ended December 31, 2008.Company recognized exchange losses of $628,520 and $926,076 for the fiscal year ended December 31, 2008 and 2007, respectively.

OTHER INCOME

For the fiscal year ended December 31, 2008, other income included subsidy income of $307,520 compared with $503,464 for the fiscal year ended December 31, 2007. Through local governments, these subsidies were provided to the Company as economic incentives to secure business commitments and no repayment is required.

INCOME TAX

There was no income tax expense for the fiscal year ended December 31, 2005 and 2004. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

Additionally, the Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. In accordance with China's relevant regulations of income taxes, there is a benefit, which 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipments can be used as a tax credit to reduce the current income taxes to the limit of any incremental income taxes in addition to the prior year. During the fiscal year ended Dec 31, 2008 and Dec 31, 2007, the Joint Venture received an abovementioned income tax benefit of $377,147 and $991,133 respectively, which has been reflected as a reduction to current income tax expense. As a result of the factors discussed above, income tax expense was $1,586,503 for the fiscal year ended December 31, 2008 compared with $636,976 for the fiscal year ended December 31, 2007, an increase of $949,527.

STOCK—BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $59,636 per year for each of the fiscal years ended December 31, 2008 and 2007.

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

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

MINORITY INTEREST

Minority interest represents a 10% non-controlling interest in the JV company. Minority interest in income was $1,381,230 and $1,206,515 for the fiscal year ended December 31, 2008 and 2007, respectively.

NET INCOME

The net income for the fiscal year ended December 31, 2008 increased by $ 1,626,829, to $12,370,860 from net income of $10,744,031 for the fiscal year ended December 31, 2007 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2008 and 2007, were $0.68 and $0.59 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided in operating activities was $9,673,487 for the fiscal year ended December 31, 2008, as compared to $8,858,603 of net cash provided by operating activities for the fiscal year ended December 31, 2007, an increase of $ 835,633.

Our primary cash flows from net income were realized through the sale of automotive parts. Net income after deducting non-cash items provided cash inflows at approximately $16.6 million for the fiscal year ended December 31, 2008 as compared to $13.9 million for the fiscal year ended December 31, 2007, an increase of $2.7 million. Cash flows from accounts receivable and notes receivables increased by approximately $6.8 million for the fiscal year ended December 31, 2008 as compared with the fiscal year ended December 31, 2007, as a result of more notes receivables maturing near the fiscal year ended December 31, 2008. Due to our increased risk management related to customer credit, we required certain customers to pay in advance before delivering goods. Thus the cash flow generated from deposits received from customers increased by $2.5 million for the fiscal year ended December 31, 2008 as compared with the fiscal year ended December 31, 2007. The Company established more distribution warehouses close to major OEM customers and maintained more stock in those warehouses to ensure timely deliveries at the request of major OEM customers. As a result, the Company maintained a high inventory level as of the end of fiscal year ended December 31, 2008. The increased cash flow from operations, described above, was largely offset by the 2008 increase in inventories.

At December 31, 2008, the Company had cash and cash equivalents of $ 7,795,987, as compared to cash and cash equivalents of $4,340,211 at December 31, 2007. The Company had working capital of $ 61,586,125 at December 31, 2008, as compared to working capital of $44,715,988 at December 31, 2007, reflecting current ratios of 5.36 and 4.32:1, respectively.

INVESTING - During the fiscal year ended December 31, 2007, the Company expended net cash of $19,427,340 in investing activities, mainly including the funds for acquisition of plant, land use rights and new equipment to support the growth of business. For the fiscal year ended December 31, 2008, the Company utilized $ 3,136,574 in investing activities.

FINANCING –Net cash used by financing activities was $ 3,482,360 for the fiscal year ended December 31, 2008 compared to a net cash inflow in financing activities of $3,257,911 for the fiscal year ended December 31, 2007, due to the fact that during fiscal year ended December 31, 2008, the Company repaid all its outstanding debt.

The Company’s management has taken a number of steps to restructure its customer base and phase out accounts that failed to make prompt payment. The Company also placed more emphasis on accounts receivable collection. In addition, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2008 and December 31, 2007, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any material market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the approximately 6.4% appreciation of the RMB against the USD during fiscal 2008, we recorded an exchange gain of $6,017,843 for the fiscal year ended on December 31, 2008. But any further RMB appreciation against USD, if any, would be on a prudent, gradual basis with relatively small adjustments, so as to avoid drastic impacts on the Chinese economy as a whole.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, and because we have repaid our debt, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31, 2008			December 31, 2007
	(Audited)			(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	7,795,987	US$	4,340,211
Accounts Receivable, Net of Provision		35,797,824		30,586,239
Notes Receivable		7,536,534		9,410,385
Inventory		19,105,845		8,220,373
Prepayments, including $187,813 and $0 from related parties at December 31, 2008 and December 31, 2007, respectively.		1,013,440		1,336,212
Other current assets, including $1,906,070 and $1,761,007 from related parties at December 31, 2008 and December 31, 2007, respectively.		4,445,778		4,275,294
Total Current Assets		75,695,408		58,168,714
Fixed Assets
Property, Plant and Equipment		32,927,306		27,889,182
Less: Accumulated Depreciation		(8,951,886)		(6,094,229)
Property, Plant and Equipment, Net		23,975,420		21,794,953

Land Use Rights, Net		14,514,983		13,889,705

Other Assets
Deferred compensation cost-stock options		9,935		69,571
Intangible Assets		161,347		76,150
Less: Accumulated Amortization		(39,018)		(25,116)
Intangible Assets, Net		122,329		51,034
Deferred tax assets		189,228		-
Total Other Assets		321,492		120,605
Total Assets	US$	114,507,303	US$	93,973,977

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Notes Payable, including $0 and $97,503 due to related parties at December 31, 2008 and December 31, 2007, respectively.	US$	4,623,850	US$	5,305,172
Deposit Received from Customers		6,295,857		2,079,946
Short term bank loans		―		3,370,328
Income tax payable		340,138		373,769
Accrued Expenses		2,389,314		1,859,938
Other Current Liabilities		460,124		463,563
Total Current Liabilities		14,109,283		13,452,716

Non-Current Liabilities
Deferred tax liabilities		106,826		-
Total Liabilities		14,216,109		13,452,716

Minority Interest		10,007,166		8,024,152
Stockholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized,
18,279,254 and 18,279,254 issued and outstanding as of
December 31, 2008 and December 31, 2007 respectively		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Reserves		3,126,086		1,882,979
Accumulated other comprehensive income		10,848,248		5,432,189
Retained Earnings		38,774,684		27,646,931
		90,284,028		72,497,109
Total Liabilities and Stockholders' Equity	US$	114,507,303	US$	93,973,977

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For Years Ended on December 31, 2008 and 2007

	2008		2007

Sales	US$	130,893,422	115,760,070
Include: sales to related parties		2,816,816	1,398,638

Cost of Sales		97,225,582	88,757,611

Gross Profit		33,667,840	27,002,459

Expenses:
Selling and Distribution Expenses		8,423,124	7,461,652
General and Administrative Expenses		9,295,299	6,542,522
Financial Expenses		852,640	1,000,931

Total Expenses		18,571,063	15,005,105

Operating Income		15,096,777	11,997,354

Other Income		683,104	731,982
Non-Operating Expenses		(441,288)	(141,814)

Income Before Provision for Income Taxes		15,338,593	12,587,522

Provision for Income Taxes		1,586,503	636,976

Net Income Before Minority Interest & Other Comprehensive Income	US$	13,752,090	11,950,546

Minority Interest		1,381,230	1,206,515

Net Income Attributable to Stockholders		12,370,860	10,744,031

Foreign Currency Translation Adjustment		6,017,843	4,810,800

Minority Interest's Share		601,784	481,080

Comprehensive Income		17,786,919	15,073,751

Weighted average common share - Basic		18,279,254	18,277,094

Weighted average common share - Diluted		18,279,254	18,323,315

EPS - Basic		0.68	0.59

EPS - Diluted		0.68	0.59

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended on December 31,2008 and 2007

	2008		2007

Cash Flows from Operating Activities
Net Income	US$	12,370,860	10,744,031
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority Interest		1,381,230	1,206,515
Bad Debt Expense		32,674	33,848
Depreciation and Amortization		2,706,053	1,769,647
Stock-Based Compensation Expense		59,636	114,045
Loss on disposal of Fixed Assets		24,892	41,418
Deferred tax		(79,663)	―
Changes in Assets and Liabilities:
Account Receivables		(3,000,167)	(1,940,993)
Notes Receivables		2,437,182	(5,485,625)
Other Currents Assets		111,707	(1,111,529)
Inventory		(9,977,123)	(3,266,270)
Prepayments		400,877	4,425,704
Accounts Payable and Notes Payable		(1,011,371)	353,406
Income Tax Payable		(33,631)	(9,019)
Deposits Received from Customers		3,937,491	1,485,349
Other Current Liabilities and Accrued Expenses		312,840	498,076

Net Cash Flows from Operating Activities		9,673,487	8,858,603

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(3,063,458)	(10,103,783)
Sales Proceeds of Disposal of Fixed Assets		4,187	―
Acquisition of Land Use Rights		―	(9,297,253)
Investment in Intangible Assets		(77,303)	(26,304)

Net Cash Flows from Investing Activities		(3,136,574)	(19,427,340)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(3,482,360)	3,257,911
Proceeds from Share Issuance		―	―
Capital contributed by Minority S/H		―	―

Net Cash flows from Financing Activities		(3,482,360)	3,257,911

Effects on changes in foreign exchange rate		401,223	513,536

Net Change in Cash and Cash Equivalents		3,455,776	(6,797,290)

Cash and Cash Equivalents- Beginning of the year		4,340,211	11,137,501

Cash and cash Equivalents - End of the year	US$	7,795,987	4,340,211

Supplemental Cash Flow Disclosures:
Interest Paid		182,385	148,813
Tax Paid		2,106,992	1,784,965

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Common stock of 49,500 shares issued to key employees 60,000 options issued in 2006 to employees			59,636
4,128 options issued in 2007 for service rendered			23,201
Common stock of 4,128 shares issued in 2007 for service rendered			31,208

Non-Cash Transaction Disclosure:
Exchange of Construction in Progress for Acquisition of Property and Equipment:			2,059,276
Exchange of Construction in Progress for Acquisition of Land Use Rights			4,203,728

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For Years Ended on December 31, 2008 and 2007

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Stockholders'	Minority
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest
Beginning Balance – Jan 1, 2007	18,275,126	36,550	37,444,051	797,116	17,988,763	1,102,469	57,368,949	6,336,557

Net Income	―	―	―	―	10,744,031	―	10,744,031	1,206,515

Other Comprehensive Income(Loss)	―	―	―	―	―	4,329,720	4,329,720	481,080

Common stock of 4,128 shares issued	4,128	8	31,200	―	―	―	31,208	―

Transfer to reserve	―	―	―	1,085,863	(1,085,863)	―	―	―

4,128 options issued in 2007	―	―	23,201	―	―	―	23,201	―

Ending Balance - December 31, 2007	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152

Net Income	―	―	―	―	12,370,860	―	12,370,860	1,381,230

Other Comprehensive Income(Loss)	―	―	―	―	―	5,416,059	5,416,059	601,784

Transfer to reserve	―	―	―	1,243,107	(1,243,107)	―	―	―

Ending Balance - December 31, 2008	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166

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

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The company conducts business with its related parties in the ordinary course of business. All transactions have been recorded at far market value of the goods and services exchanged.

FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectiblity of outstanding accounts receivable. The Company has four customers that respectively account for more than 5.5% of its total revenues for the period. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.
(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.
(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 6.47% per annum. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets as follows:

Category	Estimated Useful Life(Years)

Buildings	10-20

Machinery and equipment	5-10

Electronic equipment	5

Motor Vehicles	5-10

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

LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over its useful lives. The land use rights is amortized on a straight-line basis over the estimated useful life of 45 years.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as property, plant and equipment and other non-current assets, including intangible assets, are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

REVENUE RECOGNITION

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are include in the results of operations as incurred.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The Company has adopted SFAS 123R as of January 1, 2005. Refer to Note 19: stock compensation plan for additional information on our stock option plan and related stock-based compensation expense.

EMPLOYEES’ BENEFITS

Mandatory contributions are made to Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are classified as general and administrative expenses and are expensed as incurred.

SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred.

ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred.

WARRANTY CLAIMS

The company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive products, components for valve parts and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of the Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions occurred for the fiscal year ended December 31, 2008 and 2007:

	December 31,
	2008		2007
PURCHASES NON-VALVE PRODUCT , COMPONENTS FOR VALVE AUTO PARTS AND PACKAGING MATERIAL FROM FROM:
Ruili Group Co., Ltd.		$35,344,273	$26,589,425
Total Purchases		$35,344,273	26,589,425

PURCHASES LAND USE RIGHTS FROM RUILI GROUP CO., LTD.	$	―	$13,501,009

PURCHASES PLANT FROM RUILI GROUP CO., LTD.	$	―	$6,613,724

SALES TO:
Ruili Group Co., Ltd.		2,816,816	1,398,638
Total Sales		$2,816,816	$1,398,638

	December 31,
	2008	2007
ACCOUNTS PAYABLE AND OTHER PAYABLES
Ruili Group Co., Ltd.	$—	$97,503
Total	$—	$97,503

PREPAYMENTS
Ruili Group Co., Ltd.	$187,813	$—
Total	$187,813	$—

OTHER ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.	$1,906,070	$1,761,007
Total	$1,906,070	$1,761,007

1.
The total purchases from Ruili Group during the fiscal year ended December 31, 2008 consisted of $29.6  million of finished products for non-valve auto parts, $4.2 million of components for non-valve auto parts and $1.6 million of packaging materials.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2008 and December 31, 2007 were summarized as follows:

	December 31,2008	December 31,2007
Beginning balance	$27,987	$8,769
Add: Increase to allowance	(2,990)	19,218
Less: Accounts written off	—	—

Ending balance	$24,997	$27,987

	December 31, 2008	December 31, 2007
Accounts receivable	$35,822,821	$30,614,226
Less: allowance for doubtful accounts	(24,997)	(27,987)

Account receivable balance, net	$35,797,824	$30,586,239

NOTE 5 - INVENTORIES

On December 31, 2008 and December 31, 2007, inventories consisted of the following:

	December 31, 2008	December 31, 2007

Raw Material	$2,705,224	$2,354,637

Work in process	8,074,488	4,157,643

Finished Goods	8,326,133	1,708,093

Total Inventory	$19,105,845	$8,220,373

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2008 and December 31, 2007:

	December 31,2008	December 31,2007
Machinery	$22,085,672	$18,118,125
Molds	1,275,561	1,193,488
Office equipment	618,403	358,163
Vehicle	972,422	757,311
Building	7,975,248	7,462,096
Sub-Total	32,927,306	27,889,182

Less: Accumulated depreciation	(8,951,886)	(6,094,229)

Fixed Assets, net	$23,975,420	$21,794,953

Depreciation expense charged to operations was $2,375,363 and $1,689,021 for the fiscal year ended December 31, 2008 and 2007, respectively.

NOTE 7 – LAND USE RIGHTS

	December 31,2008	December 31,2007
Cost:	$14,927,340	$13,966,870
Less: Accumulated amortization:	412,357	77,165
Land use rights, net	$14,514,983	$13,889,705

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company is in the process of applying to obtain the land use right certificate. The remaining balance of land use rights as of Dec 31, 2008 is amortized on a straight-line basis over 44 years, its remaining useful lives. Amortization expenses were $335,192 and $77,165 for the fiscal years ended December 31, 2008 and 2007, respectively.

NOTE 8 - INTANGIBLE ASSETS

Gross intangible assets were $161,347, less accumulated amortization of $39,018 for net intangible assets of $ 122,329 as of December 31, 2008. Gross intangible assets were $76,150, less accumulated amortization of $25,116 for net intangible assets of $51,034 as of December 31, 2007. Amortization expenses were $11,770 and $6,035 for the fiscal years ended December 31, 2008 and 2007 respectively. Future estimated amortization expense is as follows:

2009	2010	2011	2012	2013	Thereafter
$16,135	$16,135	$16,135	$16,135	$16,135	$42,115

NOTE 9 - PREPAYMENT

Prepayment consisted of the following as of December 31, 2008 and December 31, 2007:
	December 31,	December 31,
	2008	2007
Raw material suppliers	$878,374	$929,178
Equipment purchase	135,066	407,035

Total prepayment	$1,013,440	$1,336,212

NOTE 10- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as at December 31, 2008 comprise the following:
Dec 31, 2008
Deferred tax assets - current
Provision	3,990
Warranty	277,892
Deferred tax assets	281,883
Valuation allowance	―
Net deferred tax assets - current	281,883

Deferred tax liabilities - current
Revenue	92,655
Deferred tax liabilities - current	92,655

Net deferred tax assets - current	189,228

Deferred tax liabilities - non-current
Land use right	106,826
Deferred tax liabilities - non-current	106,826

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in U.S. and Hong Kong as the Company had no taxable income for the reporting period. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007

Accrued payroll	$617,522	$601,733
Other accrued expenses	1,771,792	1,258,205

Total accrued expenses	$2,389,314	$1,859,938

NOTE 12 - BANK LOANS

Bank loans represented the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Secured	$—	$3,370,328
Less: Current portion	$—	$(3,370,328)
Non-current portion	$—	$—
As of December 31, 2008, the Company had repaid all outstanding short-term loans with banks. The Company did not provide any sort of guarantee to any other parties.

NOTE 13 - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Venture, the Joint Venture is exempted from income taxes in the PRC for the fiscal years ended December 31, 2005 and 2004. Thereafter, the Joint Venture is entitled to a 50% income tax deduction for the following three years ended December 31, 2006, 2007, and 2008. As a result of the Joint Venture obtaining its Sino-foreign joint venture status in 2004, in accordance with applicable PRC tax regulations, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005. Thereafter, the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, the China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture is entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

Additionally, the Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. In addition, in accordance with China's relevant regulations of income taxes, there is a benefit, which 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipments can be used as a tax credit to reduce the current income taxes to the limit of any incremental income taxes in addition to the prior year.The company received an income tax benefit of $377,147 and $991,133 in 2008 and 2007, respectively.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the fiscal year ended on December 31, 2008 and 2007 is as follows:

	2008	2007
Statutory tax rate	25.0%	26.4%
Tax holidays and concessions	-12.5%	-13.2%

Effective tax rate	12.5%	13.2%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31,2008. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States or Hong Kong. The provisions for income taxes for the years ended December 31, 2008 and 2007, respectively, are summarized as follows:
	2008	2007
PRC only:
Current	$1,666,166	$636,976
Deferred	(79,663)	―

Total	$1,586,503	$636,976

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As the result of the implementation of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – In Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of December 31, 2008 and 2007, the Company has no unrecognized tax benefits.

NOTE 14 - LEASES

In December 2006, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for the Joint Venture’s management personnel and staff, respectively. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Future minimum rental payments for the years ended December 31, are as follows:

	2009	2010	2011	2012	2013	Thereafter

Buildings	$281,167	$281,167	$281,167	$68,219	$—	$—
Total	$281,167	$281,167	$281,167	$68,219	$—	$—

NOTE 15 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $6,126 and $110,512 for the fiscal years ended December 31, 2008 and 2007, respectively.

NOTE 16 - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $3,219,895 and $1,795,510 for the fiscal years ended December 31, 2008 and 2007, respectively.

NOTE 17 - WARRANTY CLAIMS

Warranty claims were $1,901,974 and $2,152,978 for the fiscal year ended on December 31, 2008 and 2007 respectively. The movement of accrued warranty expenses for fiscal year 2008 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at Jan 01, 2008	$863,428
Accrued during the fiscal year ended December 31, 2008:	$1,901,974
Less: Actual Paid during the fiscal year ended December 31, 2008:	$1,653,833
Ending balance at December 31, 2008	$1,111,569

NOTE 18 - STOCK COMPENSATION PLAN

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

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904.  This amount is amortized over three years in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was both $59,636 for the fiscal year ended December 31, 2008 and 2007. As of December 31, 2008, there was $ 9,935 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of 0.2 years.

A summary of option activity under the Plan as of December 31, 2008 and changes during the fiscal year ended December 31, 2008 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2008	60,000	$4.79	0.2Years	$—

Exercisable at December 31, 2008	—	—	—	—

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

A summary of option activity under the Plan as of December 31, 2008 and changes during the fiscal year ended December 31, 2008 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted	4,128	$7.25	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2008	4,128	$7.25	1.6Years	$—

Exercisable at December 31, 2008	4,128	$7.25	1.6Years	$—

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

A summary of option activity with respect to the warrants as of December 31, 2008 and changes during the fiscal year ended December 31, 2008 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2008	100,000	$6.25	1.1Years	$—

Exercisable at December 31, 2008	100,000	$6.25	1.1Years	$—

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

NOTE 20 - OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 21 - SUBSEQUENT EVENTS

On March 24, 2009, we collected $1,463,143 of other accounts receivable due from RuiLi Group, one related party.

NOTE 22 – RESTRICTED NET ASSETS

       Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, our PRC subsidiaries and our affiliated PRC entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. As of December 31, 2008 and 2007, the amounts of our restricted net assets were approximately $ 3.1 million and $1.9 million, respectively.

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

Financial Information Of Parent Company
Balance Sheets

	31-Dec-08	31-Dec-07

ASSETS
Current Assets:
Cash and cash equivalents	$32,718	$33,288
Other current assets	16,161	16,161
Total current assets	48,879	49,449
Deferred compensation cost-stock options	9,935	69,571
Investments in subsidiaries	81,952,101	69,521,035

TOTAL ASSETS	$82,010,915	$69,640,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,486,566	2,486,566
Total current liabilities	2,486,566	2,486,566
Total liabilities	2,486,566	2,486,566
Stockholders' equity:
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 and 18,279,254 issued and outstanding as of December 31, 2008 and December 31, 2007 respectively	36,558	36,558
Additional paid-in capital	37,498,452	37,498,452
Retained earnings	41,989,339	29,618,479
Total stockholders' equity	79,524,349	67,153,489

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,010,915	$69,640,055

Financial Information Of Parent Company
Statements Of Income
For Years Ended on Dec 31, 2008 and 2007

	2008	2007

Equity in earnings of subsidiaries	$12,431,066	$10,858,638
General and administrative expenses	59,636	114,045
Financial expenses	570	562

Net income attributable to stockholders	$12,370,860	$10,744,031

Weighted average common share - Basic	18,279,254	18,277,094

Weighted average common share - Diluted	18,279,254	18,323,315

EPS - Basic	0.68	0.59

EPS - Diluted	0.68	0.59

Financial Information Of Parent Company
For Years Ended On December 31, 2008 And 2007

			Additional	Retained
	Number	Common	Paid-in	Earnings	Stockholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance – Jan 1, 2007	18,275,126	36,550	37,444,051	18,874,448	56,355,049

Net Income	―	―	―	10,744,031	10,744,031

Common stock of 4,128 shares issued	4128	8	31,200	―	31,208

4,128 options issued in 2007	―	―	23,201	―	23,201

Ending Balance - December 31, 2007	18,279,254	36,558	37,498,452	29,618,479	67,153,489

Net Income	―	―	―	12,370,860	12,370,860

Ending Balance - December 31, 2008	18,279,254	36,558	37,498,452	41,989,339	79,524,349

Financial Information Of Parent Company
Statements Of Cash Flows
For Years Ended on Dec 31, 2008 and 2007

	2008		2007

Cash flow from operating activities:

Net income		$12,370,860		$10,744,031
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries		(12,431,066)		(10,858,638)
Stock-Based Compensation Expense		59,636		114,045
Changes in other current assets		―		(14,396)
Changes in other current liabilities		―		―
Net cash provided by operating activities		$(570)		$(14,958)

Cash flows from investing activities:
Investment in subsidiaries, net of cash acquired	$	―	$	―

Net cash (used in) provided by investing activities	$	―	$	―

Cash flows from financing activities:
Proceeds from Share Issuance	$	―	$	―

Net cash provided by (used in) financing activities	$	―	$	―

Net change in increase in cash and cash equivalents		$(570)		$(14,958)
Cash and cash equivalents, beginning of period		33,288		48,246
Cash and cash equivalents, end of period		$32,718		$33,288

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and key employees, their ages and the positions they held as of December 31, 2008.

Name	Age	Position

Xiao Ping Zhang	46	Chief Executive Officer and Chairman

Xiao Feng Zhang	41	Chief Operating Officer and Director

Zong Yun Zhou	54	Chief Financial Officer

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors–Committees of the Board of Directors–Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors–Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10th, 2009 and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.           List of Exhibits.  See the Exhibit Index for a list of the exhibits incorporated by reference or filed with this report.

(a)           1.           Financial Statements.

See Item 8 for the financial statements filed with this report.

2.           Financial Statement Schedules.

See Item 8 of this report

(b)           Exhibits required by Item 601 of Regulation S-K.

1.           Financial Statements.

See Item 8 for the financial statements filed with this report.

2.           Financial Statement Schedules.

See Item 8 of this report

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2009.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 30, 2009
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	March 30, 2009
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 30, 2009
Zong Yun Zhou

/s/ Li Min Zhang	Director	March 30, 2009
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 30, 2009
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 30, 2009
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 30, 2009
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 30, 2009
Jung Kang Chang