Form 10-K/A
period 2008-12-31
SORL Auto Parts Inc
filed 2009-04-01
CIK 714284

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

The purpose of this amendment is to re-file Item 8, "Financial Statements and Supplementary Data," which as originally filed failed to include the Auditors' opinion, due to an error in the filing process.

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SORL Auto Parts, Inc. and Subsidiaries
Ruian City, Zhejiang Province
People's Republic of China

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. SORL Auto Parts, Inc. and Subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co. LLP

Rotenberg & Co. LLP
Rochester, New York
March 27, 2009

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2009.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	April 1, 2009
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	April 1, 2009
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	April 1, 2009
Zong Yun Zhou

/s/ Li Min Zhang	Director	April 1, 2009
Li Min Zhang

/s/ Zhi Zhong Wang	Director	April 1, 2009
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	April 1, 2009
Yi Guang Huo

/s/ Jiang Hua Feng	Director	April 1, 2009
Jiang Hua Feng

/s/ Jung Kang Chang	Director	April 1, 2009
Jung Kang Chang