Form 10-Q
period 2009-03-31
SORL Auto Parts Inc
filed 2009-05-13
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
As of March 31, 2009 there were 18,279,254 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

INDEX

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009		December 31, 2008
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	10,746,963	US$	7,795,987
Accounts Receivable, Net of Provision		33,743,368		35,797,824
Notes Receivable		7,358,128		7,536,534
Inventory		16,098,081		19,105,845
Prepayments, including $4,894,825 and $187,813 to related parties at March 31, 2009 and December 31, 2008, respectively.		5,850,780		1,013,440
Other current assets, including $221,585 and $1,906,070 to related parties at March 31, 2009 and December 31, 2008, respectively.		1,645,347		4,445,778
Total Current Assets		75,442,667		75,695,408
Fixed Assets
Property, Plant and Equipment		33,113,414		32,927,306
Less: Accumulated Depreciation		(9,593,264)		(8,951,886)
Property, Plant and Equipment, Net		23,520,150		23,975,420

Land Use Rights, Net		14,429,767		14,514,983

Other Assets
Intangible Assets		161,317		161,347
Less: Accumulated Amortization		(42,838)		(39,018)
Intangible Assets, Net		118,479		122,329
Deferred compensation cost-stock options		–		9,935
Deferred tax assets		363,047		189,228
Total Other Assets		481,526		321,492
Total Assets	US$	113,874,110	US$	114,507,303

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable	US$	2,769,922	US$	4,623,850
Deposit Received from Customers		6,172,697		6,295,857
Income tax payable		481,678		340,138
Accrued Expenses		2,634,749		2,389,314
Other Current Liabilities		363,900		460,124
Total Current Liabilities		12,422,946		14,109,283

Non-Current Liabilities

Deferred tax liabilities		128,167		106,826
Total Liabilities		12,551,113		14,216,109

Stockholders' Equity
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 issued and outstanding as of March 31, 2009 and December 31, 2008		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Reserves		3,221,571		3,126,086
Accumulated other comprehensive income		10,830,966		10,848,248
Retained Earnings		39,624,110		38,774,684
Total SORL Auto Parts, Inc. Stockholders' Equity		91,211,657		90,284,028
Non-controlling Interest In Subsidiaries		10,111,340		10,007,166
Total Equity		101,322,997		100,291,194
Total Liabilities and Stockholders' Equity	US$	113,874,110	US$	114,507,303

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(Unaudited)
For The Three Months Ended on March 31, 2009 and 2008

	Three Months Ended March 31,
	2009		2008

Sales	US$	20,243,738	30,658,442
Include: sales to related parties		137,432	817,918

Cost of Sales		14,730,925	22,016,581

Gross Profit		5,512,813	8,641,861

Expenses:
Selling and Distribution Expenses		1,317,734	1,839,275
General and Administrative Expenses		2,792,749	1,976,201
Financial Expenses		28,962	369,676

Total Expenses		4,139,445	4,185,152

Operating Income		1,373,368	4,456,709

Other Income		39,217	111,078
Non-Operating Expenses		(3,614)	(79,178)

Income Before Provision for Income Taxes		1,408,971	4,488,609

Provision for Income Taxes		357,966	563,474

Net Income	US$	1,051,005	3,925,135

Other Comprehensive Income (Loss)- Foreign Currency Translation Adjustment		(19,202)	3,359,890

Total Comprehensive Income		1,031,803	7,285,025

Less:
Net income Attributable to Non-controlling Interest In Subsidiaries		106,094	394,019

Other Comprehensive Income (Loss) Attributable to Non-controlling Interest's Share		(1,920)	335,989

Total Comprehensive Income (Loss) Attributable to Non-controlling Interest's Share		104,174	730,008

Net income Attributable to Stockholders		944,911	3,531,116

Other Comprehensive Income (Loss) Attributable to Stockholders		(17,282)	(3,023,901)

Total Comprehensive Income (Loss) Attributable to Stockholders		927,629	6,555,017

Weighted average common share - Basic		18,279,254	18,279,254

Weighted average common share - Diluted		18,279,254	18,290,126

EPS - Basic		0.05	0.19

EPS - Diluted		0.05	0.19

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
For The Three Months Ended on March 31, 2009 and 2008

	Three Months Ended March 31,
	2009		2008

Cash Flows from Operating Activities
Net Income	US$	944,911	3,531,116
Adjustments to reconcile net income to net cash from operating activities:
Non-controlling Interest In Subsidiaries		106,094	394,019
Bad Debt Expense		550,156	10,832
Depreciation and Amortization		729,433	654,555
Stock-Based Compensation Expense		9,935	14,909
Changes in Assets and Liabilities:
Account Receivables		1,504,731	(3,949,778)
Notes Receivables		176,990	(628,857)
Other Currents Assets		2,792,782	2,347,575
Inventory		3,004,417	(2,477,972)
Prepayments		(4,837,993)	(1,116,827)
Deferred tax assets		(173,871)	–
Accounts Payable and Notes Payable		(1,853,226)	1,858,290
Income Tax Payable		141,540	139,904
Deposits Received from Customers		(121,974)	482,648
Other Current Liabilities and Accrued Expenses		149,836	(17,038)
Deferred tax liabilities		21,363	–
Net Cash Flows from Operating Activities		3,145,124	1,243,376

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(226,183)	(557,391)
Sales proceeds of disposal of fixed assets		33,795	–
Investment in Intangible Assets		–	(628)

Net Cash Flows from Investing Activities		(192,388)	(558,019)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		–	(2,432,466)

Net Cash flows from Financing Activities		–	(2,432,466)

Effects on changes in foreign exchange rate		(1,760)	139,708

Net Change in Cash and Cash Equivalents		2,950,976	(1,607,401)

Cash and Cash Equivalents- Beginning of the period		7,795,987	4,340,211

Cash and cash Equivalents - End of the period	US$	10,746,963	2,732,810

Supplemental Cash Flow Disclosures:
Interest Paid		13,736	26,044
Tax Paid		368,857	1,883,375

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The Three Months Ended on March 31, 2009 and 2008

			Additional		Retained	Accumu. Other	Total SORL Auto Parts, Inc.
	Number	Common	Paid-in		Earnings	Comprehensive	Stockholders'	Non-controlling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152	80,521,261

Net Income	–	–	–	–	3,531,116	–	3,531,116	394,019	3,925,135

Other Comprehensive Income(Loss)	–	–	–	–	–	3,023,901	3,023,901	335,989	3,359,890

Transfer to reserve	–	–	–	354,618	(354,618)	–	–	–	–

Ending Balance - March 31, 2008	18,279,254	36,558	37,498,452	2,237,597	30,823,429	8,456,090	79,052,126	8,754,160	87,806,286

Beginning Balance - January 1, 2009	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Net Income	–	–	–	–	944,911	–	944,911	106,094	1,051,005

Other Comprehensive Income(Loss)	–	–	–	–	–	(17,282)	(17,282)	(1,920)	(19,202)

Transfer to reserve	–	–	–	95,485	(95,485)	–	–	–	–

Ending Balance - March 31, 2009	18,279,254	36,558	37,498,452	3,221,571	39,624,110	10,830,966	91,211,657	10,111,340	101,322,997

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (the “Company”) is principally engaged in the manufacture and distribution of automotive air brake valves and related components for commercial vehicles weighing more than three tons, such as trucks and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (the “Joint Venture”) in the People’s Republic of China (“PRC” or “China”). The Company distributes products both in China and internationally under the SORL trademarks. The Company’s product range includes approximately 40 categories of brake valves with over 1,000 different specifications.

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

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The adoption of these standards has not had any significant impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The adoption of SAB 110 has not had a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB statement No.133.SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The adoption of SFAS No. 161 has not had significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have any impact on its consolidated financial statements.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The adoption of SFAS 163 has not had any impact on its consolidated financial statements.

In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. Issue No. 07-5 (EITF 07-5), "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-5 has not had any significant impact on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive products, components for valve parts and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd. is the minority shareholder of the Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions are reported for the fiscal quarter ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

PURCHASES FROM :
Ruili Group Co., Ltd.	$2,697,016	$8,504,144
Total Purchases	$2,697,016	$8,504,144

SALES TO:
Ruili Group Co., Ltd.	$137,432	$817,918
Total Sales	$137,432	$817,918

The total purchases from Ruili Group during the first quarter ended March 31, 2009 consisted of approximately $2.4 million of finished products of non-valve auto parts and approximately $0.3 million of packaging materials.

	March 31,	December 31,
	2009	2008
PREPAYMENT
Ruili Group Co., Ltd.	$4,894,825	$187,813
Total	$4,894,825	$187,813

OTHER ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.	$221,585	$1,906,070
Total	$221,585	$1,906,070

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at March 31, 2009 and December 31, 2008 were summarized as follows:

	March 31,	December 31,
	2009	2008
Beginning balance	$24,997	$27,987

Add: Increase to allowance	543,056	(2,990)
Ending balance	$568,053	$24,997

	March 31,	December 31,
	2009	2008
Accounts receivable	$34,311,421	$35,822,821
Less: allowance for doubtful accounts	(568,053)	(24,997)

Account receivable balance, net	$33,743,368	$35,797,824

NOTE F - INVENTORIES

On March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31,	December 31,
	2009	2008
Raw Material	$2,021,563	$2,705,224
Work in process	5,965,398	8,074,488
Finished Goods	8,111,120	8,326,133
Total Inventory	$16,098,081	$19,105,845

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Machinery	$22,217,586	$22,085,672
Molds	1,275,319	1,275,561
Office equipment	620,692	618,403
Vehicle	1,026,086	972,422
Building	7,973,731	7,975,248
Sub-Total	33,113,414	32,927,306

Less: Accumulated depreciation	(9,593,264)	(8,951,886)

Fixed Assets, net	$23,520,150	$23,975,420

Depreciation expense charged to operations was $643,142 and $573,927 for the first quarter ended March 31, 2009 and 2008, respectively.

NOTE H- LAND USE RIGHTS

	March 31,	December 31,
	2009	2008
Cost:	$14,924,502	$14,927,340
Less: Accumulated amortization:	494,735	412,357
Land use rights, net	$14,429,767	$14,514,983

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has applied to obtain the land use right certificate, but has not yet obtained the certificate. Amortization expenses were $82,464 and $78,704 for the first quarter ended March 31, 2009 and 2008, respectively.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $161,317, less accumulated amortization of $42,838 for net intangible assets of $118,479 as of March 31, 2009. Gross intangible assets were $161,347, less accumulated amortization of $39,018 for net intangible assets of $122,329 as of December 31, 2008. Amortization expenses were $3,827 and $1,925 for the first quarter ended March 31, 2009 and 2008 respectively. Future estimated amortization expense is as follows:

2009	2010	2011	2012	2013	Thereafter
$11,481	$15,308	$15,308	$15,308	$15,308	$45,766

NOTE J - PREPAYMENT

Prepayment, including related party transactions described above in Note D, consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Raw material suppliers	$5,313,723	$878,374
Equipment purchase	537,057	135,066
Total prepayment	$5,850,780	$1,013,440

The Company has a contract with the related party Ruili Group in the amount of 90 million RMB, or about $13.1 million USD, for the period from January 1, 2009 to December 31, 2009, to purchase auto parts and materials.

NOTE K - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of March 31, 2009

	31-Mar-09	31-Dec-08
Deferred tax assets - current

Provision	$141,515	$3,990

Warranty	333,400	277,892

Deferred tax assets	474,915	281,883

Valuation allowance	―	―

Net deferred tax assets - current	$474,915	$281,883

Deferred tax liabilities - current

Revenue	$111,868	$92,655

Deferred tax liabilities - current	111,868	92,655

Net deferred tax assets - current	363,047	189,228

Deferred tax liabilities - non-current

Land use right	128,167	106,826

Deferred tax liabilities - non-current	128,167	106,826

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

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Accrued payroll	$554,074	$617,522
Other accrued expenses	2,080,675	1,771,792
Total accrued expenses	$2,634,749	$2,389,314

NOTE M – RESERVE

The reserve funds are comprised of the following:

	March 31,	December 31,
	2009	2008
Statutory surplus reserve fund	$3,221,571	$3,126,086
Total	$3,221,571	$3,126,086

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

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Joint Venture has foreign currency available after meeting its operational needs, the Joint Venture may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank. The reserve fund consists of retained earnings which has been allocated to the statutory reserve fund.

NOTE N - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Ventures, the Joint Venture was exempt from income taxes in the PRC for each of the fiscal years ended December 31, 2005 and 2004. Thereafter, the Joint Venture was entitled to a 50% income tax deduction for each of the three years ended December 31, 2008. Thus, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005, and entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture was entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income.  In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the first quarter ended March 31, 2009 is as follows:

Statutory tax rate	25.0%
Tax Tax holidays and concessions	—

EffeEffective tax rate	25.0%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States or Hong Kong. The provisions for income taxes for the first quarter ended March 31, 2009 and 2008, respectively, are summarized as follows:

	2009	2008
PRC only:
Current	$510,475	$563,474
Deferred	(152,508)	—

Total	$357,967	$563,474

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As the result of the implementation of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – In Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of March 31, 2009 and 2008, the Company has no unrecognized tax benefits. The PRC regulators normally have three years that they can go back to examine corporate tax returns.

NOTE O - LEASES

In December 2006, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are respectively for its management personnel and staff. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Future minimum rental payments for the years ended December 31, are as follows:

	2009	2010	2011	2012	Thereafter
Buildings	$210,882	$281,167	$281,167	$68,219	$—
Total	$210,882	$281,167	$281,167	$68,219	$—

NOTE P - ADVERTISING COSTS

Advertising costs were $0 and $559 for the first quarter ended March 31, 2009 and 2008, respectively.

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $766,451 and $469,298 for the first quarter ended March 31, 2009 and 2008, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims accrued were $266,288 and $447,359 for the first quarter ended March 31, 2009 and 2008, respectively. The change in accrued warranty expenses or the first quarter ended March 31, 2009 was as follows:

Beginning balance at Jan 01, 2009	$1,111,569
Accrued during the first quarter ended March 31, 2009:	$266,288
Less: Actual Paid during the first quarter ended March 31, 2009:	$44,256
Ending balance at March 31, 2009	$1,333,601

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

Pursuant to the Plan, the Company issued 60,000 options with an exercise price of $4.79 per share on March 1, 2006. The 60,000 options became fully vested and exercisable on March 1, 2006, and expired on March 1, 2009.

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

The amortization of deferred stock-based compensation for these equity arrangements was $9,935 for the quarter ended March 31, 2009 and as of March 31, 2009 all expenses related to the 60,000 options issued had been fully amortized.

A summary of option activity under the Plan during the quarter ended March 31, 2009 and changes during the quarter ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—

Granted March 1, 2006	60,000	4.79	3Years	—

Exercised	—	—	—	—

Forfeited	—	—	—	—

Expired	60,000	4.79	—	—

Outstanding at March 31, 2009	—	$—	—	$—

Exercisable at March 31, 2009	—	$—	—	$—

(ii). Subject to all the terms and provisions of the 2005 Stock Compensation Plan, on June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stocks with an exercise price of $7.25 per share. The option became vested and exercisable immediately on the date thereof and will expire, unless exercised, on June 20, 2010.

Number of Shares	% of Shares Issued	Initial Vesting Date

4,128	100%	June 20, 2007

The Company accounts for stock-based compensation in accordance with SFAS No. 123R , “Share-Based Payment.” The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%

Expected Volatility	66.70%

Risk-Free Interest Rate	5.14%

Contractual Term	3 years

Stock Price at Date of Grant	$7.09

Exercise Price	$7.25

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to General and Administrative Expense during 2007.

A summary of option activity under the Plan as of March 31, 2009 and changes during the quarter ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—

Granted June 20, 2007	4,128	$7.25	3Years	—

Exercised	—	—	—	—

Forfeited	—	—	—	—

Outstanding at March 31, 2009	4,128	$7.25	1.3Years	$—

Exercisable at March 31, 2009	4,128	$7.25	1.3Years	$—

(2) On January 5, 2006, the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company would retain Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months from the date of January 5, 2006. The agreement has expired, and unless exercised, the warrants will expire on January 5, 2010.

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

Total expense associated with the 100,000 warrants amounted to $299,052, which, consistent with Financial Accounting Standards Board Interpretation No. 123 (R), was recognized during the fiscal year ended December 31, 2006.

A summary of option activity with respect to the warrants as of March 31, 2009 and changes during the quarter ended March 31, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—

Granted January 5, 2006	100,000	$6.25	4Years	—

Exercised	—	—	—	—

Forfeited	—	—	—	—

Outstanding at March 31, 2009	100,000	$6.25	0.8Years	$—

Exercisable at March 31, 2009	100,000	$6.25	0.8Years	$—

NOTE T- COMMITMENTS AND CONTINGENCIES

Information on lease commitments is provided in Note O.

NOTE U - OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008.

See Note N to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

SALES

	Three Months ended			Three Months ended
	31-MAR-09			31-MAR-08
Air brake valves & related components	$17.3	M	85.6%	$24.1	M	78.5%
Non-valve products	$2.9	M	14.4%	$6.6	M	21.5%
Total	$20.2	M	100%	$30.7	M	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $20,243,738 for the three months ended March 31, 2009, compared with $30,658,442 for the same period 2008, Net sales for the three months ended March 31, 2009 decreased by $10.5 million or 34.2% to $20.2 million. The decrease in sales was primarily due to the global financial crisis and macro-economic recession, which weakened demand from our Chinese and international customers.

The following table sets forth the breakdown of net sales revenue by markets for the first quarter of the 2009 and 2008 fiscal years:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	31-Mar-09	Total Sales	31-Mar-08	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$9.2	45%	$10.7	35%	-14.0%
China Aftermarket	$6.5	32%	$9.9	32%	-34.3%
International market	$4.6	23%	$10.1	33%	-54.5%
Total	$20.2	100%	$30.7	100	-34.2%

With the implementation of China III emission standard beginning on July 1, 2008, the consumption of commercial vehicles equipped with China II engines spurred significantly in the first half year of 2008, which resulted in the higher than usual output and sales volume of commercial vehicles in the first quarter of 2008. However, owing to the global financial crisis, persistent downturn of the macro-economy and weak global auto market, the output and sales of Commercial Vehicle and the demand for air brake valves from our OEM customers declined in the first quarter of 2009. In light of these negative factors, we increasingly focused on the bus and agricultural vehicle market to lessen the negative impact of these factors. Our Chinese OEM sales decreased by $1.5 million, or 14.0%, to $9.2 million for the first quarter of 2009, compared to $10.7 million for the same period of 2008.

Our Chinese Joint Venture achieved total revenue of $6.5 million in Chinese aftermarket sales for the three months ended March 31, 2009, a decrease of $3.4 million, or 34.3% from the same period of last year.

The global financial crisis has negatively affected our international customers, and caused local currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy has made our customers decrease their inventories in order to lower their risk. Consequently, our export sales decreased by $5.5 million or 54.5%, to $4.6 million for the first quarter of 2009, as compared to $10.1 million for the same period of 2008.

COST OF SALES AND GROSS PROFIT

For the quarter ended March 31, 2009, cost of sales was $14,730,925, a decrease of $7,285,656, or 33.1% from $22,016,581 for the same period last year.

From $8,641,861 for the first quarter of 2008 to $5,512,813 for the first quarter of 2009, gross profit decreased by 36.2%, exceeding our revenue decrease rate. Therefore, gross margin decreased 1.0 percentage points for the three months ended March 31, 2009, to 27.2% from 28.2 % for the same period of 2008.

The decrease in gross margin was primarily the result of the decreased output. However, certain fixed production costs, such as depreciation, did not decrease accordingly. We will be committed to increasing management efficiency, improving the technologies of products, and improving product portfolio to increase our gross profit margin. Meanwhile, our continued expansion to the higher-profit bus market will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $1,317,734 for the three months ended March 31, 2009, as compared to $1,839,275 for the same period of 2008, a decrease of $521,541 or 28.4%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. The decrease in selling and distribution expenses for the quarter was primarily due to the following factors:

(1)
Decreased transportation expense: During the first quarter of 2009, transportation costs decreased by $285,295 from $512,908 for the first quarter of 2008. The decrease in transportation expense was mainly due to decreased sales.

(2)
Decreased packaging expense: Packaging costs were $468,762 for the three months ended March 31, 2009, a decrease of $104,340 from $573,102 for the same period of 2008, which was associated with the revenue decrease.

(3)
Decreased product warranty expense. The Company recorded $266,288 of product warranty expenses for the three months ended March 31, 2009, as compared to $447,359 for the three months ended March 30, 2008, a decrease of $181,072.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,792,749 for the three months ended March 31, 2009, as compared to $1,976,201 for the same period of 2008, an increase of $816,548 or 41.3%. The increase was mainly due to the following factors:

(1)	R&D expenses, which is included in general and administrative expenses, increased by $297,153 to $766,451 from $469,298 of R&D expense for the same period of 2008, as discussed below.
(2)
With the impact of the U.S. financial crisis and weakening macro-economic environment, the Company extended the payment term accordingly for accounts receivable for our certain customers. As a result, the Company recorded more allowance for doubtful accounts. Because of better credit record and credit capacity of these customers, we believe we can collect the accounts receivable in a timely manner. During the three months ended March 31, 2009, the bad debt provision was $550,156, as compared to $10,832 for the same period of 2008.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended March 31, 2009, research and development expense was $766,451, as compared to $469,298 for the same period of 2008, an increase of $297,153, mainly because the Company enhanced research and development activities on new products for the bus and agricultural vehicle market segments.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $729,433 for the three months ended March 31, 2009, compared with that of $654,555 for the same period of 2008, an increase of $74,878. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended March 31, 2009 decreased by $340,714 to $28,962 from $369,676 for the same period of 2008, which was mainly attributed to more exchange loss resulted from the accelerated appreciation of Chinese currency against the U.S. dollar during the three months ended March 31, 2008. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $39,217 for the three months ended March 31, 2009, as compared to $111,078 for the three months ended March 31, 2008, a decrease of $71,861.Other income was mainly due to the sales of raw material scraps.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Ventures, the Joint Venture was exempt from income taxes in the PRC for each of the fiscal years ended December 31, 2005 and 2004. Thereafter, the Joint Venture was entitled to a 50% income tax deduction for each of the three years ended December 31, 2008. Thus, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005, and entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture was entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations. Income tax expense of $357,966 and $563,474 was recorded for the quarters ended March 31, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $9,935 for the first quarter ended March 31, 2009 and as of March 31, 2009 all expenses related to 60,000 options issued had been fully amortized.

Although the Company anticipates future issuances of stock awards may have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Joint Venture. Non-controlling interest in subsidiaries amounted to $106,094 and $394,019 for the first quarter ended March 31, 2009 and 2008, respectively.

NET INCOME

The net income for the first quarter ended March 31, 2009 decreased by $2,586,205, to $944,911 from net income of $3,531,116 for the first quarter ended March 31, 2008 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the first quarter ended March 31, 2009 and 2008, were $0.05 and $0.19 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $3,145,124 for the first quarter ended March 31, 2009 compared with $1,243,376 of net cash provided in operating activities in the same period in 2008, an increase of $1,901,748, primarily due to decreases in accounts receivable and inventories compared with March 31, 2008. During the three months ended March 31, 2008, our higher sales resulted in increased accounts receivable and inventories. Since the impact of the U.S. financial crisis and weakening macro-economic, during the three months ended March 31, 2009, the Company decreased sales on credit and placed more emphasis on receivables collection as compared with the same period of last year. Thus, cash flow from operations increased compared with the first quarter of 2008.

At March 31, 2009, the Company had cash and cash equivalents of $10,746,963, as compared to cash and cash equivalents of $7,795,987 at December 31, 2008. The Company had working capital of $63,019,721 at March 31, 2009, as compared to working capital of 61,586,125 at December 31, 2008, reflecting current ratios of 6.07:1 and 5.36:1, respectively.

INVESTING - The Company expended less cash for investing activities in the first quarter of 2009 than in the first quarter of 2008. During the three months ended March 31, 2008, the Company expended net cash of $558,019 in investing activities, including $557,391 for acquisition of property and equipment to support the growth of the business. For the three months ended March 31, 2009, the Company utilized $192,388 in investing activities.

FINANCING - The Company used less cash in financing activities during the first quarter of 2009 than in the first quarter of 2008. The Company had no borrowings under its credit facilities during the quarter ended March 31, 2009, and during the first quarter ended March 31, 2008, the Company repaid all $2,432,466 of its outstanding bank debt.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the first quarter of 2009, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

 Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the minor depreciation of the RMB against the USD during the quarter ended on March 31, 2009, we recorded an exchange loss of $19,202 for the quarter. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company is currently free of indebtedness for borrowed money, we do not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

At March 31, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion in Item 2 above, “Liquidity and Capital Resources”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 13, 2009	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)