Form 10-Q
period 2009-06-30
SORL Auto Parts Inc
filed 2009-08-13
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
As of June 30, 2009 there were 18,279,254 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

		June 30, 2009		December 31, 2008
		(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	15,762,830	US$	7,795,987
Accounts Receivable, Net of Provision		40,764,983		35,797,824
Notes Receivable		8,120,653		7,536,534
Inventory		16,246,168		19,105,845
Prepayments, including $0 and $187,813 to related parties at June 30, 2009 and December 31, 2008, respectively.		1,568,450		1,013,440
Other current assets, including $41,042 and $1,906,070 to related parties at June 30, 2009 and December 31, 2008, respectively.		562,310		4,445,778
Total Current Assets		83,025,394		75,695,408
Fixed Assets
Property, Plant and Equipment		33,494,523		32,927,306
Less: Accumulated Depreciation		(10,247,047)		(8,951,886)
Property, Plant and Equipment, Net		23,247,476		23,975,420

Leasehold Improvements in Progress		465,620		―

Land Use Rights, Net		14,355,711		14,514,983

Other Assets
Deferred compensation cost-stock options		―		9,935
Intangible Assets		161,411		161,347
Less: Accumulated Amortization		(46,692)		(39,018)
Intangible Assets, Net		114,719		122,329
Deferred tax assets		531,512		189,228
Total Other Assets		646,231		321,492
Total Assets	US$	121,740,432	US$	114,507,303

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable, including $1,570,913 and $0 to related parties at June 30, 2009 and December 31, 2008, respectively.	US$	5,487,114	US$	4,623,850
Deposit Received from Customers		6,435,620		6,295,857
Income tax payable		1,281,330		340,138
Accrued Expenses		3,302,262		2,389,314
Other Current Liabilities		371,389		460,124
Total Current Liabilities		16,877,715		14,109,283

Non-Current Liabilities

Deferred tax liabilities		149,616		106,826
Total Liabilities		17,027,331		14,216,109

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of June 30, 2009 and December 31, 2008		―		―
Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 issued and outstanding as of
June 30, 2009 and December 31, 2008		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Reserves		3,521,246		3,126,086
Accumulated other comprehensive income		10,885,312		10,848,248
Retained Earnings		42,321,182		38,774,684
Total SORL Auto Parts, Inc. Stockholders' Equity		94,262,750		90,284,028
Noncontrolling Interest In Subsidiaries		10,450,351		10,007,166
Total Equity		104,713,101		100,291,194
Total Liabilities and Stockholders' Equity	US$	121,740,432	US$	114,507,303

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(Unaudited)
For The Three Months and Six Months Ended June 30,2009 and 2008

		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Sales	US$	29,740,212	42,186,119	49,983,950	72,844,561
Include: sales to related parties		64,179	1,004,231	201,611	1,822,149

Cost of Sales		21,318,699	30,776,773	36,049,624	52,793,354

Gross Profit		8,421,513	11,409,346	13,934,326	20,051,207

Expenses:
Selling and Distribution Expenses		2,060,718	2,771,803	3,378,452	4,611,078
General and Administrative Expenses		2,273,064	2,718,217	5,065,813	4,694,418
Financial Expenses		9,129	383,320	38,091	752,996

Total Expenses		4,342,911	5,873,340	8,482,356	10,058,492

Operating Income		4,078,602	5,536,006	5,451,970	9,992,715

Other Income		176,244	222,762	215,461	333,840
Non-Operating Expenses		(11,002)	(175,785)	(14,616)	(254,963)

Income (Loss) Before Provision for Income Taxes		4,243,844	5,582,983	5,652,815	10,071,592

Provision for Income Taxes		914,125	318,757	1,272,091	882,231

Net Income	US$	3,329,719	5,264,226	4,380,724	9,189,361

Other Comprehensive Income (Loss)- Foreign Currency Translation Adjustment		60,385	2,110,749	41,183	5,470,639

Total Comprehensive Income		3,390,104	7,374,975	4,421,907	14,660,000

Less:
Net income Attributable to Non-controlling Interest In Subsidiaries		332,972	527,929	439,066	921,948

Other Comprehensive Income (Loss) Attributable to Non-controlling Interest's Share		6,039	211,075	4,119	547,064

Total Comprehensive Income (Loss) Attributable to Non-controlling Interest's Share		339,011	739,004	443,185	1,469,012

Net Income Attributable to Stockholders		2,996,747	4,736,297	3,941,658	8,267,413

Other Comprehensive Income (Loss) Attributable to Stockholders		54,346	1,899,674	37,064	4,923,575

Total Comprehensive Income (Loss) Attributable to Stockholders		3,051,093	6,635,971	3,978,722	13,190,988

Weighted average common share - Basic		18,279,254	18,279,254	18,279,254	18,279,254

Weighted average common share - Diluted		18,279,254	18,287,764	18,279,254	18,288,958

EPS - Basic		0.16	0.26	0.22	0.45

EPS - Diluted		0.16	0.26	0.22	0.45

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
For The Three Months and Six Months Ended June 30, 2009 And 2008

		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Cash Flows from Operating Activities
Net Income	US$	2,996,747	4,736,297	3,941,658	8,267,413
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Noncontrolling Interest In Subsidiaries		332,972	527,929	439,066	921,948
Bad Debt Expense		(97,231)	10,450	452,925	21,282
Depreciation and Amortization		746,805	674,504	1,476,238	1,329,059
Stock-Based Compensation Expense		―	14,909	9,935	29,818
Loss on disposal of Fixed Assets		10,098	2,519	10,098	2,519
Changes in Assets and Liabilities:
Account Receivables		(6,897,996)	(2,142,593)	(5,393,265)	(6,092,371)
Notes Receivables		(757,995)	(2,102,462)	(581,005)	(2,731,319)
Other Currents Assets		1,079,180	(165,931)	3,871,962	2,181,644
Inventory		(138,622)	(2,164,427)	2,865,795	(4,642,399)
Prepayments		4,284,501	(712,009)	(553,492)	(1,828,836)
Deferred tax assets		(168,203)	―	(342,074)	―
Leasehold Improvements in Progress		(465,484)	―	(465,484)	―
Accounts Payable and Notes Payable		2,714,776	418,290	861,550	2,276,580
Income Tax Payable		1,281,330	218,643	1,422,870	358,547
Deposits Received from Customers		259,233	828,703	137,259	1,311,351
Other Current Liabilities and Accrued Expenses		190,883	1,220,975	340,719	1,203,937
Deferred tax liabilities		21,367	―	42,730	―
Net Cash Flows from Operating Activities		5,392,361	1,365,797	8,537,485	2,609,173

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(387,131)	(552,037)	(613,314)	(1,109,428)
Sales proceeds of disposal of fixed assets		2,897	―	36,692	―
Investment in Intangible Assets		―	(78,109)	―	(78,737)

Net Cash Flows from Investing Activities		(384,234)	(630,146)	(576,622)	(1,188,165)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		―	930,359	―	(1,502,107)

Net Cash flows from Financing Activities		―	930,359	―	(1,502,107)

Effects on changes in foreign exchange rate		7,740	82,357	5,980	222,065

Net Change in Cash and Cash Equivalents		5,015,867	1,748,367	7,966,843	140,966

Cash and Cash Equivalents- Beginning of the year		10,746,963	2,732,810	7,795,987	4,340,211

Cash and cash Equivalents - End of the period	US$	15,762,830	4,481,177	15,762,830	4,481,177

Supplemental Cash Flow Disclosures:
Interest Paid		―	77,081	13,736	103,125
Tax Paid		261,825	505,146	630,682	2,388,521

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended June 30, 2009 and 2008

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Total SORL Auto Parts, Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - April 1, 2008	18,279,254	36,558	37,498,452	2,237,597	30,823,429	8,456,090	79,052,126	8,754,160	87,806,286

Net Income	―	―	―	―	4,736,297	―	4,736,297	527,929	5,264,226

Other Comprehensive Income(Loss)	―	―	―	―		1,899,674	1,899,674	211,075	2,110,749

Transfer to reserve	―	―	―	424,244	(424,244)	―	―	―	―

Ending Balance - June 30, 2008	18,279,254	36,558	37,498,452	2,661,841	35,135,482	10,355,764	85,688,097	9,493,164	95,181,261

Beginning Balance - April 1, 2009	18,279,254	36,558	37,498,452	3,221,571	39,624,110	10,830,966	91,211,657	10,111,340	101,322,997

Net Income	―	―	―	―	2,996,747	―	2,996,747	332,972	3,329,719

Other Comprehensive Income(Loss)	―	―	―	―	―	54,346	54,346	6,039	60,385

Transfer to reserve	―	―	―	299,675	(299,675)	―	―	―	―

Ending Balance - June 30, 2009	18,279,254	36,558	37,498,452	3,521,246	42,321,182	10,885,312	94,262,750	10,450,351	104,713,101

Six Months Ended June 30, 2009 and 2008
Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152	80,521,261

Net Income	―	―	―	―	8,267,413	―	8,267,413	921,948	9,189,361

Other Comprehensive Income(Loss)	―	―	―	―	―	4,923,575	4,923,575	547,064	5,470,639

Transfer to reserve	―	―	―	778,862	(778,862)	―	―	―	―

Ending Balance - June 30, 2008	18,279,254	36,558	37,498,452	2,661,841	35,135,482	10,355,764	85,688,097	9,493,164	95,181,261

Beginning Balance - January 1, 2009	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Net Income	―	―	―	―	3,941,658	―	3,941,658	439,066	4,380,724

Other Comprehensive Income(Loss)	―	―	―	―	―	37,064	37,064	4,119	41,183

Transfer to reserve	―	―	―	395,160	(395,160)	―	―	―	―

Ending Balance - June 30, 2009	18,279,254	36,558	37,498,452	3,521,246	42,321,182	10,885,312	94,262,750	10,450,351	104,713,101

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

Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), management has evaluated subsequent events through August 13, 2009 (the financial statement issue date).

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

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008.The adoption of these standards has not had any significant impact on its consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010.  The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS 168 on its consolidated financial statements but does not expect it to have a material effect.

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

The following related party transactions are reported for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PURCHASES FROM:
Ruili Group Co., Ltd.	$5,196,406	$10,649,765	$7,893,422	$19,153,909
Total Purchases	$5,196,406	$10,649,765	$7,893,422	$19,153,909
SALES TO:
Ruili Group Co., Ltd.	$64,179	$1,004,231	$201,611	$1,822,149
Total Sales	$64,179	$1,004,231	$201,611	$1,822,149

The total purchases from Ruili Group during the three months ended June 30, 2009 consisted of $4.8 million of finished products of non-valve auto parts and $0.3 million of packaging materials. During the six months ended June 30, 2009, the breakdown was $7.2 million of finished products of non-valve auto parts and approximately $0.6 million of packaging materials.

On September 28, 2007, the Company purchased land use rights, a manufacturing plant, and an office building from Ruili Group for an aggregate purchase price of approximately RMB152 million (approximately $20.1 million translated with an average exchange rate of 7.5567). DTZ Debenham Tie Leung Ltd., an internationally recognized appraiser, appraised the total asset value at RMB154 million (approximately $20.4 million translated with an average exchange rate of 7.5567). RMB69.4 million (approximately $9.1 million translated with an average exchange rate of 7.5567) of the purchase price was paid by the transfer of an existing project of the Company that included construction-in-progress and with the cash generated from operations and a bank credit line. The Company valued the project and the related construction in progress that was transferred to the Ruili Group as part of the purchase price at our historical cost basis in the assets transferred.

	June 30,		December 31,
	2009		2008
PREPAYMENT
Ruili Group Co., Ltd.	$	―		$187,813
Total	$	―		$187,813

OTHER ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.		$41,042		$1,906,070
Total		$41,042		$1,906,070

ACCOUNTS PAYABLE
Ruili Group Co., Ltd.		$1,570,913	$	―
Total		$1,570,913	$	―

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at June 30, 2009 and December 31, 2008 were summarized as follows:

	June 30,	December 31,
	2009	2008
Beginning balance	$24,997	$27,987

Add: Increase to allowance	441,545	(2,990)
Ending balance	$466,542	$24,997

	June 30,	December 31,
	2009	2008
Accounts receivable	$41,231,525	$35,822,821
Less: allowance for doubtful accounts	(466,542)	(24,997)
Account receivable balance, net	$40,764,983	$35,797,824

NOTE F - INVENTORIES

On June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30,	December 31,
	2009	2008
Raw Material	$3,099,729	$2,705,224
Work in process	3,955,774	8,074,488
Finished Goods	9,190,665	8,326,133
Total Inventory	$16,246,168	$19,105,845

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Machinery	$22,586,746	$22,085,672
Molds	1,276,065	1,275,561
Office equipment	625,734	618,403
Vehicle	1,027,578	972,422
Building	7,978,400	7,975,248
Sub-Total	33,494,523	32,927,306

Less: Accumulated depreciation	(10,247,047)	(8,951,886)
Fixed Assets, net	$23,247,476	$23,975,420

Depreciation expense charged to operations was $1,303,639 and $1,164,736 for the six months ended June 30, 2009 and 2008, respectively.

NOTE H- LAND USE RIGHTS

	June 30,	December 31,
	2009	2008
Cost:	$14,933,240	$14,927,340
Less: Accumulated amortization:	577,529	412,357
Land use rights, net	$14,355,711	$14,514,983

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has applied to obtain the land use right certificate, but has not yet obtained the certificate. Amortization expenses were $164,944 and $159,934 for the six months ended June 30, 2009 and 2008, respectively.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $161,411, less accumulated amortization of $46,692 for net intangible assets of $114,719 as of June 30, 2009. Gross intangible assets were $161,347, less accumulated amortization of $39,018 for net intangible assets of $122,329 as of December 31, 2008. Amortization expenses were $7,655 and $2,465 for the six months ended June 30, 2009 and 2008 respectively. Future estimated amortization expense is as follows:

2009	2010	2011	2012	2013	Thereafter
$8,480	$16,135	$16,135	$16,135	$16,135	$41,699

NOTE J - PREPAYMENT

Prepayment consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Raw material suppliers	$1,055,270	$878,374
Equipment purchase	513,180	135,066
Total prepayment	$1,568,450	$1,013,440

NOTE K - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2009

	30-June-09	31-Dec-08
Deferred tax assets - current
Provision	$116,138	$3,990
Warranty	391,304	277,892
Revenue	24,070	―
Deferred tax assets	531,512	281,883
Valuation allowance	―	―
Net deferred tax assets - current	$531,512	$281,883

Deferred tax liabilities - current
Revenue	$ ―	$92,655
Deferred tax liabilities - current	―	92,655

Net deferred tax assets - current	531,512	189,228

Deferred tax liabilities - non-current
Land use right	149,616	106,826
Deferred tax liabilities - non-current	149,616	106,826

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

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Accrued payroll	$1,029,436	$617,522
Other accrued expenses	2,272,826	1,771,792
Total accrued expenses	$3,302,262	$2,389,314

NOTE M – RESERVE

The reserve funds are comprised of the following:

	June 30,	December 31,
	2009	2008
Statutory surplus reserve fund	$3,521,246	$3,126,086
Total	$3,521,246	$3,126,086

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the six months ended June 30, 2009 is as follows:

Statutory tax rate	25.0%
Tax Tax holidays and concessions	—

EffeEffective tax rate	25.0%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States or Hong Kong. The provisions for income taxes for the six months ended June 30, 2009 and 2008, respectively, are summarized as follows:

	2009	2008
PRC only:
Current	$1,571,435	$882,231
Deferred	(299,344)	―
Total	$1,272,091	$882,231

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As the result of the implementation of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – In Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of June 30, 2009 and 2008, the Company has no unrecognized tax benefits. The PRC regulators normally have three years that they can go back to examine corporate tax returns.

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

In May 2009, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from June 2009 to May 2017. The Joint Venture will start to make lease payments and amortize leasehold improvements from January 2010 when the improvement project is completed and the plant is put in use.

Future minimum rental payments for the years ending December 31 are as follows:

	2009		2010	2011	2012	Thereafter
Manufacturing Plant	$	―	$329,136	$329,136	$329,136		$1,453,684
Buildings		$140,583	$281,167	$281,167	$68,219	$	―
Total		$140,583	$610,303	$610,303	$397,355		$1,453,684

NOTE P - ADVERTISING COSTS

Advertising costs were $995 and $4,261 for the six months ended June 30, 2009 and 2008, respectively.

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,557,758 and $1,736,962 for the six months ended June 30, 2009 and 2008, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims were $657,492 and $1,060,353 for the six months ended June 30, 2009 and 2008, respectively. The movement of accrued warranty expenses for the six months ended June 30, 2009 was as follows:

Beginning balance at January 01, 2009	1,111,569
Aggregate reduction for payments made	(203,846)
Aggregate increase for new warranties issued during current period	657,492
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at June 30, 2009:	1,565,215

NOTE S – SEGMENT INFORMATION

The Company produces air brake valves for commercial vehicles weighing more than three tons.  Although it manufactures about 40 varieties of products of air brake valves and related components, they are basically one general line - all air brake valves. Management does not analyze revenues based on different features of air brake valves but on one general line of air brake valves only. Hence, no separate analysis of segment by products is presented as the Company’s only products are air brake valves and related components.

Net sales from our Chinese market were $21.3 million and $28.0 million for the three months ended June 30, 2009 and 2008, respectively. Net sales from international market were $8.4 million and $14.1 million for the three months ended June 30, 2009 and 2008, respectively.

Net sales from our Chinese market were $36.9 million and $48.6 million for the six months ended June 30, 2009 and 2008, respectively. Net sales from international market were $13.0 million and $24.2 million for the six months ended June 30, 2009 and 2008, respectively.

All of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in U.S., Hong Kong or anywhere else in the world outside PRC for the reporting periods.

Our Chinese customer, Dongfeng Axle Co., Ltd., amount to $4,329,308, representing 14.6% of the Company’s total net sales for the three months ended June 30, 2009 and $1,650,875, representing 3.9% of total net sales in the same period of last year.

Our Chinese customer, Dongfeng Axle Co., Ltd., amount to $5,758,585, representing 11.5% of the Company’s total net sales for the six months ended June 30, 2009 and $5,471,105, representing 7.5% of total net sales in the same period of last year.

NOTE T – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the six months ended June 30, 2009 and 2008.

NOTE U – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $724,919 and $1,449,916 for the six month ended June 30, 2009 and 2008, respectively.

NOTE V – STOCK COMPENSATION PLAN

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

As of March 31, 2009 all expenses related to the 60,000 options issued had been fully amortized and the amortization of deferred stock-based compensation for these equity arrangements was $9,935 for the six months ended June 30, 2009.

A summary of option activity under the Plan as of June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
January 1, 2006	—	$—	—	$—
Granted March 1, 2006	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	60,000	4.79	—	—
Outstanding at June 30, 2009	—	$—	—	$—

Exercisable at June 30, 2009	—	$—	—	$—

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	66.70%
Risk-Free Interest Rate	5.14%
Contractual Term	3 years
Stock Price at Date of Grant	$7.09
Exercise Price	$7.25

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to General and Administrative Expense during 2007.

A summary of option activity under the Plan as of June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
January 1, 2007	—	$—	—	$—
Granted June 20, 2007	4,128	$7.25	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2009	4,128	$7.25	1 Year	$—

Exercisable at June 30, 2009	4,128	$7.25	1 Year	$—

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

A summary of option activity with respect to the warrants as of June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
January 1, 2006	—	$—	—	$—
Granted January 5, 2006	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2009	100,000	$6.25	0.5Year	$—

Exercisable at June 30, 2009	100,000	$6.25	0.5Year	$—

NOTE W- COMMITMENTS AND CONTINGENCIES

Information on lease commitments is provided in Note O.

NOTE X - OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Results of Operations

(1) Results of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

SALES
	Three Months ended		Three Months ended
	30-Jun-09		30-Jun-08
	(U.S. dollars in millions)
Air brake valves & related components	$24.7	83%	$31.6	75%
Non-valve products	$5.0	17%	$10.5	25%

Total	$29.7	100%	$42.1	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $29,740,212 and $42,186,119 for the three months ended June 30, 2009 and 2008, respectively. Compared with the same period of 2008, net sales for the three months ended June 30, 2009 decreased by $12.4 million or 29.5% to $29.7 million. The decrease in sales was primarily due to the global financial crisis and macro-economic recession, which weakened demand from our Chinese and international customers.

A breakdown of net sales revenue for these markets for the second quarter of the 2009 and 2008 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	30-June-09	Total Sales	30-June -08	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$14.1	48%	$17.5	42%	-19.4%
China Aftermarket	$7.2	24%	$10.5	25%	-31.4%
International market	$8.4	28%	$14.1	33%	-40.4%
Total	$29.7	100%	$42.1	100%	-29.5%

With the implementation of China III emission standard beginning on July 1, 2008, the consumption of commercial vehicles equipped with China II engines spurred significantly in the first half year of 2008, which resulted in the higher than usual output and sales volume of commercial vehicles in the first half year of 2008. However, owing to the global financial crisis, persistent downturn of the macro-economy and weak global auto market, the output and sales of heavy duty trucks and the demand for air brake valves from our OEM customers declined in the second quarter of 2009. In light of these negative factors, we increasingly focused on the bus and agricultural vehicle market to lessen the negative impact of these factors. As a result of these negative factors and our positive actions, our Chinese OEM sales decreased by $3.4 million, or 19.4%, to $14.1 million for the three months ended June 30, 2009, compared to $17.5 million for the same period of 2008.

Our Chinese Joint Venture achieved total revenue of $7.2 million in Chinese aftermarket sales for the three months ended June 30, 2009, a decrease of $3.3 million, or 31.4% from $10.5 million compared to the same period of last year, as a result of our customers decreasing their inventories in order to lower their risk.

The global financial crisis has negatively affected our international customers, and caused local currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy has made our customers decrease their inventories in order to lower their risk. Consequently, our export sales decreased by $5.7 million or 40.4%, to $8.4 million for the three months ended June 30, 2009, as compared to $14.1 million for the same period of 2008.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended June 30, 2009 were $21,318,699, a decrease of $9,458,074, or 30.7% from $30,776,773 for the same period last year. Our gross profit decreased by 26.2% from $11,409,346 for the second quarter of 2008 to $8,421,513 for the second quarter of 2009.

We focused on increasing management efficiency, improving the technologies of products, and improving product portfolio to increase our gross profit margin. Gross margin increased to 28.3% from 27.0% for the three months ended June 30, 2009 compared with 2008. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $2,060,718 for the three months ended June 30, 2009, as compared to $2,771,803 for the same period of 2008, a decrease of $711,085 or 25.7%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. The decrease in selling and distribution expenses for the three months ended June 30, 2009 was primarily due to the following factors:

(1)
Decreased transportation expense: During the second quarter of 2009, transportation costs decreased by $439,700 to $497,306 from $937,006 for the second quarter of 2008. The decrease in transportation expense was mainly due to decreased sales.

(2)
Decreased product warranty expense. The Company recorded $391,205 of product warranty expenses for the three months ended June 30, 2009, as compared to $612,994 for the three months ended June 30, 2008, a decrease of $221,789, also related to decreased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,273,064 for the three months ended June 30, 2009, as compared to $2,718,217 for the same period of 2008, a decrease of $445,153 or 16.4%.The decrease was mainly due to the decrease in R&D expense, which is included in general and administrative expenses. During the three months ended June 30, 2009, R&D expense decreased by $476,357 to $791,307, as compared to $1,267,664 of R&D expense for the same period of 2008, as discussed below.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2009, research and development expense was $791,307, as compared to $1,267,664 for the same period of 2008, a decrease of $476,357. The Company expects to maintain the ratio of research and development expenses to total sales at approximately 2.5%, the same level as in 2008.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $746,805 for the three months ended June 30, 2009, compared with that of $674,504 for the same period of 2008, an increase of $72,301. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended June 30, 2009 decreased by $374,191 to $9,129 from $383,320 for the same period of 2008, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $176,244 for the three months ended June 30, 2009, as compared to $222,762 for the three months ended June 30, 2008, a decrease of $46,518. The decrease was mainly due to a decrease in sales of raw material scraps for the three months ended June 30, 2009.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations. During the second quarter ended June 30, 2009 and 2008, the Joint Venture received an income tax benefit of $0 and $384,342 for purchase of domestic equipment, respectively, which has been reflected as a reduction to current income tax expense. As a result, income tax expense of $914,125 and $318,757 were recorded for the quarter ended June 30, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Statement No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $0 and $14,909 for the three months ended June 30, 2009 and 2008, respectively. As of March 31, 2009, all expenses related to 60,000 options issued had been fully amortized.

Although the Company anticipates future issuances of stock awards may have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $332,972 and $527,929 for the quarters ended June 30, 2009 and 2008, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended June 30, 2009 decreased by $1,739,551, to $2,996,746 from $4,736,297 for the quarter ended June 30, 2008 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended June 30, 2009 and 2008, were $0.16 and $0.26 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $5,392,361 for three months ended June 30, 2009 compared with $1,365,797 of net cash provided in operating activities in the same period in 2008, an increase of $4,026,564, primarily due to the increased cash flow contributed by changes in prepayments, inventory, other current assets, income tax payable, and notes receivable and payable.

At June 30, 2009, the Company had cash and cash equivalents of $15,762,830, as compared to cash and cash equivalents of $7,795,987 at December 31, 2008. The Company had working capital of $66,147,679 at June 30, 2009, as compared to working capital of $61,586,125 at December 31, 2008, reflecting current ratios of 4.92:1 and 5.36:1, respectively.

INVESTING - The Company expended less cash for investing activities in the second quarter of 2009 than in the second quarter of 2008. During the three months ended June 30, 2008, the Company expended net cash of $630,146 in investing activities, including $552,037 for acquisition of property and equipment to support the growth of the business. For the three months ended June 30, 2009, the Company utilized $384,234 in investing activities.

FINANCING - The Company had no borrowings under its credit facilities during the quarter ended June 30, 2009. During the second quarter ended June 30, 2008, the Company borrowed $1,967,686 and repaid $1,037,327 of its outstanding debt.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the second quarter of 2009, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

        Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the minor appreciation of the RMB against the USD during the quarter ended on June 30, 2009, (i) we recorded an exchange loss of $17,120 from export sales for which the payments to us were in USD, and (ii) we also recorded a foreign currency translation adjustment of $54,346 for the quarter, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company is currently free of indebtedness for borrowed money, we do not have any interest rate risk at present. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

At June 30, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

(2) Results of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

SALES

	Six months ended		Six months ended
	30-Jun-09		30-Jun-08
	(U.S. dollars in millions)
Air brake valves & related components	$42.1	84%	$55.7	77%
Non-valve products	$7.9	16%	$17.1	23%

Total	$50.0	100%	$72.8	100%

Sales consist of air brake valves and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $49,983,950 and $72,844,561 for the six months ended June 30, 2009 and 2008, respectively. Compared with the same period of 2008, net sales for the six months ended June 30, 2009 decreased by $22.8 million or 31.3% to $50.0 million. The decrease in sales was primarily due to the global financial crisis and macro-economic recession, which weakened demand from our Chinese and international customers.

A breakdown of net sales revenue for these markets for the six months ended June 30, 2009 and 2008 fiscal years, respectively, is set forth below:

	Six months	Percent	Six months	Percent
	ended	of	ended	of	Percentage
	30-Jun-09	Total Sales	30-Jun-08	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$23.3	47%	$28.2	39%	-17.7%
China Aftermarket	$13.7	27%	$20.4	28%	-32.8%
International market	$13.0	26%	$24.2	33%	-46.3%
Total	$50.0	100%	$72.8	100%	-31.5%

With the implementation of China III emission standard beginning on July 1, 2008, the consumption of commercial vehicles equipped with China II engines spurred significantly in the first half year of 2008, which resulted in the higher than usual output and sales volume of commercial vehicles in the first half year of 2008. However, owing to the global financial crisis, persistent downturn of the macro-economy and weak global auto market, the output and sales of heavy duty trucks and the demand for air brake valves from our OEM customers declined in the six months ended June 30, 2009. In light of these negative factors, we increasingly focused on the bus and agricultural vehicle market to lessen the negative impact of these factors. As a result of these negative factors and our positive actions, our Chinese OEM sales decreased by $5.0 million, or 17.7%, to $23.2 million for the six months ended June 30, 2009, compared to $28.2 million for the same period of 2008.

Our Chinese Joint Venture achieved total revenue of $13.7 million in Chinese aftermarket sales for the six months ended June 30, 2009, a decrease of $6.7 million, or 32.8% from $20.4 million compared to the same period of last year, as a result of our customers decreasing their inventories in order to lower their risk.

The global financial crisis has negatively affected our international customers, and caused local currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy has made our customers decrease their inventories in order to lower their risk. Consequently, our export sales decreased by $11.2 million or 46.3%, to $13.0 million for the six months ended June 30, 2009, as compared to $24.2 million for the same period of 2008.

COST OF SALES AND GROSS PROFIT

For the six months ended June 30, 2009, cost of sales was $36,049,624, a decrease of $16,743,730, or 31.7% from $52,793,354 for the same period last year. Our gross profit decreased by 30.5% from $20,051,207 for the six months ended June 30, 2008 to $13,934,326 for the six months ended June 30, 2009.

We focused on increasing management efficiency, improving the technologies of products, and improving product portfolio to increase our gross profit margin. Gross margin increased by 0.4% for the six months ended June 30, 2009, to 27.9% from 27.5 % for the same period of 2008. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,378,452 for the six months ended June 30, 2009, as compared to $4,611,078 for the same period of 2008, a decrease of $1,232,626 or 26.7%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. The decrease in selling and distribution expenses for the quarter was primarily due to the following factors:

(1)
Decreased transportation expense: During the six months ended June 30, 2009, transportation costs decreased by $724,997 to $724,919 from $1,449,916 for the six months ended June 30, 2008. The decrease in transportation expense was mainly due to decreased sales.

(2)
Decreased product warranty expense. The Company recorded $657,452 of product warranty expenses for the six months ended June 30, 2009, as compared to $1,060,353 for the six months ended June 30, 2008, a decrease of $402,901, also related to decreased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,065,813 for the six months ended June 30, 2009, as compared to $4,694,418 for the same period of 2008, an increase of $371,395 or 7.9% mainly due to the following factor:

With the impact of the U.S. financial crisis and weakening macro-economic environment, the Company extended its payment terms on accounts receivable from certain customers. As a result, the Company recorded more allowance for doubtful accounts in the first quarter of 2009. During the six months ended June 30, 2009, the bad debt provision was $452,925, as compared to $21,282 for the same period of 2008.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2009, research and development expense was $1,557,758, as compared to $1,736,962 for the same period of 2008, a decrease of $179,204.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,476,238 for the six months ended June 30, 2009, compared with that of $1,329,059 for the same period of 2008, an increase of $147,179. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the six months ended June 30, 2009 decreased by $714,905 to $38,091 from $752,996 for the same period of 2008, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $215,461 for the six months ended June 30, 2009, as compared to $333,840 for the six months ended June 30, 2008, a decrease of $118,379. The decrease was mainly due to a decrease in sales of raw material scraps for the six months ended June 30, 2009.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations. During the six months ended June 30, 2009 and 2008, the Joint Venture received an income tax benefit of $0 and $384,342 for purchase of domestic equipment, respectively, which has been reflected as a reduction to current income tax expense. As a result, income tax expense of $1,272,091 and $882,231 were recorded for the six months ended June 30, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with Financial Accounting Standards Board Statement No. 123R. The amortization of deferred stock-based compensation for these equity arrangements was $9,935 and $29,818 for the six months ended June 30, 2009 and 2008, respectively. As of March 31, 2009, all expenses related to 60,000 options issued had been fully amortized.

Although the Company anticipates future issuances of stock awards may have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $439,066 and $921,948 for the six months ended June 30, 2009 and 2008, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the six months ended June 30, 2009 decreased by $4,325,755, to $3,941,658 from $8,267,413 for the six months ended June 30, 2008 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the six months ended June 30, 2009 and 2008, were $0.22 and $0.45 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $8,537,485 for six months ended June 30, 2009 compared with $2,609,173 of net cash provided in operating activities in the same period in 2008, an increase of $5,928,312, primarily due to the increased cash flow contributed by changes in prepayments, inventory, other current assets, income tax payable and notes receivable.

At June 30, 2009, the Company had cash and cash equivalents of $15,762,830, as compared to cash and cash equivalents of $7,795,987 at December 31, 2008. The Company had working capital of $66,147,679 at June 30, 2009, as compared to working capital of $61,586,125 at December 31, 2008, reflecting current ratios of 4.92:1 and 5.36:1, respectively.

INVESTING - The Company expended less cash for investing activities in the six months ended June 30, 2009 than in the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company expended net cash of $1,188,165 in investing activities, including $1,109,428 for acquisition of property and equipment to support the growth of the business. For the six months ended June 30, 2009, the Company utilized $576,622 in investing activities.

FINANCING - The Company had no borrowings under its credit facilities during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company borrowed $1,967,686 and repaid $3,469,793 of its outstanding debt.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the six months ended June 30, 2009, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

 Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the minor appreciation of the RMB against the USD during the six months ended on June 30, 2009, (i) we recorded an exchange loss of $36,322 from export sales for which the payments to us were in USD, and (ii) we also recorded a foreign currency translation adjustment of $37,064 for the six months ended on June 30, 2009, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company is currently free of indebtedness for borrowed money, we do not have any interest rate risk at present. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

As of June 30, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 10, 2009, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected Xiao Ping Zhang, Xiao Feng Zhang, Jung Kang Chang, Li Min Zhang, Zhi Zhong Wang, Yi Guang Huo and Jiang Hua Feng as directors, approved the Amended and Restated Certificate of Incorporation of the Company and ratified the appointment of Rotenberg & LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The stockholders did not approve an amendment to the Certificate of Incorporation of the Company to delete an anti-takeover provision. The following table sets forth the votes for, against and votes withheld with respect to each matter.

1.	Election of Directors

	For	Withheld
Xiao Ping Zhang	17,080,484	73,711
Xiao Feng Zhang	17,078,860	75,335
Jung Kang Chang	16,954,187	200,008
Li Min Zhang	17,074,821	79,374
Zhi Zhong Wang	17,076,461	77,734
Yi Guang Huo	17,076,559	77,636
Jiang Hua Feng	17,964,759	189,436

2.	To approve an Amendment to our Certificate of Incorporation to delete an anti-takeover provision

For	Against	Abstain	Not Voted
13,923,532	20,243	52,800	3,157,620

3.	To approve an Amended and restated Certificate of Incorporation

For	Against	Abstain	Not Voted
13,922,109	21,752	52,714	3,157,620

4.	Ratification of Auditors

For	Against	Abstain
16,817,196	24,795	312,204

ITEM 6. EXHIBITS

(a)	Exhibits:

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : August 13, 2009	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou Name: Zong Yun Zhou Title: Chief Financial Officer
(Principal Financial Officer)