Form 10-Q
period 2009-09-30
SORL Auto Parts Inc
filed 2009-11-13
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2009

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

As of September 30, 2009 there were 18,279,254 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2009

INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)	1

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30, 2009 and 2008	3

	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the Three months and Nine Months Ended September 30, 2009 and 2008	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 6.	Exhibits	30

SIGNATURES		30

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009		December 31, 2008
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	12,542,642	US$	7,795,987
Accounts Receivable, Net of Provision		42,598,949		35,797,824
Notes Receivable		11,270,861		7,536,534
Inventory		15,874,610		19,105,845
Prepayments, including $0 and $187,813 to related parties at September 30, 2009 and December 31, 2008, respectively.		6,083,150		1,013,440
Other current assets, including $154,995 and $1,906,070 to related parties at September 30, 2009 and December 31, 2008, respectively.		493,450		4,445,778
Total Current Assets		88,863,662		75,695,408

Fixed Assets
Property, Plant and Equipment		34,329,214		32,927,306
Less: Accumulated Depreciation		(10,910,816)		(8,951,886)
Property, Plant and Equipment, Net		23,418,398		23,975,420

Leasehold Improvements in Progress		465,818		―

Land Use Rights, Net		14,279,268		14,514,983

Other Assets
Deferred compensation cost-stock options		―		9,935
Intangible Assets		161,480		161,347
Less: Accumulated Amortization		(50,543)		(39,018)
Intangible Assets, Net		110,937		122,329
Deferred tax assets		370,305		189,228
Total Other Assets		481,242		321,492
Total Assets	US$	127,508,388	US$	114,507,303

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable and Notes Payable, including $1,676,153 and $0 to related parties at September 30, 2009 and December 31, 2008, respectively.	US$	6,694,424	US$	4,623,850
Deposit Received from Customers		6,188,582		6,295,857
Income tax payable		1,677,143		340,138
Accrued Expenses		3,253,979		2,389,314
Other Current Liabilities		531,957		460,124
Total Current Liabilities		18,346,085		14,109,283

Non-Current Liabilities

Deferred tax liabilities		171,062		106,826
Total Liabilities		18,517,147		14,216,109

Stockholders' Equity
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of September 30, 2009 and December 31, 2008		―		―

Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,279,254 issued and outstanding as of September 30, 2009 and December 31, 2008		36,558		36,558
Additional Paid In Capital		37,498,452		37,498,452
Reserves		3,902,190		3,126,086
Accumulated other comprehensive income		10,926,200		10,848,248
Retained Earnings		45,749,676		38,774,684
Total SORL Auto Parts, Inc. stockholders' equity		98,113,076		90,284,028
Noncontrolling Interest In Subsidiaries		10,878,165		10,007,166
Total Equity		108,991,241		100,291,194
Total Liabilities and Stockholders' Equity	US$	127,508,388	US$	114,507,303

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(Unaudited)
For The Three Months and Nine Months Ended September 30,2009 and 2008

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2009		2008	2009	2008
Sales	US$	33,989,937	32,967,579	83,973,887	105,812,140
Include: sales to related parties		181,873	540,304	383,484	2,362,453

Cost of Sales		25,116,609	24,550,613	61,166,233	77,343,967

Gross Profit		8,873,328	8,416,966	22,807,654	28,468,173

Expenses:
Selling and Distribution Expenses		2,131,054	2,261,143	5,509,506	6,872,221
General and Administrative Expenses		1,804,368	3,018,390	6,870,181	7,712,808
Including: Research and development expenses		410,397	721,897	1,968,155	2,458,859
Financial Expenses		37,216	221,694	75,307	974,690

Total Expenses		3,972,638	5,501,227	12,454,994	15,559,719

Operating Income		4,900,690	2,915,739	10,352,660	12,908,454

Other Income		121,567	276,752	337,028	610,592
Non-Operating Expenses		(61,226)	(119,677)	(75,842)	(374,640)

Income Before Provision for Income Taxes		4,961,031	3,072,814	10,613,846	13,144,406

Provision for Income Taxes		728,322	468,935	2,000,413	1,351,166

Net Income	US$	4,232,709	2,603,879	8,613,433	11,793,240

Other Comprehensive Income - Foreign Currency Translation Adjustment		45,431	578,065	86,614	6,048,704

Total Comprehensive Income		4,278,140	3,181,944	8,700,047	17,841,944

Less:
Net income Attributable to Non-controlling Interest In Subsidiaries		423,271	261,904	862,337	1,183,852

Other Comprehensive Income Attributable to Non-controlling Interest's Share		4,543	57,807	8,662	604,871

Total Comprehensive Income Attributable to Non-controlling Interest's Share		427,814	319,711	870,999	1,788,723

Net Income Attributable to Stockholders		3,809,438	2,341,975	7,751,096	10,609,388

Other Comprehensive Income Attributable to Stockholders		40,888	520,258	77,952	5,443,833

Total Comprehensive Income Attributable to Stockholders		3,850,326	2,862,233	7,829,048	16,053,221

Weighted average common share - Basic		18,279,254	18,279,254	18,279,254	18,279,254

Weighted average common share - Diluted		18,279,254	18,283,011	18,279,254	18,287,094

EPS - Basic		0.21	0.13	0.42	0.58

EPS - Diluted		0.21	0.13	0.42	0.58

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
For The Three Months and Nine Months Ended September 30, 2009 And 2008

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2009		2008	2009	2008
Cash Flows from Operating Activities
Net Income	US$	3,809,438	2,341,975	7,751,096	10,609,388
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		423,271	261,904	862,337	1,183,852
Bad Debt Expense		(450,102)	666,231	2,823	687,513
Depreciation and Amortization		757,613	695,872	2,233,851	2,024,931
Stock-Based Compensation Expense		―	14,909	9,935	44,727
Loss on disposal of Fixed Assets		1,734	23,176	11,832	25,695
Changes in Assets and Liabilities:
Account Receivables		(1,363,177)	2,220,955	(6,756,442)	(3,871,416)
Notes Receivables		(3,146,091)	6,053,775	(3,727,096)	3,322,456
Other Currents Assets		66,151	(1,347,718)	3,938,113	833,926
Inventory		378,378	(7,198,208)	3,244,173	(11,840,607)
Prepayments		(4,513,075)	596,577	(5,066,567)	(1,232,259)
Deferred tax assets		161,398	―	(180,676)	―
Accounts Payable and Notes Payable		1,204,723	(2,958,382)	2,066,273	(681,802)
Income Tax Payable		395,813	(240,729)	1,818,683	117,818
Deposits Received from Customers		(249,718)	1,953,771	(112,459)	3,265,122
Other Current Liabilities and Accrued Expenses		110,096	(85,437)	450,815	1,118,500
Deferred tax liabilities		21,378	―	64,108	―
Net Cash Flows from Operating Activities		(2,392,170)	2,998,671	6,610,799	5,607,844

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(834,010)	(1,559,786)	(1,447,324)	(2,669,214)
Leasehold Improvements in Progress		―	―	(465,484)	―
Sales proceeds of disposal of fixed assets		―	―	36,692	―
Investment in Intangible Assets		―	―	―	(78,737)

Net Cash Flows from Investing Activities		(834,010)	(1,559,786)	(1,876,116)	(2,747,951)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		―	―	―	(1,502,107)

Net Cash flows from Financing Activities		―	―	―	(1,502,107)

Effects on changes in foreign exchange rate		5,992	30,925	11,972	252,990

Net Change in Cash and Cash Equivalents		(3,220,188)	1,469,810	4,746,655	1,610,776

Cash and Cash Equivalents- Beginning of the period		15,762,830	4,481,177	7,795,987	4,340,211

Cash and cash Equivalents - End of the period	US$	12,542,642	5,950,987	12,542,642	5,950,987

Supplemental Cash Flow Disclosures:
Interest Paid		―	33,564	13,736	136,689
Tax Paid		845,072	512,562	1,475,754	2,901,083

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2009 and 2008

			Additional			Accumu. Other	Total SORL Auto Parts, Inc.
	Number	Common	Paid-in		Retained	Comprehensive	Shareholders'	Noncontrolling
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Total Equity
Beginning Balance - July 1, 2008	18,279,254	36,558	37,498,452	2,661,841	35,135,482	10,355,764	85,688,097	9,493,164	95,181,261

Net Income	―	―	―	―	2,341,975	―	2,341,975	261,904	2,603,879

Other Comprehensive Income	―	―	―	―	―	520,258	520,258	57,807	578,065

Transfer to reserve	―	―	―	235,714	(235,714)	―	―	―	―

Ending Balance – September 30, 2008	18,279,254	36,558	37,498,452	2,897,555	37,241,743	10,876,022	88,550,330	9,812,875	98,363,205

Beginning Balance - July 1, 2009	18,279,254	36,558	37,498,452	3,521,246	42,321,182	10,885,312	94,262,750	10,450,351	104,713,101

Net Income	―	―	―	―	3,809,438	―	3,809,438	423,271	4,232,709

Other Comprehensive Income	―	―	―	―	―	40,888	40,888	4,543	45,431

Transfer to reserve	―	―	―	380,944	(380,944)	―	―	―	―

Ending Balance – September 30, 2009	18,279,254	36,558	37,498,452	3,902,190	45,749,676	10,926,200	98,113,076	10,878,165	108,991,241

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2009 and 2008

			Additional			Accumu. Other
	Number	Common	Paid-in		Retained	Comprehensive	Shareholders'	Noncontrolling
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Total Equity
Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152	80,521,261

Net Income	―	―	―	―	10,609,388	―	10,609,388	1,183,852	11,793,240

Other Comprehensive Income	―	―	―	―	―	5,443,833	5,443,833	604,871	6,048,704

Transfer to reserve	―	―	―	1,014,576	(1,014,576)	―	―	―	―

Ending Balance - September 30, 2008	18,279,254	36,558	37,498,452	2,897,555	37,241,743	10,876,022	88,550,330	9,812,875	98,363,205

Beginning Balance - January 1, 2009	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Net Income	―	―	―	―	7,751,096	―	7,751,096	862,337	8,613,433

Other Comprehensive Income	―	―	―	―	―	77,952	77,952	8,662	86,614

Transfer to reserve	―	―	―	776,104	(776,104)	―	―	―	―

Ending Balance - September 30, 2009	18,279,254	36,558	37,498,452	3,902,190	45,749,676	10,926,200	98,113,076	10,878,165	108,991,241

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (the “Company”) is principally engaged in the manufacture and distribution of automotive air brake systems and related components for commercial vehicles weighing more than three tons, such as trucks and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (the “Joint Venture”) in the People’s Republic of China (“PRC” or “China”). The Company distributes products both in China and internationally under the SORL trademarks. The Company’s product range includes approximately 40 categories of brake valves with over 1,000 different specifications.

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

Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Financial Accounting Standard Board (“FASB”) ASC 855-10 (Prior authoritative literature: FASB Statement No. 165 “Subsequent Events”), management has evaluated subsequent events through November 13, 2009 (the financial statement issue date).

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In December 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, FASB ASC 810-10-65 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

FASB ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The adoption of these standards has not had any significant impact on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The Company is evaluating the impact the adoption of FASB ASC 860-10-05 will have on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature SFAS 166 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The Company is evaluating the impact of the adoption of FASB ASC 810-10-05 will have on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (Prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces prior authoritative literature SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of FASB ASC 105-10 has had a material effect on its consolidated financial statements.

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

The following related party transactions are reported for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

PURCHASES FROM:
Ruili Group Co., Ltd.	$4,240,790	$9,295,010	$12,134,212	$28,448,919

Total Purchases	$4,240,790	$9,295,010	$12,134,212	$28,448,919

SALES TO:
Ruili Group Co., Ltd.	$181,873	$540,304	$383,484	$2,362,453

Total Sales	$181,873	$540,304	$383,484	$2,362,453

The total purchases from Ruili Group during the three months ended September 30, 2009 consisted of $3.9 million of finished products of non-valve auto parts and $0.3 million of packaging materials. During the nine months ended September 30, 2009, the breakdown was $11.1million of finished products of non-valve auto parts and approximately $0.9 million of packaging materials.

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

	September 30,		December 31,
	2009		2008

PREPAYMENT

Ruili Group Co., Ltd.	$	―		$187,813

Total	$	―		$187,813

OTHER ACCOUNTS RECEIVABLE

Ruili Group Co., Ltd.		$154,995		$1,906,070

Total		$154,995		$1,906,070

ACCOUNTS PAYABLE

Ruili Group Co., Ltd.		$1,676,153	$	―

Total		$1,676,153	$	―

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at September 30, 2009 and December 31, 2008 were summarized as follows:

	September 30,	December 31,
	2009	2008

Beginning balance	$24,997	$27,987

Add: Increase to allowance	(11,446)	(2,990)

Ending balance	$13,551	$24,997

	September 30,	December 31,
	2009	2008

Accounts receivable	$42,612,500	$35,822,821

Less: allowance for doubtful accounts	(13,551)	(24,997)

Account receivable balance, net	$42,598,949	$35,797,824

NOTE F - INVENTORIES

On September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30,	December 31,
	2009	2008

Raw Material	$3,626,312	$2,705,224

Work in process	3,114,928	8,074,488

Finished Goods	9,133,370	8,326,133

Total Inventory	$15,874,610	$19,105,845

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Machinery	$23,354,710	$22,085,672

Molds	1,276,607	1,275,561

Office equipment	660,743	618,403

Vehicle	1,055,366	972,422

Building	7,981,788	7,975,248

Sub-Total	34,329,214	32,927,306

Less: Accumulated depreciation	(10,910,816)	(8,951,886)

Fixed Assets, net	$23,418,398	$23,975,420

Depreciation expense charged to operations was $1,974,900 and $1,774,361 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE H- LAND USE RIGHTS

	September 30,	December 31,
	2009	2008

Cost:	$14,939,581	$14,927,340
Less: Accumulated amortization:	(660,313)	(412,357)
Land use rights, net	$14,279,268	$14,514,983

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has applied to obtain the land use right certificate, but has not yet obtained the certificate. Amortization expenses were $247,466 and $242,356 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $161,480, less accumulated amortization of $50,543 for net intangible assets of $110,937 as of September 30, 2009. Gross intangible assets were $161,347, less accumulated amortization of $39,018 for net intangible assets of $122,329 as of December 31, 2008. Amortization expenses were $11,485 and $8,215 for the nine months ended September 30, 2009 and 2008 respectively. Future estimated amortization expense is as follows:

2009	2010	2011	2012	2013	Thereafter

$4,650	$16,135	$16,135	$16,135	$16,135	$41,699

NOTE J - PREPAYMENT

Prepayment consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Raw material suppliers	$3,329,716	$878,374

Equipment purchase	2,753,434	135,066

Total prepayment	$6,083,150	$1,013,440

NOTE K - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2009

	30-Sep-09	31-Dec-08

Deferred tax assets - current

Provision	$3,637	$3,990

Warranty	290,717	277,893

Revenue	124,910	―

Deferred tax assets	419,264	281,883

Valuation allowance	―	―

Net deferred tax assets - current	$419,264	$281,883

Deferred tax liabilities - current Revenue	$48,959	$92,655

Deferred tax liabilities - current	48,959	92,655

Net deferred tax assets - current	$370,305	$189,228

Deferred tax liabilities - non-current

Land use right	171,062	106,826
Deferred tax liabilities - non-current	$171,062	$106,826

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

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Accrued payroll	$1,303,426	$617,522

Other accrued expenses	1,950,553	1,771,792

Total accrued expenses	$3,253,979	$2,389,314

NOTE M – RESERVE

The reserve funds are comprised of the following:

	September 30,	December 31,
	2009	2008

Statutory surplus reserve fund	$3,902,190	$3,126,086

Total	$3,902,190	$3,126,086

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the nine months ended September 30, 2009 is as follows:

Statutory tax rate	25.0%

Tax Tax holidays and concessions	—

EffeEffective tax rate	25.0%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States or Hong Kong. The provisions for income taxes for the nine months ended September 30, 2009 and 2008, respectively, are summarized as follows:

	2009	2008
PRC only:
Current	$2,116,981	$1,351,166
Deferred	(116,568)	―

Total	$2,000,413	$1,351,166

The Company adopted the provisions of FASB ASC 740-10-05 (Prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10-05, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of September 30, 2009 and 2008, the Company has no unrecognized tax benefits. The PRC regulators normally have three years that they can go back to examine corporate tax returns.

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

In May 2009, the Joint Venture has entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. The Joint Venture will start to make lease payments and amortize leasehold improvements from January 2010 when the improvement project is completed and the plant is put in use.

Future minimum rental payments for the years ending December 31 are as follows:

	2009		2010	2011	2012	Thereafter
Manufacturing Plant	$	―	$329,136	$329,136	$329,136		$1,453,684
Buildings		$70,248	$281,167	$281,167	$68,219	$	―
Total		$70,248	$610,303	$610,303	$397,355		$1,453,684

NOTE P - ADVERTISING COSTS

Advertising costs were $2,532 and $4,261 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE Q - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,968,155 and $2,458,859 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE R - WARRANTY CLAIMS

Warranty claims were $1,104,598 and $1,539, 396 for the nine months ended September 30, 2009 and 2008, respectively. The movement of accrued warranty expenses for the nine months ended September 30, 2009 was as follows:
Beginning balance at January 01, 2009	1,111,569
Aggregate reduction for payments made	(1,053,297)
Aggregate increase for new warranties issued during current period	1,104,598
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at September 30, 2009:	1,162,870

NOTE S – SEGMENT INFORMATION

The Company produces air brake systems for commercial vehicles weighing more than three tons. Although it manufactures about 40 varieties of products of air brake systems and related components, they are basically one general line - air brake systems. Management does not analyze revenues based on different features of air brake systems but on one general line of air brake systems only. Hence, no separate analysis of segment by products is presented as the Company’s only products are air brake systems and related components.

Net sales from our Chinese market were $26.1 million and $18.8 million for the three months ended September 30, 2009 and 2008, respectively. Net sales from international market were $7.8 million and $14.1 million for the three months ended September 30, 2009 and 2008, respectively.

Net sales from our Chinese market were $63.1 million and $67.4 million for the nine months ended September 30, 2009 and 2008, respectively. Net sales from international market were $20.8 million and $38.3 million for the nine months ended September 30, 2009 and 2008, respectively.

All of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in U.S., Hong Kong or anywhere else in the world outside PRC for the reporting periods.

For the three months ended September 30, 2009, our three biggest customers Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works accounted for approximately 9.8%, 9.4% and 6.3% of our total sales revenue, respectively. For the three months ended September 30, 2008, Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works accounted for approximately 1.3%, 4.2% and 2.8% of our total sales revenue, respectively.

For the nine months ended September 30, 2009, our three biggest customers Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works accounted for approximately 10.8%, 7.3% and 4.1% of our total sales revenue, respectively. For the nine months ended September 30, 2008, Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works accounted for approximately 5.6%, 4.7% and 2.7% of our total sales revenue, respectively.

NOTE T – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the nine months ended September 30, 2009 and 2008.

NOTE U – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,198,654 and $2,134,569 for the nine month ended September 30, 2009 and 2008, respectively.

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

The Company accounts for stock-based compensation in accordance with FASB ASC 505-50 (Prior authoritative literature: FASB Statement No. 123R, “Share-Based Payment”). The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	75.75%
Risk-Free Interest Rate	4.59%
Contractual Term	3 years
Stock Price at Date of Grant	$4.79
Exercise Price	$4.79

As of March 31, 2009 all expenses related to the 60,000 options issued had been fully amortized and the amortization of deferred stock-based compensation for these equity arrangements was $9,935 for the nine months ended September 30, 2009.

A summary of option activity under the Plan as of September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted March 1, 2006	60,000	4.79	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	60,000	4.79	—	—
Outstanding at September 30, 2009	—	$—	—	$—

Exercisable at September 30, 2009	—	$—	—	$—

(ii). Subject to all the terms and provisions of the Plan, on June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stocks with an exercise price of $7.25 per share. The option became vested and exercisable immediately on the date thereof and will expire, unless exercised, on June 20, 2010.

Number of Shares	% of Shares Issued	Initial Vesting Date

4,128	100%	June 20, 2007

The Company accounts for stock-based compensation in accordance with FASB ASC 505-50 (Prior authoritative literature: FASB Statement No. 123R, “Share-Based Payment”). The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	66.70%
Risk-Free Interest Rate	5.14%
Contractual Term	3 years
Stock Price at Date of Grant	$7.09
Exercise Price	$7.25

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to General and Administrative Expense during 2007.

A summary of option activity under the Plan as of September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007	—	$—	—	$—
Granted June 20, 2007	4,128	$7.25	3Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2009	4,128	$7.25	0.8 Year	$—

Exercisable at September 30, 2009	4,128	$7.25	0.8 Year	$—

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

The Company accounts for these warrants in accordance with FASB ASC 505-50 (Prior authoritative literature: FASB Statement No. 123R, “Share-Based Payment”). The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	77.62%
Risk-Free Interest Rate	4.36%
Contractual Term	4 years
Stock Price at Date of Grant	$4.70
Exercise Price	$6.25

Total expense associated with the 100,000 warrants amounted to $299,052, which, consistent with FASB ASC 505-50, was recognized during the fiscal year ended December 31, 2006.
A summary of option activity with respect to the warrants as of September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006	—	$—	—	$—
Granted January 5, 2006	100,000	$6.25	4Years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2009	100,000	$6.25	0.3 Year	$—

Exercisable at September 30, 2009	100,000	$6.25	0.3 Year	$—

NOTE W- COMMITMENTS AND CONTINGENCIES

Information on lease commitments is provided in Note O.

NOTE X - OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE Y- SUBSEQUENT EVENTS

In November 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm. The joint venture is named SORL International Holding, Ltd. (“SIH”). SORL holds a 60% interest in the joint venture.

SIH will be primarily devoted to expanding SORL’s international sales network in the Asia-Pacific region and expanding the company's business in Europe, the Middle East and Africa. The joint venture will complement the Company’s current international sales centers in Australia, United Arab Emirates, India, and the United States.

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

OVERVIEW

The Company manufactures and distributes automotive air brake systems and related components in China and internationally for use primarily in vehicles weighing over three tons, such as trucks and buses. There are forty categories of valves with over one thousand different specifications. Management believes that it is the largest manufacturer of automotive brake system in China.

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

Results of Operations

(1) Results of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

SALES

	Three Months ended		Three Months ended
	30-Sep-09		30-Sep-08

	(U.S. dollars in millions)
Air brake systems & related components	$29.9	88%	$24.5	74%
Non-valve products	$4.1	12%	$8.5	26%

Total	$34.0	100%	$33.0	100%

Sales consist of air brake systems and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $33,989,937 and $32,967,579 for the three months ended September 30, 2009 and 2008, respectively. Compared with the same period of 2008, net sales for the three months ended September 30, 2009 increased by $1.0 million or 3.1% to $34.0 million.

A breakdown of net sales revenue for these markets for the third quarter of the 2009 and 2008 fiscal years, respectively, is set forth below:

	Three Months ended 30-Sep-09	Percent of Total Sales	Three Months ended 30-Sep-08	Percent of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$17.4	51%	$10.4	32%	67.3%
China Aftermarket	$8.7	26%	$8.4	26%	3.6%
International market	$7.8	23%	$14.1	42%	-44.7%
Total	$34.0	100%	$33.0	100%	3.0%

With the implementation of China III emission standard beginning on July 1, 2008, the consumption of commercial vehicles equipped with China II engines spurred significantly in the first half year of 2008, which resulted in the higher than usual output and sales volume of commercial vehicles in the first half year of 2008. Further, during the 2008 Beijing Olympic Games, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen halted production due to the traffic control in the regions around Beijing. Consequently, our OEM sales in the third quarter of 2008 were sharply decreased compared to the second quarter of 2008.

However, the Chinese’s government’s 4 trillion RMB stimulus package, which positively affected the development of China’s automobile industry, materially benefited our results in the third quarter of 2009. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the bus and agricultural vehicle market in the third quarter of 2009. As a result of these positive factors, our Chinese OEM sales increased by $7.0 million, or 67.3%, to $17.4 million for the three months ended September 30, 2009, compared to $10.4 million for the same period of 2008.

Our Chinese Joint Venture achieved total revenue of $8.7 million in Chinese aftermarket sales for the three months ended September 30, 2009, an increase of $0.3 million, or 3.6% from $8.4 million compared to the same period of last year.

The global financial crisis has negatively affected our international customers, and caused local currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy has made our customers decrease their inventories in order to lower their risk. Consequently, our export sales decreased by $6.3 million or 44.7%, to $7.8 million for the three months ended September 30, 2009, as compared to $14.1 million for the same period of 2008.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended September 30, 2009 were $25,116,609, an increase of $565,996, or 2.3% from $24,550,613 for the same period last year. Our gross profit increased by 5.4% from $8,416,966 for the third quarter of 2008 to $8,873,328 for the third quarter of 2009.

We focused on increasing management efficiency, improving the technologies of products, and improving product portfolio to increase our gross profit margin. Gross margin increased to 26.1% from 25.5% for the three months ended September 30, 2009 compared with 2008. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $2,131,054 for the three months ended September 30, 2009, as compared to $2,261,143 for the same period of 2008, a decrease of $130,089 or 5.8%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, other expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. The decrease in selling and distribution expenses for the three months ended September 30, 2009 was primarily due to the decreased transportation expense. During the third quarter of 2009, transportation costs decreased by $210,919 to $473,735 from $684,654 for the same period of 2008. The decrease in transportation expense was mainly due to decreased international sales and increased delivery efficiency.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,804,368 for the three months ended September 30, 2009, as compared to $3,018,390 for the same period of 2008, a decrease of $1,214,022 or 40.2%.The decrease was mainly due to the following factors:

(1)
Because of the impact of the U.S. financial crisis and weakening international macroeconomic factors, the Company extended the payment term accordingly for accounts receivable for our international distributors. As a result, the Company recorded more allowance for doubtful accounts in the third quarter of 2008. During the three months ended September 30, 2009, The Joint Venture reversed a bad debt provision resulting from collecting a significant portion of accounts receivable, which had been reflected as a reduction to general and administrative expenses. Compared with the $666,231 of bad debt provision for the three months ended September 30, 2008, the bad debt provision was negative $450,102 for the three months ended September 30, 2009, a decrease of $1,116,333.

(2)
Research and development expense, which is included in general and administrative expenses decreased by $311,501 to $410,397, as compared to $721,897 of R&D expense for the same period of 2008, as discussed below.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. We invest in R&D on a regular basis, although the amount may vary from period to period. For the three months ended September 30, 2009, research and development expense was $410,397, as compared to $721,897 for the same period of 2008, a decrease of $311,501. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronic controlled products..

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $757,613 for the three months ended September 30, 2009, compared with that of $695,872 for the same period of 2008, an increase of $61,741. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended September 30, 2009 decreased by $184,478 to $37,216 from $221,694 for the same period of 2008, which was mainly due to the lesser exchange loss incurred as compared to the three months ended September 30, 2008.

OTHER INCOME

Other income was $121,567 for the three months ended September 30, 2009, as compared to $276,752 for the three months ended September 30, 2008, a decrease of $155,185. The decrease was mainly due to more subsidies received from local governments for the three months ended September 30, 2008. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations. During the third quarter ended September 30, 2009, the Joint Venture received an income tax refund of $694,843, which has been reflected as a reduction to current income tax expense. Income tax expense of $728,322 and $468,935 were recorded for the quarter ended September 30, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50 (Prior authoritative literature: FASB Statement No. 123R). The amortization of deferred stock-based compensation for these equity arrangements was $0 and $14,909 for the three months ended September 30, 2009 and 2008, respectively. As of March 31, 2009, all expenses related to 60,000 options issued had been fully amortized.

Although the Company anticipates future issuances of stock awards may have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $423,271 and $261,904 for the quarters ended September 30, 2009 and 2008, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended September 30, 2009 increased by $1,467,463 to $3,809,438 from $2,341,975 for the quarter ended September 30, 2008 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended September 30, 2009 and 2008, were $0.21 and $0.13 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash used in operating activities was $2,392,170 for three months ended September 30, 2009 compared with $2,998,671 of net cash provided in operating activities in the same period in 2008, a decrease of $5,390,841, primarily due to the decreased cash flow contributed by changes in prepayments, accounts receivable and notes receivable.

At September 30, 2009, the Company had cash and cash equivalents of $12,542,642 as compared to cash and cash equivalents of $7,795,987 at December 31, 2008. The Company had working capital of $70,517,577 at September 30, 2009, as compared to working capital of $61,586,125 at December 31, 2008, reflecting current ratios of 4.84:1 and 5.36:1, respectively.

INVESTING - During the three months ended September 30, 2008, the Company expended net cash of $1,599,786 in investing activities for acquisition of property and equipment to support the growth of the business. For the three months ended September 30, 2009, the Company utilized $834,010 in investing activities.

FINANCING - The Company had no borrowings under its credit facilities during the quarter ended September 30, 2009 and the third quarter ended September 30, 2008.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the third quarter of 2009, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the minor appreciation of the RMB against the USD during the quarter ended on September 30, 2009, (i) we recorded an exchange loss of $19,927 from export sales for which the payments to us were in USD, and (ii) we also recorded a foreign currency translation adjustment of $45,431 for the quarter, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company is currently free of indebtedness for borrowed money, we do not have any interest rate risk at present. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

At September 30, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

(2) Results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

SALES

	Nine months ended		Nine months ended
	30-Sep-09		30-Sep-08

	(U.S. dollars in millions)
Air brake systems & related components	$72.0	86%	$80.2	76%
Non-valve products	$12.0	14%	$25.6	24%

Total	$84.0	100%	$105.8	100%

Sales consist of air brake systems and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from the Ruili Group.

Net sales were $83,973,887 and $105,812,140 for the nine months ended September 30, 2009 and 2008, respectively. Compared with the same period of 2008, net sales for the nine months ended September 30, 2009 decreased by $21.8 million or 20.6% to $84.0 million.

A breakdown of net sales revenue for these markets for the nine months ended September 30, 2009 and 2008 fiscal years, respectively, is set forth below:

	Nine months ended 30-Sep-09	Percent of Total Sales	Nine months ended 30-Sep-08	Percent of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$40.7	48.5%	$38.6	36.5%	5.4%
China Aftermarket	$22.4	26.7%	$28.8	27.3%	-22.2%
International market	$20.8	24.8%	$38.3	36.2%	-45.7%
Total	$84.0	100%	$105.8	100%	-20.6%

With the implementation of China III emission standard beginning on July 1, 2008, the consumption of commercial vehicles equipped with China II engines spurred significantly in the first half year of 2008, which resulted in the higher than usual output and sales volume of commercial vehicles in the first half year of 2008. Furthermore, during the 2008 Beijing Olympic Games, our major customers, such as FAW Qiongdao, Beiqi Foton Zhucheng and Beiqi Foton Aumen halted production due to the traffic control in the regions around Beijing. Consequently, our OEM sales in the third quarter of 2008 were sharply decreased compared to the second quarter of 2008. However, our Chinese OEM sales achieved a strong growth in the nine months of 2009.

Owing to the global financial crisis, persistent downturn of the macro-economy and weak global auto market, the output and sales of heavy duty trucks and the demand for air brake systems from our OEM customers declined in the first half year of 2009. However, the Chinese’s government’s 4 trillion RMB stimulus package, which positively affected the development of China’s automobile industry, materially benefited our results in the third quarter of 2009. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the bus and agricultural vehicle market in the third quarter of 2009. As a result our Chinese OEM sales increased by $2.1 million, or 5.4%, to $40.7 million for the nine months ended September 30, 2009, compared to $38.6 million for the same period of 2008.

In the first half year of 2009, our customers decreased their inventories in order to lower their risk due to financial crisis. Meanwhile, we improved product portfolio to decrease low profit margin products in the nine months of 2009. Our Chinese Joint Venture achieved total revenue of $22.4 million in Chinese aftermarket sales for the nine months ended September 30, 2009, a decrease of $6.4 million, or 22.2% from $28.8 million compared to the same period of last year.

The global financial crisis has negatively affected our international customers, and caused local currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy has made our customers decrease their inventories in order to lower their risk. Consequently, our export sales decreased by $17.5 million or 45.7%, to $20.8 million for the nine months ended September 30, 2009, as compared to $38.3 million for the same period of 2008.

COST OF SALES AND GROSS PROFIT

For the nine months ended September 30, 2009, cost of sales was $61,166,233, a decrease of $16,177,734, or 20.9% from $77,343,967 for the same period last year. Our gross profit decreased by 19.9% from $28,468,173 for the nine months ended September 30, 2008 to $22,807,654 for the nine months ended September 30, 2009.

We focused on increasing management efficiency, improving the technologies of products, and improving product portfolio to increase our gross profit margin. Gross margin increased by 0.3% for the nine months ended September 30, 2009, to 27.2% from 26.9% for the same period of 2008. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $5,509,506 for the nine months ended September 30, 2009, as compared to $6,872,221 for the same period of 2008, a decrease of $1,362,715 or 19.8%.

Selling and distribution expenses include salaries and wages, transportation expense, packaging expense, warranty expense, expenses associated with traveling, advertising, promotions, trade shows and seminars, and other expenses. The decrease in selling and distribution expenses for the quarter was primarily due to the following factors:
(1)
Decreased transportation expense: During the nine months ended September 30, 2009, transportation costs decreased by $935,915 to $1,198,654 from $2,134,569 for the nine months ended September 30, 2008. The decrease in transportation expense was mainly due to decreased international sales and increased delivery efficiency.

(2)
Decreased product warranty expense. The Company recorded $1,104,598 of product warranty expenses for the nine months ended September 30, 2009, as compared to $1,539,396 for the nine months ended September 30, 2008, a decrease of $434,798, along with the decreased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $6,870,181 for the nine months ended September 30, 2009, as compared to $7,712,808 for the same period of 2008, a decrease of $842,627 or 10.9% mainly due to the following factor:

(1)
Because of the impact of the U.S. financial crisis and weakening international macroeconomic, the Company extended the payment term accordingly for accounts receivable for our international distributors. As a result, the Company recorded more allowance for doubtful accounts in the third quarter of 2008. During the three months ended September 30, 2009, The Joint Venture reversed a bad debt provision resulting from collecting a significant portion of accounts receivable, which had been reflected as a reduction to general and administrative expenses. Compared with the $687,513 of bad debt provision for the nine months ended September 30, 2008, the bad debt provision was $2,823 for the nine months ended September 30, 2009, a decrease of $684,690.

(2)
Research and development expense, which is included in general and administrative expenses decreased by $490,704 to $1,968,155, as compared to $2,458,859 of R&D expense for the same period of 2008, as discussed below.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. We invest in R&D on a regular basis, although the amount may vary from period to period. For the nine months ended September 30, 2009, research and development expense was $1,968,155, as compared to $2,458,859 for the same period of 2008, a decrease of $490,704. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronic controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $2,233,851 for the nine months ended September 30, 2009, compared with that of $2,024,931 for the same period of 2008, an increase of $208,920. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the nine months ended September 30, 2009 decreased by $899,383 to $75,307 from $974,690 for the same period of 2008, which was mainly the lesser exchange loss incurred as compared to the nine months of 2009.

OTHER INCOME

Other income was $337,028 for the nine months ended September 30, 2009, as compared to $610,592 for the nine months ended September 30, 2008, a decrease of $273,564. The decrease was mainly due to more subsidies received from local governments for the nine months ended September 30, 2008.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations. During the nine months ended September 30, 2009 and 2008, the Joint Venture received an income tax refund of $694,843 and $384,342, respectively, which has been reflected as a reduction to current income tax expense. Income tax expense of $2,000,413 and $1,351,166 were recorded for the nine months ended September 30, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50 (Prior authoritative literature: FASB Statement No. 123R). The amortization of deferred stock-based compensation for these equity arrangements was $9,935 and $44,727 for the nine months ended September 30, 2009 and 2008, respectively. As of March 31, 2009, all expenses related to 60,000 options issued had been fully amortized.

Although the Company anticipates future issuances of stock awards may have a material impact on reported net income, we do not expect these awards to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $862,337 and $1,183,852 for the nine months ended September 30, 2009 and 2008, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the nine months ended September 30, 2009 decreased by $2,858,292, to $7,751,096 from $10,609,388 for the nine months ended September 30, 2008 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2009 and 2008, were $0.42 and $0.58 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $6,610,799 for nine months ended September 30, 2009 compared with $5,607,844 of net cash provided in operating activities in the same period in 2008, an increase of $1,002,955 primarily due to the increased cash flow contributed by changes in inventory, other current assets, income tax payable and accounts payable and notes payable.

At September 30, 2009, the Company had cash and cash equivalents of $12,542,642 as compared to cash and cash equivalents of $7,795,987 at December 31, 2008. The Company had working capital of $70,517,577 at September 30, 2009, as compared to working capital of $61,586,125 at December 31, 2008, reflecting current ratios of 4.84:1 and 5.36:1, respectively.

INVESTING - During the nine months ended September 30, 2008, the Company expended net cash of $2,747,951 in investing activities for acquisition of property and equipment to support the growth of the business. For the nine months ended September 30, 2009, the Company utilized $1,876,116 in investing activities.

FINANCING - During the nine months ended September 30, 2008 , the Company received aggregate bank loans in the amount of $1,967,686 under its credit facilities; these cash inflows was offset by repayments of $3,469,793 on its outstanding debt. The Company had no borrowings under its credit facilities during the nine months ended September 30, 2009.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which failed to make prompt payments. The Company also placed more emphasis on receivable collection. During the nine months ended September 30, 2009, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

 Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Because of the minor appreciation of the RMB against the USD during the nine months ended on September 30, 2009, (i) we recorded an exchange loss of $56,249 from export sales for which the payments to us were in USD, and (ii) we also recorded a foreign currency translation adjustment of $86,614 for the nine months ended on September 30, 2009, a positive number due to our functional currency in RMB and the appreciation of the RMB against the USD. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company is currently free of indebtedness for borrowed money, we do not have any interest rate risk at present. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

As of September 30, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 13, 2009	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)