Form 10-K
period 2009-12-31
SORL Auto Parts Inc
filed 2010-03-29
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.
(Name of Issuer in Its Charter)

DELAWARE	30-0091294
(State or Other jurisdiction	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year December 31, 2009: $124,979,741

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2009, the value was approximately $26,433,831.

State the number of shares outstanding of each of the issuer’s classes of common equity: 19,304,921 as of March 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, scheduled for May 27, 2010, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”), SORL Auto Parts, Inc. (together with our subsidiaries, “we,” “us,” “our” or the “Company”) develops, manufactures and distributes automotive air brake systems, air controlling systems and other related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally. Installed on the chassis, air brake systems include a collection of various air brake components using compressed air and functioning as the execution device for service braking and parking braking. The Company’s products are principally used in different types of commercial vehicles, such as trucks and buses. Air brake systems, air controlling systems and other related components are critical components that ensure driving safety.

The Joint Venture was formed in China as a Sino-foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in the People’s Republic of China (“PRC”) in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $43.4 million.

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

On December 8 and 26, 2006, through Fairford, the Company invested $32.67 million in its operating subsidiary, the Ruili Group Ruian Auto Parts Co., Ltd. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $3.63 million. Accordingly, the Company continued to hold a 90% controlling interest in the operating subsidiary.

Our primary location is in Ruian City, Wenzhou, Zhejiang Province, People’s Republic of China. Wenzhou is a southeast coastal city and is a center of automotive parts manufacturing in China. The Company’s main products include spring brake chambers, clutch servos, air dryers, and main valves and manual valves, all of which are widely used in the brake systems for various types of commercial vehicles such as trucks and buses. Reliable functioning of those valves is critical to safety both when driving and parking.

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. ("SIH"). SORL holds a 60% interest in the joint venture, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

STRATEGIC PLAN

The Chinese government has initiated several measures to expand China’s domestic demand and to stimulate economic growth, and has provided a 4 trillion RMB economic stimulus package. These have helped drive an 8.7% increase in Chinese GDP and enhanced the development of China’s auto industry. The international macroeconomic environment and international markets remain uncertain, and have caused us to adjust our 2010 business plan and strategy. In 2010, our plan includes these elements:

●	Enhance sales to OEM customers. We intend to enhance sales to OEM customers by improving customer service and increasing sales of integrated systems and modular supplies.

●
Focus on bus market. We aim to enhance our relationships with major bus clients in order to achieve a higher profit margin. We have established a team devoted to the development of bus products, so that we can best respond to the needs of our bus customers and to help achieve higher margins.

●
Expand sales to the agricultural vehicle market and light-duty vehicle markets. We will attempt to take advantage of the market opportunity created by the “Automobile Go To Village” policy (a policy begun by the Chinese government in an attempt to boost the country’s auto industry), to further develop our agricultural vehicle and light-duty vehicle businesses. The agricultural vehicle market and light-duty vehicle markets are an area of focus in the government’s stimulus plan, and therefore present us with a market opportunity.

●
Expand sales into the railway transportation market to further extend the product line. We will continue to enhance our ability of development and supply high value-added products to our railway market customers.

●
Develop new products. We plan to enhance the development of several new products including automotive electronics and energy-saving products. We are working to upgrade traditional air brake drive products to electronically controlled products to achieve a higher profit margin. We are working to develop energy-saving products which will do less harm to the environment, both in the manufacturing process and in use.

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

●
Expand through strategic alliance and acquisitions. We are exploring opportunities to enter the passenger vehicle market and to expand our international sales network through new joint ventures or acquisitions of other automotive parts manufacturers in China, as well as auto parts distributors or repair factories with established sales networks outside of China. We will seek acquisition targets that can easily be integrated into our product manufacturing and corporate management, or companies that have strong joint-venture partners that would become major customers.

The Company’s Products

Through the Joint Venture, the Company manufactures and distributes commercial vehicle air brake systems, air controlling systems and other related components in China and internationally. Installed on the chassis, air brake valves include a collection of various air brake components using compressed air and functioning as the execution device for service braking and parking braking. Our products are principally used in different types of commercial vehicles, such as trucks and buses. Air brake systems and other related components are critical components that ensure driving safety.

We produce an extensive range of products covering 40 categories and over 1000 specifications in air brake system, air controlling system and others, which are widely used in different types of commercial vehicles. Additionally, we offer a more complete product line including non-valve products, which are sourced from the Ruili Group. Such outsourced non-valve products include power steering pumps and other pumps, automobile electrical components and auto meters. We seek to introduce new products, maintain high quality, and provide excellent customer support. When working with a customer, our goal is to understand the design intent and brand image for each product and leverage our extensive experience and innovative technology to deliver products. The Company supports its products with a full-range of styling, design, testing and manufacturing capabilities, including just-in -time and in-sequence delivery.

Sales from air brake systems, air controlling systems and other related components accounted for 70.7%, 15.6%, 13.7%, respectively, of our total sales in 2009. In 2008, these products accounted for 62.2%, 13.9% and 23.9% of sales, respectively.

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH in 2004, and its annual review in 2009. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed in 2009 included ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy. Based on statistics published by the China Association of Automobile Manufactures, in 2009, China’s automobile output and sales volume both reached record high levels of 13.79 million and 13.64 million units, increasing by 48% and 46%, respectively, compared with 2008 figures. The output and sales volume of commercial vehicles increased 33% and 28% to 3.41 million units and 3.31 million units, respectively.

Based on statistics published by the China Association of Automobile Manufactures, China is currently the largest automotive market in the world. Historically, the growth of truck and bus markets in China is a little slower than the growth of the overall automotive industry, but higher than the national GDP growth. According to China’s State Information Center, the commercial vehicle market in China has the potential to grow at a long term rate of 9% through 2020. If achieved, this growth will also spur growth in the auto parts industry.

The Chinese auto parts industry is highly fragmented. Management believes that the future trends of China’s auto parts industry will be:

•	To keep pace with the rapid development of new automobile technologies.

•	To meet the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.

•	To partner with OEM customers in the entire process from product design, development and production to costing, quality control and final delivery.

•	To implement industry restructuring through integration to form several large sized auto parts manufacturing groups better able to compete with leading international manufacturers.

MARKET AND CUSTOMERS

We are the largest commercial vehicle air brake systems manufacturer in China. In general, our customers are divided into three groups: OEMs in China, aftermarket distributors in China, and international customers, accounting for approximately 50.5%, 25.2% and 24.3%, respectively, of the Company’s annual sales for 2009.

OEM Market - We have established long-term business relationships with most of the major automobile manufacturers in China. We sell our products to 62 vehicle manufacturers, including all of the key truck manufacturers in China. In addition to heavy-duty trucks, our products are also widely used in air brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated our air brake systems.

The table below presents comparative information for 2009 and 2008 on the Company’s top 5 OEM customers.

Ranking	Customer	% of 2009 Sales	Customer	% of 2008 Sales

1	FAW Qingdao Automobile Works	8.6%	FAW Jiefang Automotive Co., Ltd.	6.53%
2	Dongfeng Axle Co., Ltd.	5.7%	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	5.97%
3	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	4.9%	FAW Qingdao Automobile Works	5.34%
4	FAW Jiefang Automotive Co., Ltd.	4.7%	Dongfeng Axle Co., Ltd.	2.64%
5	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	3.8%	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	2.44%

A few of our principal OEM customers are: Foton Motor Group, Dongfeng Motors Group and FAW Group Corporation, which were the top three commercial vehicle manufactures in China in 2009, according to the China Association of Automobile Manufactures. According to a news release from Foton Motor Group, Foton Motor Group was the largest commercial vehicle manufacture in the world in 2009. Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Hualing Automobile Co., Ltd., with rapid growth in the light-duty vehicle market in 2009, also are our customers.

Aftermarket - The Company’s Chinese sales network consists of 28 authorized distributors covering the following 7 regions nationwide: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 28 authorized distributors sell only “SORL” products and in turn channel the products through over 850 sub-distributors.

International Market – Our international sales were adversely affected by global economic conditions and by protectionism. We regard increasing our export sales as an important way to upgrade brand and expand market share. We address expansion in the export market through the following measures:

●	Focus on both overseas aftermarket and OEM customers at the same time. The Company is selling its products into 101 countries and regions, and has begun to supply products to OEMs in India.

●
The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

●
We established a new joint venture in Hong Kong in 2009, focus on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. We presently have four international sales centers. These are located in UAE, USA, Australia, and India. They carry out localization strategies to meet the different market demands and to strengthen service support.

 In 2009, export sales accounted for 24.3% of total revenue. Products are exported to more than 101 countries and regions in the world. Total export sales in 2009 decreased by 34.5% compared with 2008.

Ranking	Country	Customer Name	% of 2009 Sales	Country	Customer Name	% of 2008 Sales

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	3.30%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	6.65%
2	USA	SAP	1.71%	USA	ITM	3.17%
3	South Africa	MICO	1.04%	USA	SAP	1.95%
4	India	TATA	0.93%	USA	LLW	1.38%
5	USA	Fleet Pride	0.69%	India	TATA	1.25%
6	Australia	SORL Australia	0.58%	South Africa	MICO	1.22%
7	Taiwan	Mita	0.57%	Indonesia	LIL	0.8%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. In the current global automotive industry, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these components through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production, advanced technology and the ability of producing system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies who have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, we have established long-term business relationships with most of the major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the key success factors in the commercial vehicle air brake systems are product quality, price competitiveness, technical expertise and development capability, new product innovation, and reliability and timeliness of delivery, which may be enhanced by recruiting highly qualified managers and other employees, developing improved product design capability and facilities, and maintaining better customer service.

Domestic Competition - Our most significant competitors in China are: VIE, Weiming and CAFF.

•
China VIE Group: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion allocated for the aftermarket and export.

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

Management believes the Company has the competitive advantages:

•
Brand Name: As China’s largest commercial vehicle air brake systems manufacturer, the “SORL” brand is widely known in the country. SORL has won awards from the China Chamber of Commerce for Import & Export of Machinery & Electronic products as a “China Top Brand” and the “Export Brand of the Year 2006”.

•
Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We upgraded our test equipment in 2009, which improved system test capability.

•
Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, Australia, the Middle East and India, we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, IT application and strict implementation of ISO/TS16949 standards in the development process greatly shorten the development lead time and improve new product quality.

•
China Sales Networks: We have 28 authorized distributors covering 7 regions in China. We help train their sales force and improve their service quality. These authorized distributors in turn channel “SORL” products through over 850 sub-distributors throughout China.

•
Production Management: During 2009, we implemented an Enterprise Resource Planning system, which is an integrated computer-based system used to consolidate all business operations into a uniform and enterprise wide system environment. We follow Six Sigma management practices, which is a customer centered, systematic, data driven way of doing work more efficiently. Also we have improved our manufacturing process to better assure the stability and consistency of product quality and improved material utilization and decreased manufacturing cost.

International Competition - In the international market, our largest competitors are WABCO and Knorr. While management believes our current advantage over WABCO and Knorr is lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

•
Performance-Cost Ratio: Our products enjoy lower production costs leveraging the low labor costs in China. Through the Company’s improved product line as a result of technology and manufacturing improvements, our products’ performance-cost advantage is increasing.

•	Quick Adaptation to Local Market: Through our international sales channels in the US, Australia, the Middle East and India, we have been able to respond to local market needs.

•
Diversified Auto Products: In addition to our air brake valve products, to fully support existing export customers, we also distribute a wide range of non-valve products which are sourced from the Ruili Group. This reduces customers’ transaction costs.

SALES AND MARKETING

We strengthened our sales and marketing efforts in 2009. The sales headcount for domestic (PRC) sales and international sales was 37 and 38, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The license expires in 2012.

In China, the commercial vehicle air brake systems market can be divided into 2 segments: OEM market and aftermarket.

OEM Market –In 2009, we strengthened our long-term relationships with major domestic OEM customers, and expanded into the municipal bus market and agricultural vehicle market. Currently, we have 62 OEM customers. Normally, these customers sign one-year sales contracts, which are revised as needed.

We have successfully expanded our production capacity so that we were able to increase our sales to the OEM market by $14.1 million or 28.8% for the year ended December 31, 2009, as compared with the year ended December 31, 2008.

Domestic Aftermarket - We place great emphasis on the Chinese automotive aftermarket business and sell products in the aftermarket for replacement purposes. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road, there has been an increasing demand for replacement parts in the aftermarket. We have an aftermarket sales network including 28 authorized distributors covering 7 regions nationwide in PRC. These distributors sell only products under the “SORL” trademark to over 850 Chinese distributors. We provide product technical services to these distributors, and also conduct periodic performance evaluations, and reserve the right to terminate the distributorship of those with frequent delinquencies or poor sales records. For 2009, the Company achieved total revenue of $31.5 million in domestic aftermarket sales, a decrease of 11.3% from 2008.

International Markets - Our international sales were adversely affected by global economic conditions and by protectionism. We regard increasing our export sales as an important way to upgrade brand and expand market share. We address expansion in the export market through the following measures:

●	Focus on both overseas aftermarket and OEM customers at the same time. The company is selling its products into 101 countries and regions, and has begun to supply our products to local OEMs in India.

●
Company also actively participate in international trade shows including more than ten international exhibition as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

●
In 2009, we established a new joint venture in Hong Kong focused on focused on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. We presently have four sales centers, located in UAE, USA, Australia, and India. They carry out localization strategy to meet different market demands and to strengthen service support.

DISTRIBUTION

We ship finished products directly to OEM customers. Our products are distributed to aftermarket customers in China through a network of 28 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2009, we had 143 technical staff members, consisting of 57 holding Engineer or Senior Engineer qualifications. Our technical staff includes 4 information technology specialists, 96 for new product development and design techniques, 10 for measurement and testing, 8 for MIS, and the other 25 persons are quality management engineers.

In addition to our own technical force, we have cooperation arrangements with leading universities in the automotive engineering field, including:

•	Tongji University at Shanghai and Harbin Institute of Technology: Contract for co-development of electronically controlled braking systems and automotive master cable technology; and

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

We own a full range of processing equipment required for development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, we are capable designing and making over 90% of the technical devices such as tools, jigs and molds that are required for producing prototypes. In addition, the partnership with Tsinghua University and Zhejiang University in developing software for application in new product design system has resulted in substantial time savings in the new product development cycle.

Patented Technologies

We continue to invest in R&D efforts and to pursue patent protection. Currently we own23 patents and have filed applications for 26 other patents in China and an additional two in the U.S.

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

PRODUCTION

       We own the largest commercial vehicle air brake systems manufacturing base in China. We are seeking to expand our production capacity. We have re-deployed and streamlined our production / assembly lines, enabling us to rapidly expand our production capacity to meet increasing market demands for our products. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors.

In September 2007, the Joint Venture purchased land rights, a manufacturing plant and office building with a total floor area of 712,333 square feet, from Ruili Group Co., Ltd. The Joint Venture previously leased part of the facility from Ruili and occupied approximately 50% of it. As a result of this transaction, our production space is expected to meet our growth demand for the near future.

ENVIRONMENT

In 2006, we were granted ISO14001 certification on environmental management and OHSAS18001 certification on health and safety management, which reflects the Company’s commitment to workplace safety, health and environmental protection. We conduct staff training to enhance awareness of environmental protection. We seek in all phases of our operations to employ practices for environment friendly production, reducing or preventing pollution, and reduction of energy consumption and manufacturing costs. For example, noise intensity is listed as one of the criteria in the selection of new equipment; waste water is stored, purified and recycled in the production process; and compressing machines are used in the disposal of aluminum and steel scraps, saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials used are generally readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and price competition. We maintain relationships with over twenty material suppliers. In 2009, the three largest suppliers were Shanghai Jinshi Materials Co., Ltd., Shanghai Dechen Commodity Co., Ltd., and Shanghai Guihao Shiye Co., Ltd. which together accounted for 29.3% of the aggregate of raw materials we purchased. Among these companies, only Shanghai Jinshi Materials Co., Ltd., which accounted for 18.5%, was the source of more than 10% of total raw material purchases.

When planning a purchase order, with such other terms as quality, delivery and credit terms being substantially the same, we compare prices quoted by different suppliers in an attempt to receive the lowest price. In order to secure a favorable purchase price and subsequently a predictable cost of sales, we generally make a down payment to suppliers.

Normally, the annual purchase plan for raw materials, such as aluminum ingot and steel sheet, is determined at the beginning of the calendar year according to our OEM customer’s orders and our own forecast for the aftermarket and international sales. Our purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement prevents us from having excess inventory when our orders from customers change.

For raw materials other than steel and aluminum, we normally maintain from five to seven days of inventory at our warehouse.

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2007, 2008 and 2009 was 11.4%, 9.0% and 8.7% respectively.

The government of China has stated its intention to purse continued economic growth and development.

THE CHINESE LEGAL SYSTEM

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws in the People’s Republic of China mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles (GAAP). The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 2,419 employees, all of whom are employed full time: 58 for quality control, 143 technical staff, 75 sales and marketing staff, 2,101 production workers and 42 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to three years of employment and hourly workers agree to three years. Employment contracts with all employees comply with relevant laws and regulations of China.

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

As a result of global economic conditions and little or no growth in many countries, there is a risk of increased international trade protectionism. Many countries set trade barriers which could negatively affect our export sales, as well as create potential risks for litigation in the countries to which our products are exported.

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

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer is an officer and a principal stockholder of Ruili Group Co. Ltd. which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our Chief Executive Officer, Mr., Xiao Ping Zhang, is the founder of and employed at the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected, or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain technology. The Ruili Group also sells to us certain non-valve products which allow us to fill out our product lines which in 2009 represented approximately 13.6% of our sales. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we enter into manufacturing contracts with certain of our customers who have continuing demand for a certain product, these contracts state terms such as payment method, payment period, quality standards and inspection and similar matters rather than provide firm, long-term commitments to purchase products from us. As a result of the absence of long-term contracts, we could have periods during which we have no or only limited orders for our products, but will continue to have to pay the costs to maintain our work force and our manufacturing facilities and to meet other fixed costs, without the benefit of current revenues.

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

Our operations depend highly on Messrs. Xiao Ping Zhang, our Chief Executive Officer, and Bao Jian Tao, our Chief Operating Officer, and a small number of other executives and the loss of any such executive could adversely affect our ability to conduct our business.

The success of our operations depends greatly on a small number of key managers, particularly, Messrs. Xiao Ping Zhang and Bao Jian Tao. The loss of the service of Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business. Even if we are able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts.

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

Although no customer individually accounted for more than 10% of our revenues for the fiscal year ended December 31, 2009, our three largest customers accounted for approximately 19.2% of our revenues in each of 2009 and 2008. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. We hold 22 patents in China and one in the United States, and have filed applications for 26 others in China and an additional two in the United States. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

It may be difficult to find or integrate acquisitions which could have an adverse effect on our expansion plans.

An important component of our growth strategy is to invest in or acquire companies such as other automotive parts manufacturers and distribution companies. We may be unable to identify suitable investment or acquisition candidates, or to make these investments or acquisitions on a commercially reasonable basis, if at all. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

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

In 2009, approximately 49.5% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

Historically, we have derived a substantial portion of our revenues from China. We anticipate that China will continue to be our primary production location and an important sales base in the near future and currently almost all of our assets are located in China. While the PRC government has pursued economic reforms to transform its economy from a planned economy to a market-oriented economy since 1979, a large part of the PRC economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as restrictions on lending to certain sectors of the economy, control of foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to be refined and improved. Other political, economic and social factors may also lead to further adjustments of the PRC reform measures. This refining and adjustment process may not necessarily have a positive effect on our operations and our future business development. For example, the PRC government has in the past implemented a number of measures intended to slow down certain segments of the PRC economy that the government believed to be overheating, including placing additional limitation on the ability of commercial banks to make loans by raising bank reserve-against-deposit rates. Historically, this restrictive policy on loans had the effect of decreasing infrastructure projects resulting in a decrease in demand for heavy trucks, thus adversely impacting our product sales to our OEM Customers. Because of the negative impact of the Chinese government policies on the truck manufacturers, we also were required to extend our normal credit terms to certain of these manufacturers. Our operating results may be materially and adversely affected by changes in the PRC economic and social conditions and by changes in the policies of the PRC government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

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

PRC’s economic reform policies, nationalization or domestic or global economic conditions could result in a total investment loss in our common stock.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, and his brother, Xiao Feng Zhang, a member of our Board of directors, hold approximately 49.7% and 6.2% as of December 31, 2009, respectively, of the Company’s common stock. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

Compliance with the Sarbanes-Oxley act costs hundreds of thousands of dollars, requires additional personnel and requires hundreds of man hours of effort, and there can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of these regulations.

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, was the most sweeping legislation to affect US publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations imposes substantial burdens in terms of financial expense and commitment of personnel. There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of these regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in the Ruian District of Wenzhou City in Zhejiang Province, which is the center of automotive parts production in China. The facilities include a manufacturing plant and office building with a total floor area of 712,333 square feet, which we purchased from Ruili Group Co. Ltd., a related party, for an aggregate purchase price of approximately RMB152 million (approximately US$20.2 million). Before the transaction, we occupied 271,713 square feet of factory and warehouse, leased from the Ruili Group under a ten year lease. At the production facility, the Company has production equipment, imported from the United States, Korea, and Taiwan, as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, SORL Auto Parts, Inc. was approved for listing its common shares on the NASDAQ Capital Market and commenced trading its shares on NASDAQ under the symbol “SORL”. The Company was further approved for listing on the NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our Common Shares for each quarter ended during 2009 and 2008 are as follows:

Quarter Ended	High	Low

2009
First Quarter	2.20	1.14
Second Quarter	4.54	1.68
Third Quarter	5.39	3.12
Fourth Quarter	9.16	4.65

2008
First Quarter	7.40	4.70
Second Quarter	7.10	4.83
Third Quarter	6.45	3.32
Fourth Quarter	3.89	1.39

During February 2010, we sold one million shares of our common stock in a registered direct offering to selected institutional investors, at an offering price of $10.00 per share. Gross proceeds were $10 million, and net proceeds to us, after expenses and underwriting compensation, were $9.4 million. The proceeds of the offering will be used for general corporate purposes.

Stockholders

At March 17, 2010, we had approximately 518 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name”.

Dividends

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report and other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those presented. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Fairford was organized in Hong Kong as a limited liability company on November 3, 2003. Fairford owns 90% of the equity interest of Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”) established pursuant to the laws of the People’s Republic of China (“PRC” or “China”). The Joint Venture is a joint venture between our wholly-owned subsidiary, Fairford, and Ruili Group Co., Ltd. (the “Ruili Group”).

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

As a result of the foregoing, through Fairford’s 90% interest in the Joint Venture, the Company manufactures and distributes automotive air brake systems, air controlling systems and other related components in China and internationally for use primarily in different types of vehicles, such as trucks and buses. There are forty categories of valves with over one thousand different specifications in air brake systems, air controlling systems and others. Management believes that it is the largest manufacturer of automotive air brake systems for commercial vehicles in China.

On November 11, 2009, we entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm, and with a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. (the "SIH"). SORL holds a 60% interest in the joint venture. SIH was primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH seeks to open up and establish channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

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

The above taxation exemption was superceded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the effective income tax rate will be 15% for years 2009 through 2011.

REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collection is probable. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: Education Tax.

The Company does not receive revenue for shipping and handling costs to customers. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the accompanying consolidated statements of income.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable.

RESULTS OF OPERATIONS

Year ended December 31, 2009 as compared to year ended December 31, 2008:

	Years Ended December 31,
Sales	2009	%	2008	%
	(U.S. dollars in million)
Air brake systems & related components	$108.0	86.4%	$99.7	76.2%
Non-valve products	$17.0	13.6%	$31.2	23.8%

Total	$125.0	100%	$130.9	100%

Sales consisted of air brake systems and related components manufactured by SORL and sold to Chinese domestic OEM and Chinese aftermarket customers and international customers; as well as distribution of non-valve auto parts sourced from related parties.

       Total net sales were $124,979,741 and $130,893,422 for the fiscal years ended December 31, 2009 and 2008, respectively, representing a decrease of $5.9 million or 4.5% year over year. A breakdown of net sales revenue for our three principal markets, Chinese domestic OEM market, Chinese domestic aftermarket and international markets, in 2009 and 2008 is as follows:
	Years Ended December 31,
		Percent of
	2009	Total sales	2008	Percent of Total sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$63.1	50.5%	$49.0	37.4%	28.8%
China Aftermarket	$31.5	25.2%	$35.5	27.1%	-11.3%
International market	$30.4	24.3%	$46.4	35.5%	-34.5%

Total	$125.0	100%	$130.9	100%	-4.5%

With the approaching of implementation of the China III emission standard beginning July 1, 2008, the consumption of trucks equipped with China II engines was significantly spurred before the policy was enforced. This increased the output and sales volume of vehicles made in China in the first half of 2008. As a result, our Chinese OEM sales achieved a strong growth in the first half year of 2008. With the worsening financial crisis, our OEM sales sharply decreased in the second half year of 2008.

Global financial conditions, involving a worldwide macroeconomic decline and weak global auto market, caused the demand for our products to decline during the first half of 2009. However, the Chinese’s government’s 4 trillion RMB stimulus package, which positively affected the development of China’s automobile industry, materially benefited our results in the second half of 2009. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2009. As a result of these positive factors, our sales to the Chinese OEM market increased by $14.1 million or 28.8% for the fiscal year ended December 31, 2009, as compared with the fiscal year ended December 31, 2008.

During the year ended December 31, 2009, we generated revenues of $31.5 million from Chinese domestic aftermarket sales, a decrease of $4.0 million, or 11.3% from the year ended December 31, 2008. Accelerated replacement of medium-duty and heavy-duty trucks, and rising new vehicle usage in recent years resulted in the decreased sales in aftermarket in the short term.

The global financial crisis has negatively affected our international customers, and caused local currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy has made our customers decrease their inventories in order to lower their risk. Consequently, our export sales decreased by $16.0 million or approximately 34.5% for the fiscal year ended December 31, 2009, from $46.4 million for 2008.

COST OF SALES

Cost of sales for the fiscal year ended December 31, 2009 decreased to $89.5 million from $97.2 million for the fiscal year ended December 31, 2008, a $7.7 million or 7.9 % decrease, consistent with the decrease in revenues.

GROSS PROFIT

Gross profit for the fiscal year ended December 31, 2009, increased by approximately $1.8 million or 5.3% to $35.5 million from $33.7 million for the fiscal year ended December 31, 2008. Gross margin increased by approximately 2.7 percentage points, from 25.7% in 2008 to 28.4% in 2009.

We believe that the improvements in gross profits and gross margin reflect our focus in 2009 on increasing production efficiency, improving the technologies of products, and improving our product portfolio. We believe that our continued expansion to higher-profit new products will also help us to maintain or increase our gross profit margins.

SELLING EXPENSES

Selling expenses were $8,137,377 for the fiscal year ended December 31, 2009, as compared to $8,423,124 for the fiscal year ended December 31, 2008, a decrease of $285,747 or 3.4%. The decrease was mainly due to the decreased transportation expense as a result of decreased international sales. As a percentage of sales revenue, selling expenses increased to 6.5% for the fiscal year ended December 31, 2009, as compared to 6.4% for the same period in 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7,282,110 for the fiscal year ended December 31, 2009, as compared to $6,075,404 for the fiscal year ended December 31, 2008, an increase of $1,206,706 or 19.9%. As a percentage of sales revenue, general and administrative expenses increased to 5.8% for the fiscal year ended December 31, 2009, as compared to 4.6% for the same period in 2008. The increase was mainly due to increased staff salary and welfare costs, rent expenses, travel expenses and business entertainment expenses, which together increased by $987,777 as compared with the total for these items during the fiscal year ended December 31, 2008.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $4,335,464 for the fiscal year ended December 31, 2009, as compared with $3,219,895 for the fiscal year ended December 31, 2008, an increase of $1,115,569. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $3.0 million for the fiscal year ended December 31, 2009, compared with depreciation and amortization expense of $2.71 million for the fiscal year ended December 31, 2008.

The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of foreign exchange loss. Financial expense for the fiscal year ended December 31, 2009 decreased by $721,560 to $131,080 from $852,640 for the fiscal year ended December 31, 2008, which was mainly due to the lesser exchange loss incurred as compared to the fiscal year ended December 31, 2008.

OTHER INCOME

For the fiscal year ended December 31, 2009, other income included subsidy income of $190,167 compared with $307,520 for the fiscal year ended December 31, 2008. Through local governments, these subsidies were provided to the Company as economic incentives to secure business commitments and no repayment is required.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Ventures, the Joint Venture was exempt from income taxes in the PRC for each of the fiscal years ended December 31, 2005 and 2004. Thereafter, the Joint Venture was entitled to a 50% income tax deduction for each of the three years ended December 31, 2008. Thus, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005, and entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture was entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. The above taxation exemption was superceded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the effective income tax rate will be 15% for years 2009 through 2011.

In addition, the Joint Venture was entitled to a PRC tax credit equal to 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipment, subject to certain limitations.

During the fiscal year ended December 31, 2009 and December 31, 2008, the Joint Venture received an abovementioned income tax benefit of $694,746 and $377,147 respectively, which has been reflected as a reduction to current income tax expense. As a result of the factors discussed above, income tax expense was $1,796,622 for the fiscal year ended December 31, 2009 compared with $1,586,503 for the fiscal year ended December 31, 2008, an increase of $210,119.

STOCK—BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options is three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount is amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $9,935 and $59,636 for the fiscal years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

On June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stock with an exercise price of $7.25 per share. In accordance with the agreement, the option became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to G&A during the fiscal year ended December 31, 2007. On November 13, 2009, David Ming He exercised the options on a cashless basis and received 460 shares of common stock, based on a formula provided for in the initial grant.

On January 5, 2006, the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company retained Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months from the date of January 5, 2006. The agreement has now expired. Total expense associated with the 100,000 warrants amounted to $299,052, which, consistent with FASB ASC 505-50, was recognized during the fiscal year ended December 31, 2006.

On November 9, 2009, Maxim Group LLC transferred 35,000 warrants to OTA LLC and 35,000 warrants to Maxim Partners, LLC respectively. OTA LLC exercised the warrants on a cashless basis on November 12, 2009 and received 6,609 shares of common stock, based on a formula provided for in the initial grant. Maxim Partners, LLC and Chardan Capital Markets, LLC transferred 35,000 warrants and 30,000 warrants to OTA LLC on December 15, 2009 and December 11, 2009, respectively. OTA LLC exercised the warrants on a cashless basis on December 18, 2009 and received 18,598 shares of common stock, based on a formula provided for in the initial grant.

There were no options or warrants outstanding as of December 31, 2009.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $1,376,791 and $1,381,230 for the fiscal year ended December 31, 2009 and 2008, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the fiscal year ended December 31, 2009 increased by $385,206, to $12,756,066 from $12,370,860 for the fiscal year ended December 31, 2008 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2009 and 2008, were $0.70 and $0.68 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided from operating activities was $9,703,198 for the fiscal year ended December 31, 2009, as compared to $9,673,487 of net cash provided by operating activities for the fiscal year ended December 31, 2008, an increase of $29,711.
.
Our primary cash flows from net income were realized through the sale of automotive parts. Net income after deducting non-cash items provided cash inflows at approximately $17.2 million for the fiscal year ended December 31, 2009 as compared to $16.6 million for the fiscal year ended December 31, 2008, an increase of $0.6 million. Cash flows from accounts receivable and notes receivable decreased by approximately $13.7 million for the fiscal year ended December 31, 2009 as compared with the fiscal year ended December 31, 2008, as a result of the high level of accounts receivable and notes receivable at December 31, 2009. The increase in accounts receivable was primarily due to the increase of the sales for the OEM market. The ending balance of accounts receivable as of December 31, 2009 was consistent with our normal practice. Additionally, most of accounts receivable were collected through bank acceptance during the fiscal year ended December 31, 2009, causing the increase in notes receivable. The Company established more distribution warehouses close to major OEM customers and maintained more stock in those warehouses to ensure timely deliveries at the request of major OEM customers. As a result, the Company maintained a high inventory level as of the end of fiscal year ended December 31, 2008. Because we normally require certain overseas and after-market customers to pay in advance before delivering goods, and due to the decreased sales in the overseas and after-market segments, cash flow generated from deposits received from customers decreased approximately $6.6 million for the fiscal year ended December 31, 2009 as compared with the fiscal year ended December 31, 2008. These declines in cash flow from operations were largely offset by cash flows in 2009 associated with inventory and other current assets reductions, and changes in liabilities.

At December 31, 2009, the Company had cash and cash equivalents of $10,255,259, as compared to cash and cash equivalents of $7,795,987 at December 31, 2008. The Company had working capital of $75,909,745 at December 31, 2009, as compared to working capital of $61,586,125 at December 31, 2008, reflecting current ratios of 5.05:1 and 5.36:1, respectively.

INVESTING - During the fiscal year ended December 31, 2009, the Company expended net cash of $7,252,359 in investing activities, mainly including the funds for acquisition of new equipment to support the growth of business. For the fiscal year ended December 31, 2008, the Company utilized $3,136,574 in investing activities.

FINANCING –Net cash used by financing activities was $3,482,360 for the fiscal year ended December 31, 2008, while cash flow from financing activities were positive, in an immaterial amount, for the fiscal year ended December 31, 2009, due to the fact that during fiscal year ended December 31, 2008, the Company repaid all its outstanding debt.

The Company’s management has taken a number of steps to restructure its customer base and phase out accounts that failed to make prompt payment. The Company also placed more emphasis on accounts receivable collection. In addition, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents, including the proceeds of our February 2010 stock offering, and anticipated cash flow generated from operations and our bank lines of credit, will be sufficient to finance our working capital requirements for the foreseeable future.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2009 and December 31, 2008, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

 Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates to reduce the risk of foreign exchange changes.

As the Company is currently free of indebtedness for borrowed money, we are not presently exposed to interest rate risk. However, to the extent that the Company borrows money in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

Certified Public Accountants | 1870 Winton Road S., Suite 200 | Rochester, New York 14618 | 585.295.2400 | EFPRotenberg.com

EFP ROTENBERG LLP
what counts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SORL Auto Parts, Inc.
No. 1169 YuMeng Road
Ruian Economic Development District
Ruian City, Zhejiang Province, China

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009. SORL Auto Parts, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 26, 2010

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31, 2009		December 31, 2008

Assets
Current Assets
Cash and Cash Equivalents	US$	10,255,259	US$	7,795,987
Accounts Receivable, Net of Provision		44,546,107		35,797,824
Notes Receivable		13,083,691		7,536,534
Inventory		18,760,724		19,105,845
Prepayments, including $0 and $187,813 from related parties at December 31, 2009 and December 31, 2008, respectively.		7,558,140		1,013,440
Other current assets, including $0 and $1,906,070 from related parties at December 31, 2009 and December 31, 2008, respectively.		444,281		4,445,778
Total Current Assets		94,648,202		75,695,408

Fixed Assets
Property, Plant and Equipment		35,335,958		32,927,306
Less: Accumulated Depreciation		(11,608,920)		(8,951,886)
Property, Plant and Equipment, Net		23,727,038		23,975,420

Leasehold Improvements in Progress		477,681		―

Land Use Rights, Net		14,198,392		14,514,983

Other Assets
Deferred compensation cost-stock options		―		9,935
Intangible Assets		161,499		161,347
Less: Accumulated Amortization		(54,380)		(39,018)
Intangible Assets, Net		107,119		122,329
Deferred tax assets		220,577		189,228
Total Other Assets		327,696		321,492
Total Assets	US$	133,379,009	US$	114,507,303

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $1,985,291 and $0 due to related parties at December 31, 2009 and December 31, 2008, respectively.	US$	9,724,715	US$	4,623,850
Deposit Received from Customers		3,670,369		6,295,857
Income tax payable		551,900		340,138
Accrued Expenses		4,206,297		2,389,314
Other Current Liabilities, including $200,762 and $0 from related parties at December 31, 2009 and December 31, 2008, respectively.		585,176		460,124
Total Current Liabilities		18,738,457		14,109,283

Non-Current Liabilities

Deferred tax liabilities		115,481		106,826
Total Liabilities		18,853,938		14,216,109

Stockholders' Equity
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2009 and December 31, 2008		―		―

Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,304,921 and 18,279,254 issued and outstanding as of December 31, 2009 and December 31, 2008		36,609		36,558
Additional Paid In Capital		37,498,401		37,498,452
Reserves		4,425,784		3,126,086
Accumulated other comprehensive income		10,939,100		10,848,248
Retained Earnings		50,231,052		38,774,684
Total SORL Auto Parts, Inc. stockholders' equity		103,130,946		90,284,028
Noncontrolling Interest In Subsidiaries		11,394,125		10,007,166
Total Equity		114,525,071		100,291,194
Total Liabilities and Stockholders' Equity	US$	133,379,009	US$	114,507,303

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For Years Ended on December 31, 2009 and 2008

	2009		2008

Sales	US$	124,979,741	130,893,422
Include: sales to related parties		569,621	2,816,816

Cost of Sales		89,516,540	97,225,582

Gross Profit		35,463,201	33,667,840

Expenses:
Selling and Distribution Expenses		8,137,377	8,423,124
General and Administrative Expenses		7,282,110	6,075,404
Research and development expenses		4,335,464	3,219,895
Financial Expenses		131,080	852,640

Total Expenses		19,886,031	18,571,063

Operating Income		15,577,170	15,096,777

Other Income		488,123	683,104
Non-Operating Expenses		(135,814)	(441,288)

Income Before Provision for Income Taxes		15,929,479	15,338,593

Provision for Income Taxes		1,796,622	1,586,503

Net Income	US$	14,132,857	13,752,090

Other Comprehensive Income - Foreign Currency Translation Adjustment		100,968	6,017,843

Total Comprehensive Income		14,233,825	19,769,933

Less:
Net income Attributable to Non-controlling Interest In Subsidiaries		1,376,791	1,381,230

Other Comprehensive Income Attributable to Non-controlling Interest's Share		10,116	601,784

Total Comprehensive Income Attributable to Non-controlling Interest's Share		1,386,907	1,983,014

Net Income Attributable to Stockholders		12,756,066	12,370,860

Other Comprehensive Income Attributable to Stockholders		90,852	5,416,059

Total Comprehensive Income Attributable to Stockholders		12,846,918	17,786,919

Weighted average common share - Basic		18,280,865	18,279,254

Weighted average common share - Diluted		18,280,865	18,279,254

EPS – Basic		0.70	0.68

EPS – Diluted		0.70	0.68

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended on December 31,2009 and 2008

	2009		2008

Cash Flows from Operating Activities
Net Income	US$	12,756,066	12,370,860
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		1,376,791	1,381,230
Bad Debt Expense		18,943	32,674
Depreciation and Amortization		3,017,677	2,706,053
Stock-Based Compensation Expense		9,935	59,636
Loss on disposal of Fixed Assets		11,835	24,892
Changes in Assets and Liabilities:
Account Receivables		(8,743,435)	(3,000,167)
Notes Receivables		(5,537,498)	2,437,182
Other Currents Assets		3,808,215	111,707
Inventory		362,858	(9,977,123)
Prepayments		(2,179,237)	400,877
Deferred tax assets		(31,185)	(182,938)
Accounts Payable and Notes Payable		5,062,595	(1,011,371)
Income Tax Payable		211,344	(33,631)
Deposits Received from Customers		(2,630,156)	3,937,491
Other Current Liabilities and Accrued Expenses		2,179,900	312,840
Deferred tax liabilities		8,550	103,275

Net Cash Flows from Operating Activities		9,703,198	9,673,487

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(6,817,073)	(3,063,458)
Leasehold Improvements in Progress		(477,876)	―
Sales proceeds of disposal of fixed assets		42,590	4,187
Investment in Intangible Assets		―	(77,303)

Net Cash Flows from Investing Activities		(7,252,359)	(3,136,574)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		―	(3,482,360)
Capital contributed by Minority S/H		52	―

Net Cash flows from Financing Activities		52	(3,482,360)

Effects on changes in foreign exchange rate		8,381	401,223

Net Change in Cash and Cash Equivalents		2,459,272	3,455,776

Cash and Cash Equivalents- Beginning of the year		7,795,987	4,340,211

Cash and cash Equivalents - End of the year	US$	10,255,259	7,795,987

Supplemental Cash Flow Disclosures:
Interest Paid		―	182,385
Tax Paid		2,302,527	2,106,992

Non-Cash Financing Activities:
Cashless exercise of options and warrants and issuance of common stock		51	—

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Years Ended on December 31, 2009 and 2008

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders’	Noncontrolling
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Total Equity
Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	1,882,979	27,646,931	5,432,189	72,497,109	8,024,152	80,521,261

Net Income	―	―	―	―	12,370,860	―	12,370,860	1,381,230	13,752,090

Other Comprehensive Income	―	―	―	―	―	5,416,059	5,416,059	601,784	6,017,843

Transfer to reserve	―	―	―	1,243,107	(1,243,107)	―	―	―	―

Ending Balance - December 31, 2008	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Beginning Balance - January 1, 2009	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Net Income	―	―	―	―	12,756,066	―	12,756,066	1,376,791	14,132,857

Other Comprehensive Income(Loss)	―	―	―	―	―	90,852	90,852	10,116	100,968

Stock options and warrants - cashless exercise, net	25,667	51	(51)	―	―	―	―	―	―

Capital contributed by Minority S/H	―	―	―	―	―	―	―	52	52

Transfer to reserve	―	―	―	1,299,698	(1,299,698)	―	―	―	―

Ending Balance - December 31, 2009	18,304,921	36,609	37,498,401	4,425,784	50,231,052	10,939,100	103,130,946	11,394,125	114,525,071

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (“the Company”) is principally engaged in the manufacture and distribution of automotive air brake systems, air controlling systems and other related components for different types of commercial vehicles, such as trucks, and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian”) in the People’s Republic of China (“PRC” or “China”). The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 40 categories of brake systems with over 1000 different specifications.

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. ("SIH"). SORL holds a 60% interest in the joint venture, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	ACCOUNTING METHOD

The Company uses the accrual method of accounting for financial statement and tax return purposes.

b.	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

c.	USE OF ESTIMATES

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

d.	FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

e.	RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business. All transactions have been recorded at fair market value of the goods and services exchanged.

f.	FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has two customers that each respectively account for more than 5.5% of its total revenues for the period. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.
(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.
(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5.4% per annum. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

g.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. The Company has made salability evaluation and did not find material impairment as December 31, 2009.

i.	PROPERTY, PLANT AND EQUIPMENT

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

j.	LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over its useful lives. The land use rights is amortized on a straight-line basis over the estimated useful life of 45 years.

k.	IMPAIRMENT OF LONG-LIVED ASSETS

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

l.	INTANGIBLE ASSETS

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

m.	ACCOUNTS RECEIVABLES AND ALLOWANCE FOR BAD DEBTS

The Company presents accounts receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollection. Accounts receivables generated from credit sales have general credit terms of 90 days for domestic aftermarket customers.

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

n.	NOTES RECEIVABLE

Notes receivable generally due within 30 to 60 days are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest.

o.	REVENUE RECOGNITION

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collection is probable. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

p.	INCOME TAXES

The Company accounts for income taxes under the provision of FASB ASC 740-10 (Prior authoritative literature: Statement No. 109, “Accounting for Income Taxes,”) whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

q.	FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in Renminbi (“RMB”), the currency of the PRC, The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 (Prior authoritative literature: SFAS No.52) in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The shareholders’ equity accounts are translated at appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are include in the results of operations as incurred.

r.	STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 505-50 (Prior authoritative literature: Statement No. 123R, “Share-Based Payment”). FASB ASC 505-50 revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. FASB ASC 505-50requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The Company has adopted FASB ASC 505-50as of January 1, 2005. Refer to Note 20: stock compensation plan for additional information on our stock option plan and related stock-based compensation expense.

s.	EMPLOYEES’ BENEFITS

Mandatory contributions are made to Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary costs.

t.	RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are classified as general and administrative expenses and are expensed as incurred.

u.	SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred.

v.	ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred.

w.	WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

x.	PURCHASE DISCOUNTS

Purchase discounts, if applicable, are netted in the cost of goods sold.

y.	LEASE COMMITMENTS

The Company has adopted FASB ASC 840 (Prior authoritative literature: FASB Statement No. 13, “Accounting for Leases”). If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

z.	RECENTLY ISSUED FINANCIAL STANDARDS

In December 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51") of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, FASB ASC 810-10-65 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

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

The following related party transactions occurred for the fiscal year ended December 31, 2009 and 2008:

	December 31,

	2009	2008
PURCHASES NON-VALVE PRODUCT , COMPONENTS FOR VALVE AUTO PARTS AND PACKAGING MATERIAL FROM:
Ruili Group Co., Ltd.	$18,179,641	$35,344,273
Total Purchases	$18,179,641	35,344,273

SALES TO:
Ruili Group Co., Ltd.	569,621	2,816,816
Total Sales	$569,621	$2,816,816

	December 31,
	2009	2008

ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$1,985,291	$—
Total	$1,985,291	$—

OTHER PAYABLES
Ruili Group Co., Ltd.	$200,762	$—
Total	$200,762	$—

PREPAYMENTS
Ruili Group Co., Ltd.	$—	$187,813
Total	$—	$187,813

OTHER ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.	$—	$1,906,070
Total	$—	$1,906,070

The total purchases from Ruili Group during the fiscal year ended December 31, 2009 consisted of $16.1  million of finished products for non-valve auto parts and $2.0 million of packaging materials.

NOTE 4 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2009 and December 31, 2008 were summarized as follows:

	December 31, 2009	December 31, 2008
Beginning balance	$24,997	$27,987
Add: Increase to allowance	32,826	(2,990)
Less: Accounts written off	—	—

Ending balance	$57,823	$24,997

	December 31, 2009	December 31, 2008
Accounts receivable	$44,603,930	$35,822,821
Less: allowance for doubtful accounts	57,823	(24,997)

Account receivable balance, net	$44,546,107	$35,797,824

NOTE 5 - INVENTORIES

On December 31, 2009 and December 31, 2008, inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw Material	$4,417,094	$2,705,224
Work in process	2,186,337	8,074,488
Finished Goods	12,157,293	8,326,133
Total Inventory	$18,760,724	$19,105,845

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Machinery	$24,283,034	$22,085,672
Molds	1,276,757	1,275,561
Office equipment	700,609	618,403
Vehicle	1,092,835	972,422
Building	7,982,723	7,975,248
Sub-Total	35,335,958	32,927,306

Less: Accumulated depreciation	(11,608,920)	(8,951,886)

Fixed Assets, net	$23,727,038	$23,975,420

Depreciation expense charged to operations was $2,672,318 and $2,375,363 for the fiscal year ended December 31, 2009 and 2008, respectively.

NOTE 7 – LAND USE RIGHTS

	December 31, 2009	December 31, 2008
Cost:	$14,941,331	$14,927,340
Less: Accumulated amortization:	(742,939)	(412,357)

Land use rights, net	$14,198,392	$14,514,983

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. The remaining balance of land use rights as of December 31, 2009 is amortized on a straight-line basis over 43 years, its remaining useful lives. Amortization expenses were $330,041 and $335,192 for the fiscal years ended December 31, 2009 and 2008, respectively. The annual amortization of the land use rights is $330,195 for each of the next five years.

NOTE 8 - INTANGIBLE ASSETS

Gross intangible assets were $161,499, less accumulated amortization of $54,380 for net intangible assets of $107,119 as of December 31, 2009. Gross intangible assets were $161,347, less accumulated amortization of $39,018 for net intangible assets of $122,329 as of December 31, 2008. Amortization expenses were $12,186 and $11,770 for the fiscal years ended December 31, 2009 and 2008 respectively. Future estimated amortization expense is as follows:

2010	2011	2012	2013	2014	Thereafter
$16,150	$16,150	$16,150	$16,150	$11,766	$30,753

NOTE 9 - PREPAYMENT

Prepayment consisted of the following as of December 31, 2009 and December 31, 2008:
	December 31,	December 31,
	2009	2008
Raw material suppliers	$3,059,449	$878,374
Equipment purchase	4,498,691	135,066

Total prepayment	$7,558,140	$1,013,440

NOTE 10- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as at December 31, 2009 and December 31, 2008 comprise the following:

	Dec 31, 2009	Dec 31, 2008
Deferred tax assets - current
Provision	7,917	3,990
Subsidiary's operating loss carryforwards	33,008	―
Warranty	260,295	277,893
Deferred tax assets	301,220	281,883
Valuation allowance	―	―
Net deferred tax assets - current	301,220	281,883

Deferred tax liabilities - current
Revenue (netoff cost)	80,643	92,655
Deferred tax liabilities - current	80,643	92,655

Net deferred tax assets - current	220,577	189,228

Deferred tax liabilities - non-current
Land use right	115,481	106,826
Deferred tax liabilities - non-current	115,481	106,826

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

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Accrued payroll	$1,536,980	$617,522
Other accrued expenses	2,669,317	1,771,792
Total accrued expenses	$4,206,297	$2,389,314

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

Additionally, the Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superceded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the effective income tax rate will be 15% for years 2009 through 2011.

In addition, in accordance with China's relevant regulations of income taxes, there is a benefit, which 40% of the additional investment in the Joint Venture used to purchase eligible domestic equipments can be used as a tax credit to reduce the current income taxes to the limit of any incremental income taxes in addition to the prior year. The Company received an income tax benefit of $694,746 and $377,147 in 2009 and 2008, respectively.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the fiscal year ended on December 31, 2009 and 2008 is as follows:

	2009	2008
Statutory tax rate	25.0%	25.0%
Tax holidays and concessions	-10%	-12.5%

Effective tax rate	15%	12.5%

	2009	2008
Computed income tax provision at the statutory rate	$2,389,422	$1,917,324
Tax refund	(694,746)	(377,147)
Deferred tax provision	(22,635)	(79,663)
Current year permanent differences and other reconciling items	124,581	125,989

Total income taxes	$1,796,622	$1,586,503

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31,2009. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. The open years are 2006 to 2008. There were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2009 and 2008, respectively, are summarized as follows:
	2009	2008

Current	$1,819,257	$1,666,166
Deferred	(22,635)	(79,663)

Total	$1,796,622	$1,586,503

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of December 31, 2009 and 2008, the Company has no unrecognized tax benefits.

NOTE 13 –Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $1,376,791 and $1,381,230 for the fiscal year ended December 31, 2009 and 2008, respectively.

	2009	2008
10% non-controlling interest in Ruian	$1,444,109	$1,381,230
40% non-controlling interest in SIH	$(67,318)	―

Total	$1,376,791	1,381,230

NOTE 14 - LEASES

The Joint Venture lease office space, apartment buildings and plant under non-cancelable operating leases with third parties and Ruili Group Co., Ltd.
Future minimum rental payments for the years ended December 31, are as follows:

	2010	2011	2012	2013	2014	Thereafter

Lease Commitments	$639,006	$628,179	$397,693	$329,410	$329,410	$988,231
Total	$639,006	$628,179	$397,693	$329,410	$329,410	$988,231

NOTE 15 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $10,701 and $6,126 for the fiscal years ended December 31, 2009 and 2008, respectively.

NOTE 16 - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $4,335,464 and $3,219,895 for the fiscal years ended December 31, 2009 and 2008, respectively.

NOTE 17 - WARRANTY CLAIMS

Warranty claims were $1,735,301 and $1,901,974 for the fiscal year ended on December 31, 2009 and 2008 respectively. The movement of accrued warranty expenses for fiscal year 2009 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2009	1,111,569

Aggregate reduction for payments made	(1,020,260)

Aggregate increase for new warranties issued during current period	1,643,992

Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―

Ending balance at December 31, 2009:	1,735,301

NOTE 18– SEGMENT INFORMATION

The Company produces air brake systems, air controlling systems and other related components for different types of commercial vehicles. Although it manufactures about 40 varieties of products of air brake systems and related components, they are basically one general line - air brake systems. Management does not analyze operational income based on different features of air brake systems but on one general line of air brake systems only. Hence, no separate segment analysis by products is presented as the Company’s only products are air brake systems and related components.

Net sales from the Chinese market were $94.6 million and $84.5 million for the fiscal year ended on December 31, 2009 and 2008, respectively. Net sales from international market were $30.4 million and $46.4 million for the fiscal year ended on December 31, 2009 and 2008, respectively.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

For the fiscal year ended on December 31, 2009, the Company’s three biggest customers were FAW Qingdao Automobile Works, Dongfeng Axle Co., Ltd., and Dongfeng Axle Co., Ltd. ShiYan Automobile Works which accounted for approximately 8.6%, 5.7% and 4.9% of total sales revenue, respectively. For the fiscal year ended on December 31, 2008, FAW Jiefang Automotive Co., Ltd. Dongfeng Axle Co., Ltd. ShiYan Automobile Works and FAW Qingdao Automobile Works accounted for approximately 6.5%, 6.0% and 5.3% of total sales revenue, respectively.

NOTE 19 – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts for the fiscal year ended on December 31, 2009 and 2008.

NOTE 20 – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,878,172 and $2,269,469 for the fiscal year ended on December 31, 2009 and 2008, respectively.

NOTE 21 - STOCK COMPENSATION PLAN

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

Number of Shares	% of Shares Issued	Initial Vesting Date

60,000	100%	March 1, 2006

These 60,000 options expired unexercised as of December 31, 2009.

The Company accounts for stock-based compensation in accordance with FASB ASC 505-50, “Share-Based Payment.” The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	75.75%
Risk-Free Interest Rate	4.59%
Contractual Term	3 years
Stock Price at Date of Grant	$4.79
Exercise Price	$4.79

Total deferred stock-based compensation expenses related to the 60,000 stock options granted amounted to $178,904. This amount is amortized over three years in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements was $59,636 and $9,935for the fiscal years ended December 31, 2008 and 2009. There was no unamortized compensation expense as of December 31, 2009.

(ii). Subject to all the terms and provisions of the Plan, on June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stocks with an exercise price of $7.25 per share. The option became vested and exercisable immediately on the date thereof. On November 12, 2009, David Ming He exercised the options on a cashless basis and received 460 shares of common stock, based on a formula provided for in the initial grant.

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

Total stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to G&A during 2007.

 (2) On January 5, 2006, the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company retained Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months from the date of January 5, 2006. The agreement has now expired.

On November 9, 2009, Maxim Group LLC transferred 35,000 warrants to OTA LLC and 35,000 warrants to Maxim Partners, LLC respectively. OTA LLC exercised the warrants on a cashless basis on November 12, 2009 and received 6,609 shares of common stock, based on a formula provided for in the initial grant. Maxim Partners, LLC and Chardan Capital Markets, LLC transferred 35,000 warrants and 30,000 warrants to OTA LLC on December 15, 2009 and December 11, 2009, respectively. OTA LLC exercised the warrants on a cashless basis on December 18, 2009 and received 18,598 shares of common stock, based on a formula provided for in the initial grant.

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

There were no options or warrants outstanding as of December 31, 2009.

NOTE 22- COMMITMENTS AND CONTINGENCIES

(1)  According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate.

(2)  The information of lease commitments is provided in Note 13.

NOTE 23 - OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 24 - SUBSEQUENT EVENTS

The Company sold 1,000,000 shares of its common stock to selected institutional investors at a price per share of $10.00 pursuant to a registered direct offering on February 8, 2010. This transaction provided net proceeds of approximately $9.4 million.

The Company has evaluated the subsequent events through March 29, 2010, the consolidated financial statements issue date.

NOTE 25 – RESTRICTED NET ASSETS

Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, our PRC subsidiaries and our affiliated PRC entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. As of December 31, 2009 and 2008, the amounts of our restricted net assets were approximately $4.4 million and $3.1 million, respectively.

NOTE 26 – RECLASSIFICATION OF PRIOR YEAR STATEMENT OF INCOME AND STATEMENT OF CASH FLOW

For the year ended December 31, 2008, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the year ended December 31, 2009.

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

Financial information of Parent Company

Balance Sheets

	December 31,2009	December 31,2008

ASSETS
Current Assets:
Cash and cash equivalents	$32,713	$32,718
Other current assets	6,161	16,161
Total current assets	38,874	48,879
Deferred compensation cost-stock options	―	9,935
Investments in subsidiaries	94,949,085	81,952,101

TOTAL ASSETS	$94,987,959	$82,010,915

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,606,643	2,486,566
Total current liabilities	2,606,643	2,486,566
Total liabilities	2,606,643	2,486,566
Shareholders' equity:
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2009 and December 31, 2008	―	―

Common Stock - $0.002 Par Value; 50,000,000 authorized, 18,304,921 and 18,279,254 issued and outstanding as of December 31, 2009 and December 31, 2008	36,609	36,558
Additional paid-in capital	37,498,401	37,498,452
Retained earnings	54,846,306	41,989,339
Total shareholders' equity	92,381,316	79,524,349

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,987,959	$82,010,915

Financial Information of Parent Company

Statement Of Income

	Year Ended Dec 31,
	2009	2008

Equity in earnings of subsidiaries	$12,996,907	$12,431,066
General and administrative expenses	(139,935)	59,636
Financial expenses	5	570

Net income attributable to shareholders	$12,856,967	$12,370,860

Weighted average common share – Basic	18,280,865	18,279,254

Weighted average common share – Diluted	18,280,865	18,279,254

EPS – Basic	0.70	0.68

EPS – Diluted	0.70	0.68

Financial Information of Parent Company
For Years Ended on December 31, 2009 and 2008

			Additional	Retained
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance - January 1, 2008	18,279,254	36,558	37,498,452	29,618,479	67,153,489

Net Income	―	―	―	12,370,860	12,370,860

Ending Balance - December 31, 2008	18,279,254	36,558	37,498,452	41,989,339	79,524,349

Beginning Balance - January 1, 2009	18,279,254	36,558	37,498,452	41,989,339	79,524,349

Net Income	―	―	―	12,856,967	12,856,967

Stock options and warrants – cashless exercise, net	25,667	51	(51)	―	―

Ending Balance - December 31, 2009	18,304,921	36,609	37,498,401	54,846,306	92,381,316

Financial Information of Parent Company

Statements of Changes in Stockholders' Equity

Statement Of Cash Flows

	Year Ended Dec 31,
	2009		2008

Cash flow from operating activities:
Net income		$12,856,967		$12,370,860
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries		(12,996,907)		(12,431,066)
Stock-Based Compensation Expense		9,935		59,636
Changes in other current assets		―		―
Changes in other current liabilities		130,000		―
Net cash provided by operating activities		$(5)		$(570)

Cash flows from investing activities:
Investment in subsidiaries, net of cash acquired	$	―	$	―

Net cash (used in) provided by investing activities	$	―	$	―

Cash flows from financing activities:
Proceeds from Share Issuance	$	―	$	―

Net cash provided by (used in) financing activities	$	―	$	―

Net change in increase in cash and cash equivalents		$(5)		$(570)
Cash and cash equivalents, beginning of period		32,718		33,288
Cash and cash equivalents, end of period		$32,713		$32,718

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and key employees, their ages and the positions they held as of December 31, 2009.

Name	Age	Position

Xiao Ping Zhang	47	Chief Executive Officer and Chairman

Xiao Feng Zhang	42	Chief Operating Officer and Director

Zong Yun Zhou	55	Chief Financial Officer

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors–Committees of the Board of Directors–Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors–Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 and is incorporated herein by reference.

PART IV

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

2.           Financial Statement Schedules.

See Item 8 of this report

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

23	Consent of EFP Rotenberg LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2010.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 29, 2010
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	March 29, 2010
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 29, 2010
Zong Yun Zhou

/s/ Li Min Zhang	Director	March 29, 2010
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 29, 2010
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 29, 2010
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 29, 2010
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 29, 2010
Jung Kang Chang