Form 10-Q
period 2010-03-31
SORL Auto Parts Inc
filed 2010-05-14
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
______________
86-577-6581-7720
(Registrant’s telephone number)
______________
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
As of March 31, 2010 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

INDEX

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31, 2010		December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	18,620,792	US$	10,255,259
Accounts Receivable, Net of Provision		40,952,748		44,546,107
Notes Receivable		16,416,880		13,083,691
Inventory		20,795,064		18,760,724
Prepayments		5,435,814		7,558,140
Other current assets		1,170,279		444,281
Total Current Assets		103,391,577		94,648,202
Fixed Assets
Property, Plant and Equipment		39,945,743		35,335,958
Less: Accumulated Depreciation		(12,380,467)		(11,608,920)
Property, Plant and Equipment, Net		27,565,276		23,727,038

Leasehold Improvements in Progress		477,140		477,681

Land Use Rights, Net		14,119,773		14,198,392

Other Assets
Intangible Assets		161,543		161,499
Less: Accumulated Amortization		(58,227)		(54,380)
Intangible Assets, Net		103,316		107,119
Deferred tax assets		321,060		220,577
Total Other Assets		424,376		327,696
Total Assets	US$	145,978,142	US$	133,379,009

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $1,467,505 and $1,985,291 due to related parties at March 31, 2010 and December 31, 2009, respectively.	US$	7,883,247	US$	9,724,715
Deposit Received from Customers		4,776,500		3,670,369
Income tax payable		215,933		551,900
Accrued Expenses		3,993,492		4,206,297
Other Current Liabilities, including $41,850 and $200,762 from related parties at March 31, 2010 and December 31, 2009, respectively.		532,013		585,176
Total Current Liabilities		17,401,185		18,738,457

Non-Current Liabilities
Deferred tax liabilities		128,348		115,481
Total Liabilities		17,529,533		18,853,938

Stockholders' Equity
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009		―		―
Common Stock - $0.002 Par Value; 50,000,000 authorized,
19,304,921 and 18,304,921 issued and outstanding as of
March 31, 2010 and December 31, 2009		38,609		36,609
Additional Paid In Capital		46,896,379		37,498,401
Reserves		4,751,711		4,425,784
Accumulated other comprehensive income		10,969,432		10,939,100
Retained Earnings		53,061,874		50,231,052
Total SORL Auto Parts, Inc. stockholders' equity		115,718,005		103,130,946
Noncontrolling Interest In Subsidiaries		12,730,604		11,394,125
Total Equity		128,448,609		114,525,071
Total Liabilities and Stockholders' Equity	US$	145,978,142	US$	133,379,009

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(Unaudited)
For The First Quarter Ended on March 31, 2010 and 2009

	Three Months Ended March 31,
	2010		2009

Sales	US$	34,105,054	20,243,738
Include: sales to related parties		249,156	137,432
Cost of Sales		24,455,082	14,730,925

Gross Profit		9,649,972	5,512,813

Expenses:
Selling and Distribution Expenses		1,984,024	1,317,734
General and Administrative Expenses		2,286,861	2,026,298
Research and development expenses		1,321,053	766,451
Financial Expenses		74,641	28,962

Total Expenses		5,666,579	4,139,445

Operating Income		3,983,393	1,373,368

Other Income		84,500	39,217
Non-Operating Expenses		(12,659)	(3,614)

Income Before Provision for Income Taxes		4,055,234	1,408,971

Provision for Income Taxes		604,578	357,966

Net Income	US$	3,450,656	1,051,005

Other Comprehensive Income - Foreign Currency Translation Adjustment		34,004	(19,202)

Total Comprehensive Income		3,484,660	1,031,803

Less:
Net income Attributable to Non-controlling Interest In Subsidiaries		293,907	106,094

Other Comprehensive Income Attributable to Non-controlling Interest's Share		3,672	(1,920)

Total Comprehensive Income Attributable to Non-controlling Interest's Share		297,579	104,174

Net Income Attributable to Stockholders		3,156,749	944,911

Other Comprehensive Income Attributable to Stockholders		30,332	(17,282)

Total Comprehensive Income Attributable to Stockholders		3,187,081	927,629

Weighted average common share - Basic		18,871,588	18,279,254

Weighted average common share - Diluted		18,871,588	18,279,254

EPS – Basic		0.17	0.05

EPS – Diluted		0.17	0.05

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
For The First Quarter Ended on March 31, 2010 and 2009

	Three Months Ended March 31,
	2010		2009

Cash Flows from Operating Activities
Net Income	US$	3,156,749	944,911
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		293,907	106,094
Bad Debt Expense		157,199	550,156
Depreciation and Amortization		855,272	729,433
Stock-Based Compensation Expense		–	9,935
Changes in Assets and Liabilities:
Accounts Receivable		3,416,837	1,504,731
Notes Receivable		(3,329,084)	176,990
Other Current Assets		(536,002)	2,792,782
Inventory		(2,028,836)	3,004,417
Prepayments		942,716	(4,837,993)
Deferred tax assets		(100,421)	(173,871)
Accounts Payable		(1,972,587)	(1,853,226)
Income Tax Payable		(336,074)	141,540
Deposits Received from Customers		1,104,956	(121,974)
Other Current Liabilities and Accrued Expenses		(488,406)	149,836
Deferred tax liabilities		12,833	21,363
Net Cash Flows from Operating Activities		1,149,059	3,145,124

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(3,225,155)	(226,183)
Sales proceeds of disposal of fixed assets		-	33,795

Net Cash Flows from Investing Activities		(3,225,155)	(192,388)

Cash Flows from Financing Activities
Proceeds from Share Issuance		9,399,978	–
Capital contributed by Minority Shareholder		1,038,900	–

Net Cash flows from Financing Activities		10,438,878	–

Effects on changes in foreign exchange rate		2,751	(1,760)

Net Change in Cash and Cash Equivalents		8,365,533	2,950,976

Cash and Cash Equivalents- Beginning of the period		10,255,259	7,795,987

Cash and cash Equivalents - End of the period	US$	18,620,792	10,746,963

Supplemental Cash Flow Disclosures:
Interest Paid		–	13,736
Tax Paid		1,028,418	368,857

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The First Quarter Ended on March 31, 2010 and 2009

			Additional		Retained	Accumu. Other	Total SORL Auto Part, Inc.
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2009	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Net Income	–	–	–	–	944,911	–	944,911	106,094	1,051,005

Other Comprehensive Income(Loss)	–	–	–	–	–	(17,282)	(17,282)	(1,920)	(19,202)

Transfer to reserve	–	–	–	95,485	(95,485)	–	–	–	–

Ending Balance - March 31, 2009	18,279,254	36,558	37,498,452	3,221,571	39,624,110	10,830,966	91,211,657	10,111,340	101,322,997

Beginning Balance - January 1, 2010	18,304,921	36,609	37,498,401	4,425,784	50,231,052	10,939,100	103,130,946	11,394,125	114,525,071

Net Income	–	–	–	–	3,156,749	–	3,156,749	293,907	3,450,656

Other Comprehensive Income(Loss)	–	–	–	–	–	30,332	30,332	3,672	34,004

Common stock issued in public offering	1,000,000	2,000	9,397,978	–	–	–	9,399,978	–	9,399,978

Capital contributed by Minority Shareholder	–	–	–	–	–	–	–	1,038,900	1,038,900

Transfer to reserve	–	–	–	325,927	(325,927)	–	–	–	–

Ending Balance - March 31, 2010	19,304,921	38,609	46,896,379	4,751,711	53,061,874	10,969,432	115,718,005	12,730,604	128,448,609

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc.( “the Company”) is principally engaged in the manufacture and distribution of automotive air brake systems, air controlling systems and other related components for different types of commercial vehicles, such as trucks, and buses, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian”) in the People’s Republic of China (“PRC” or “China”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 40 categories of brake systems with over 1000 different specifications.

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.349 million in its operating subsidiary, the Ruili Group Ruian Auto Parts Co., Ltd.(the “Joint Venture”) To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $1.039 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

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

FASB ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The adoption of these standards has not had any significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The adoption of FASB ASC 860-10-05 has not had a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature SFAS 166 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The adoption of FASB ASC 810-10-05 has not had a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (Prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces prior authoritative literature SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10 has not had a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU  No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The adoption of this guidance has not had a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  This guidance requires new disclosures only, and has had no impact on the Company’s consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive products, components for valve parts and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of the Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions are reported for the fiscal quarter ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

PURCHASES FROM :
Ruili Group Co., Ltd.	$4,635,025	$2,697,016
Total Purchases	$4,635,025	$2,697,016

SALES TO:
Ruili Group Co., Ltd.	$249,156	$137,432
Total Sales	$249,156	$137,432

The total purchases from Ruili Group during the first quarter ended March 31, 2010 consisted of approximately $4.3 million of finished products of non-valve auto parts and approximately $0.3 million of packaging materials.

	March 31,	December 31,
	2010	2009
ACCOUNTS PAYABLE TO RELATED PARTIES
Ruili Group Co., Ltd.	$1,467,505	$1,985,291
Total	$1,467,505	$1,985,291

OTHER PAYABLES TO RELATED PARTIES
Ruili Group Co., Ltd.	$41,850	$200,762
Total	$41,850	$200,762

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at March 31, 2010 and December 31, 2009 were summarized as follows:

	March 31,	December 31,
	2010	2009
Beginning balance	$57,823	$24,997
Add: Increase to allowance	157,237	32,826
Less: Accounts written off	—	—
Ending balance	$215,060	$57,823

	March 31,	December 31,
	2010	2009
Accounts receivable	$41,167,808	$44,603,930
Less: allowance for doubtful accounts	(215,060)	(57,823)
Accounts receivable balance, net	$40,952,748	$44,546,107

NOTE F - INVENTORIES

On March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Raw Material	$4,952,445	$4,417,094
Work in process	2,213,128	2,186,337
Finished Goods	13,629,491	12,157,293
Total Inventory	$20,795,064	$18,760,724

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Machinery	$28,773,073	$24,283,034
Molds	1,277,112	1,276,757
Office equipment	710,808	700,609
Vehicle	1,199,805	1,092,835
Building	7,984,945	7,982,723
Sub-Total	39,945,743	35,335,958

Less: Accumulated depreciation	(12,380,467)	(11,608,920)

Fixed Assets, net	$27,565,276	$23,727,038

Depreciation expense charged to operations was $768,209 and $643,142 for the first quarter ended March 31, 2010 and 2009, respectively.

NOTE H- LAND USE RIGHTS

	March 31,	December 31,
	2010	2009
Cost:	$14,945,490	$14,941,331
Less: Accumulated amortization:	(825,717)	(742,939)
Land use rights, net	$14,119,773	$14,198,392

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $82,560 and $82,464 for the first quarter ended March 31, 2010 and 2009, respectively.

NOTE I - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $161,543, less accumulated amortization of $58,227 for net intangible assets of $103,316 as of March 31, 2010. Gross intangible assets were $161,499, less accumulated amortization of $54,380 for net intangible assets of $107,119 as of December 31, 2009. Amortization expenses were $3,832 and $3,827 for the first quarter ended March 31, 2010 and 2009 respectively. Future estimated amortization expense is as follows:
2010	2011	2012	2013	2014	Thereafter
$12,318	$16,150	$16,150	$16,150	$11,766	$30,753

NOTE J - PREPAYMENT

Prepayment, including related party transactions described above in Note D, consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Raw material suppliers	$2,117,451	$3,059,449
Equipment purchase	3,318,363	4,498,691
Total prepayment	$5,435,814	$7,558,140

NOTE K - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of March 31, 2010
	Mar 31, 2010	Dec 31, 2009
Deferred tax assets - current
Provision	31,502	7,917
Subsidiary's operating loss carryforwards	66,528	33,008
Warranty	307,967	260,295
Deferred tax assets	405,997	301,220
Valuation allowance	―	―
Deferred tax assets - current	405,997	301,220

Deferred tax liabilities - current
Revenue (netoff cost)	84,937	80,643
Deferred tax liabilities - current	84,937	80,643

Net deferred tax assets - current	321,060	220,577

Deferred tax liabilities - non-current
Land use right	128,348	115,481
Deferred tax liabilities - non-current	128,348	115,481

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in U.S. as the Company had no United States taxable income for the reporting period. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE L - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Accrued payroll	$1,131,353	$1,536,980
Other accrued expenses	2,862,139	2,669,317
Total accrued expenses	$3,993,492	$4,206,297

NOTE M – RESERVE

The reserve funds are comprised of the following:

	March 31,	December 31,
	2010	2009
Statutory surplus reserve fund	$4,751,711	$4,425,784
Total	$4,751,711	$4,425,784

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

Additionally, the Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the Company’s effective income tax rate will be 15% for years 2009 through 2011.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the first quarter of 2010 and 2009 is as follows:

	Mar-31-2010	Mar-31-2009
Statutory tax rate	25.0%	25.0%
Tax holidays and concessions	-10%	-10%

Effective tax rate	15%	15%

	Mar-31-2010	Mar-31-2009
Computed income tax provision at the statutory rate	$608,285	$211,346
Deferred tax provision	(87,766)	(152,508)
Current year permanent differences and other reconciling items	84,059	299,128

Total income taxes	$604,578	$357,966

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31,2009. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. The open years are 2006 to 2008. There were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the first quarter of 2010 and 2009, respectively, are summarized as follows:

	Mar-31-2010	Mar-31-2009

Current	$692,344	$510,475
Deferred	(87,766)	(152,508)

Total	$604,578	$357,967

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of March 31, 2010 and 2009, the Company has no unrecognized tax benefits.

NOTE O - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Company’s Joint Venture Partner, in the Chinese located Joint Venture, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in the Hong Kong located Joint Venture. Net income attributable to non-controlling interests in subsidiaries amounted to $293,907 and $106,094 for the first quarter of 2010 and 2009, respectively.

	Mar-31-2010	Mar-31-2009
10% non-controlling interest in Ruian	$362,141	$106,094
40% non-controlling interest in SIH	$(68,234)	―

Total	$293,907	106,094

NOTE P - LEASES

In December 2006, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are respectively for its management personnel and staff. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

Future minimum rental payments for the years ended December 31, are as follows:

	2010	2011	2012	2013	2014	Thereafter
Lease Commitments	$568,638	$628,179	$397,693	$329,410	$329,410	$988,231

Total	$568,638	$628,179	$397,693	$329,410	$329,410	$988,231

NOTE Q - ADVERTISING COSTS

The Company incurred no advertising costs for the first quarter ended March 31, 2010 and 2009.

NOTE R - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,321,053 and $766,451 for the first quarter ended March 31, 2010 and 2009, respectively.

NOTE S - WARRANTY CLAIMS

Warranty claims accrued were $416,836 and $266,288 for the first quarter ended March 31, 2010 and 2009, respectively. The change in accrued warranty expenses or the first quarter ended March 31, 2010 was as follows:

Beginning balance at Jan 01, 2010		$1,735,301
Aggregate reduction for payments made:		$(99,023)
Aggregate increase for new warranties issued during current period:		$416,836
Aggregate changes in the liability related to pre-existing warranties (changes in estimate):	$	―
Ending balance at March 31, 2010		$2,053,114

NOTE T - SEGMENT INFORMATION

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

Net sales from our Chinese market were $25.6 million and $15.7 million for the three months ended March 31, 2010 and 2009, respectively. Net sales from international market were $8.5 million and $4.6 million for the three months ended March 31, 2010 and 2009, respectively.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

For the three months ended March 31, 2010, the Company’s three biggest customers were FAW Qingdao Automobile Works, Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works and FAW Jiefang Automotive Co., Ltd. which accounted for approximately 11.4%, 6.3% and 6.0% of total sales revenue, respectively. For the three months ended March 31, 2009, FAW Jiefang Automotive Co., Ltd., Beiqi Foton Motor Co., Ltd. Zhucheng Automobile Works and Guangzhou Ruili Autoparts Co., Ltd. accounted for approximately 4.7%, 3.7% and 3.2% of our total sales revenue, respectively.

NOTE U – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts for the first quarter of 2010 and 2009.

NOTE V – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $633,642 and $227,613 for the first quarter of 2010 and 2009, respectively.

NOTE W – STOCK COMPENSATION PLAN

 The amortization of deferred stock-based compensation was $0 and $9,935 for the first quarter of 2010 and 2009 .There were no employee stock options or warrants outstanding as of March 31, 2010.

NOTE X- COMMITMENTS AND CONTINGENCIES

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

(2)  Information regarding lease commitments is provided in Note P.

NOTE Y - OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE Z – RECLASSIFICATION OF PRIOR YEAR STATEMENT OF INCOME AND STATEMENT OF CASH FLOW

For the first quarter of 2010, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the first quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

OVERVIEW

The Company manufactures and distributes automotive air brake systems, air controlling systems and other related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally for use primarily in different types of commercial vehicles, such as trucks and buses. There are forty categories of air brake systems with over one thousand different specifications. Management believes that it is the largest manufacturer of automotive brake systems in China for commercial vehicles such as tucks and buses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009.

See Note N to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

SALES

	Three Months ended			Three Months ended
	31-MAR-10			31-MAR-09
Air brake systems & related components	$29.5	M	86.5%	$17.3	M	85.6%
Non-valve products	$4.6	M	13.5%	$2.9	M	14.4%
Total	$34.1	M	100%	$20.2	M	100%

Sales consist of air brake systems and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from related parties.

Net sales were $34,105,054 for the three months ended March 31, 2010, compared with $20,243,738 for the same period 2009. Net sales for the three months ended March 31, 2010 increased by $13.9 million or 68.5% to $34.1 million.

The following table sets forth the breakdown of net sales revenue by markets for the first quarter of the 2010 and 2009 fiscal years:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	31-Mar-10	Total Sales	31-Mar-09	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$19.2	56%	$9.2	45%	108.7%
China Aftermarket	$6.4	19%	$6.5	32%	-1.5%
International market	$8.5	25%	$4.6	23%	84.8%
Total	$34.1	100%	$20.2	100%	68.8%

Global financial conditions, involving a worldwide macroeconomic decline and weak global auto market, caused the demand for our products to decline during the first quarter of 2009. However, the Chinese’s government’s 4 trillion RMB stimulus package, which positively affected the development of China’s automobile industry, materially benefited our results in first quarter of 2010. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2010. As a result of these positive factors, our sales to the Chinese OEM market increased by $10 million to $19.2 million for the first quarter of 2010, compared to $9.2 million for the same period of 2009.

We achieved total revenue of $6.4 million in Chinese aftermarket sales for the three months ended March 31, 2010, a decrease of $0.1million, or 1.5% from the same period of last year.

The global financial crisis has negatively affected our international customers and caused many world currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy caused our customers to decrease their inventories in order to lower their risk in the first quarter of 2009. With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased by $3.9 million or 84.8%, to $8.5 million for the first quarter of 2010, as compared to $4.6 million for the same period of 2009.

COST OF SALES AND GROSS PROFIT

For the quarter ended March 31, 2010, cost of sales was $24,455,082, an increase of $9,724,157, or 66.0% from $14,730,925 for the same period last year.

From $5,512,813 for the first quarter of 2009 to $9,649,972 for the first quarter of 2010, gross profit increased by 75%, exceeding our cost of sales increase rate. Our gross margin increased 1.1 percentage points for the three months ended March 31, 2010, to 28.3% from 27.2 % for the same period of 2009.

We believe that the improvements in gross profits and gross margin reflect our focus on increasing production efficiency, improving the technologies of products, and improving our product portfolio. We believe that our continued expansion to higher-profit new products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $1,984,024 for the three months ended March 31, 2010, as compared to $1,317,734 for the same period of 2009, an increase of $666,290 or 50.6%. The increase was mainly due to the increased transportation expense, packaging expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.8% for the three months ended March 31, 2010, as compared to 6.5% for the same period in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,286,861 for the three months ended March 31, 2010, as compared to $2,026,298 for the same period of 2009, an increase of $260,563 or 12.9%. The increase was mainly due to increased staff salary, welfare costs and travel expenses for business expansion. As a percentage of sales revenue, general and administrative expenses decreased to 6.7% for the three months ended March 31, 2010, as compared to 10.0% for the same period in 2009.

RESEARCH AND DEVELOPMENT EXPENSE

For the three months ended March 31, 2010, research and development expense was $1,321,053, as compared to $766,451 for the same period of 2009, an increase of $554,602. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $855,272 for the three months ended March 31, 2010, compared with that of $729,433 for the same period of 2009, an increase of $125,839. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Our financial expense for the three months ended March 31, 2010 increased by $45,679 to $74,641 from $28,962 for the same period of 2009, which was mainly attributed to more interest resulted from discounting notes receivables during the three months ended March 31, 2010.

OTHER INCOME

Other income was $84,500 for the three months ended March 31, 2010, as compared to $39,217 for the three months ended March 31, 2009, an increase of $45,283. Other income was mainly due to the sales of raw material scraps.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. In 2009, 2010 and 2011, the Joint Venture will enjoy a 50% exemption from the applicable income tax rate of 25% on any pre-tax income above its 2006 pre-tax income. The above taxation exemption was superseded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the effective income tax rate will be 15% for years 2009 through 2011.

Income tax expense of $604,578 and $357,966 was recorded for the quarters ended March 31, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $0 and $9,935 for the quarters ended March 31, 2010 and 2009, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

On June 20, 2007, the Company granted to its previous senior manager of investor relations, David Ming He, options to purchase 4,128 shares of its common stock with an exercise price of $7.25 per share. In accordance with the agreement, the option became vested and exercisable immediately on the date thereof. Total deferred stock-based compensation expenses related to the 4,128 stock options granted amounted to $23,201. This amount was charged to General and administrative expenses during the fiscal year ended December 31, 2007. On November 13, 2009, David Ming He exercised the options on a cashless basis and received 460 shares of common stock, based on a formula provided for in the initial grant.

On January 5, 2006, the Company issued 100,000 warrants for financial services to be provided by Maxim Group LLC and Chardan Capital Markets, LLC, with an exercise price of $6.25 per share. In accordance with the common stock purchase warrant agreement, the warrants became vested and exercisable immediately on the date thereof. As set forth in the agreement, the Company had retained Maxim Group LLC and Chardan Capital Markets, LLC as its exclusive financial advisors and investment bankers for a period of twelve months from the date of January 5, 2006. The agreement has now expired. Total expense associated with the 100,000 warrants amounted to $299,052, which, consistent with FASB ASC 505-50, was recognized during the fiscal year ended December 31, 2006.

On November 9, 2009, Maxim Group LLC transferred 35,000 warrants to OTA LLC and 35,000 warrants to Maxim Partners, LLC respectively. OTA LLC exercised the warrants on a cashless basis on November 12, 2009 and received 6,609 shares of common stock, based on a formula provided for in the initial grant. Maxim Partners, LLC and Chardan Capital Markets, LLC transferred an additional 35,000 warrants and 30,000 warrants to OTA LLC on December 15, 2009 and December 11, 2009, respectively. OTA LLC exercised the warrants on a cashless basis on December 18, 2009 and received 18,598 shares of common stock, based on a formula provided for in the initial grant.

There were no options or warrants outstanding as of March 31, 2010.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture, in each case held by our Joint Venture Partners. Non-controlling interest in subsidiaries amounted to $293,907 and $106,094 for the first quarter ended March 31, 2010 and 2009, respectively.

NET INCOME

The net income for the first quarter ended March 31, 2010 increased by $2,211,838, to $3,156,749 from net income of $944,911 for the first quarter ended March 31, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the first quarter ended March 31, 2010 and 2009, were $0.17 and $0.05 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided from operating activities was $1,149,059 for the first quarter ended March 31, 2010 compared with $3,145,124 of net cash provided in operating activities in the same period in 2009, a decrease of $1,996,065, primarily due to increases in notes receivable and inventories compared with March 31, 2009. During the three months ended March 31, 2010, with the recovery of global economy and good performance on our each sale segments, higher inventories level was required for more sales order from different sale segments. The increased inventories resulted approximately $2.0 million cash outflow for the three months ended March 31, 2010, but the cash outflow was offset by the cash inflow contributed from accounts receivable and advances from customers. Most accounts receivable of our OEM customers were converted into notes receivable during the three months ended March 31, 2010. Those notes mature within one to six months and may be transferred to our material suppliers as a payment at anytime. We therefore do not believe that the notes receivable decrease our current liquidity.

At March 31, 2010, the Company had cash and cash equivalents of $18,620,792 as compared to cash and cash equivalents of $10,255,259 at December 31, 2009. The Company had working capital of $85,990,392 at March 31, 2010, as compared to working capital of $75,909,745 at December 31, 2009, reflecting current ratios of 5.94:1 and 5.05:1, respectively.

INVESTING - During the three months ended March 31, 2009, the Company expended net cash of $192,388 in investing activities. For the three months ended March 31, 2010, the Company utilized $3,225,155 mainly for acquisition of new equipment to support the growth of the business.

FINANCING - The Company had no borrowings under its credit facilities during the quarter ended March 31, 2009 and 2010. During the three months ended March 31, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to the Joint Venture.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on collection of accounts receivable from our customers. During the first quarter of 2010, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

At March 31, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 14, 2010	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)