Form 10-Q
period 2010-06-30
SORL Auto Parts Inc
filed 2010-08-12
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
As of June 30, 2010 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010

INDEX

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30, 2010		December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	7,975,715	US$	10,255,259
Accounts Receivable, Net of Provision		45,779,486		44,546,107
Notes Receivable		26,376,540		13,083,691
Inventory		23,101,305		18,760,724
Prepayments		8,542,593		7,558,140
Deferred tax assets		473,212		220,577
Other current assets		1,943,481		444,281
Total Current Assets		114,192,332		94,868,779
Fixed Assets
Property, Plant and Equipment		42,429,586		35,335,958
Less: Accumulated Depreciation		(13,301,430)		(11,608,920)
Property, Plant and Equipment, Net		29,128,156		23,727,038

Leasehold Improvements, Net		464,324		477,681

Land Use Rights, Net		14,110,375		14,198,392

Other Assets
Deferred compensation cost-stock options		―		―
Intangible Assets		162,385		161,499
Less: Accumulated Amortization		(62,383)		(54,380)
Intangible Assets, Net		100,002		107,119
Total Other Assets		100,002		107,119
Total Assets	US$	157,995,189	US$	133,379,009

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $155,996 and $1,985,291 due to related parties at June 30, 2010 and December 31, 2009, respectively.	US$	7,285,529	US$	9,724,715
Deposit Received from Customers		4,476,527		3,670,369
Short term bank loans		4,495,264
Income tax payable		1,236,649		551,900
Accrued Expenses		4,803,392		4,206,297
Other Current Liabilities, including $54,729 and $200,762 from related parties at June 30, 2010 and December 31, 2009, respectively.		484,781		585,176
Total Current Liabilities		22,782,142		18,738,457

Non-Current Liabilities

Deferred tax liabilities		141,918		115,481
Total Liabilities		22,924,060		18,853,938

Stockholders' Equity
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of June 30, 2010 and December 31, 2009		―		―
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 18,304,921 issued and outstanding as of June 30, 2010 and December 31, 2009		38,609		36,609
Additional Paid In Capital		46,896,379		37,498,401
Reserves		5,299,522		4,425,784
Accumulated other comprehensive income		11,589,014		10,939,100
Retained Earnings		57,899,291		50,231,052
Total SORL Auto Parts, Inc. stockholders' equity		121,722,815		103,130,946
Noncontrolling Interest In Subsidiaries		13,348,314		11,394,125
Total Equity		135,071,129		114,525,071
Total Liabilities and Stockholders' Equity	US$	157,995,189	US$	133,379,009

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(Unaudited)
For The Three Months and Six Months Ended June 30,2010 and 2009

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010	2009

Sales	US$	49,897,229	29,740,212	84,002,283	49,983,950
Include: sales to related parties		368,441	64,179	617,597	201,611
Cost of Sales		36,419,878	21,318,699	60,874,960	36,049,624

Gross Profit		13,477,351	8,421,513	23,127,323	13,934,326

Expenses:
Selling and Distribution Expenses		2,843,380	2,060,718	4,827,404	3,378,452
General and Administrative Expenses		2,803,915	1,481,757	5,090,776	3,508,055
Research and development expenses		1,738,529	791,307	3,059,582	1,557,758
Financial Expenses		271,178	9,129	345,819	38,091

Total Expenses		7,657,002	4,342,911	13,323,581	8,482,356

Operating Income		5,820,349	4,078,602	9,803,742	5,451,970

Other Income		168,565	176,244	253,065	215,461
Non-Operating Expenses		(43,854)	(11,002)	(56,513)	(14,616)

Income Before Provision for Income Taxes		5,945,060	4,243,844	10,000,294	5,652,815

Provision for Income Taxes		10,964	914,125	615,542	1,272,091

Net Income	US$	5,934,096	3,329,719	9,384,752	4,380,724

Other Comprehensive Income - Foreign Currency Translation Adjustment		688,424	60,385	722,428	41,183

Total Comprehensive Income		6,622,520	3,390,104	10,107,180	4,421,907

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		548,868	332,972	842,775	439,066

Other Comprehensive Income Attributable to Non-controlling Interest's Share		68,842	6,039	72,514	4,119

Total Comprehensive Income Attributable to Non-controlling Interest's Share		617,710	339,011	915,289	443,185

Net Income Attributable to Stockholders		5,385,228	2,996,747	8,541,977	3,941,658

Other Comprehensive Income Attributable to Stockholders		619,582	54,346	649,914	37,064

Total Comprehensive Income Attributable to Stockholders		6,004,810	3,051,093	9,191,891	3,978,722

Weighted average common share - Basic		19,304,921	18,279,254	19,089,451	18,279,254

Weighted average common share - Diluted		19,304,921	18,279,254	19,089,451	18,279,254

EPS - Basic		0.28	0.16	0.45	0.22

EPS - Diluted		0.28	0.16	0.45	0.22

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
For The Three Months and Six Months Ended June 30,2010 and 2009

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010	2009

Cash Flows from Operating Activities
Net Income	US$	5,385,228	2,996,747	8,541,977	3,941,658
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		548,868	332,972	842,775	439,066
Bad Debt Expense		731,096	(97,231)	888,295	452,925
Depreciation and Amortization		956,043	746,805	1,811,315	1,476,238
Stock-Based Compensation Expense		―	―	―	9,935
Loss on disposal of Fixed Assets		―	10,098	―	10,098
Changes in Assets and Liabilities:
Accounts Receivable		(5,359,127)	(6,897,996)	(1,942,290)	(5,393,265)
Notes Receivable		(9,848,412)	(757,995)	(13,177,496)	(581,005)
Other Currents Assets		(892,982)	1,079,180	(1,428,984)	3,871,962
Inventory		(2,192,139)	(138,622)	(4,220,975)	2,865,795
Prepayments		(1,892,718)	4,284,501	(950,002)	(553,492)
Deferred tax assets		(150,434)	(168,203)	(250,855)	(342,074)
Deferred assets		―	(465,484)	―	(465,484)
Accounts Payable and Notes Payable		(637,151)	2,714,776	(2,609,738)	861,550
Income Tax Payable		1,016,940	1,281,330	680,866	1,422,870
Deposits Received from Customers		(324,028)	259,233	780,928	137,259
Other Current Liabilities and Accrued Expenses		896,405	190,883	407,999	340,719
Deferred tax liabilities		12,868	21,367	25,701	42,730
Net Cash Flows from Operating Activities		(11,749,543)	5,392,361	(10,600,484)	8,537,485

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(3,447,536)	(387,131)	(6,672,691)	(613,314)
Sales proceeds of disposal of fixed assets		―	2,897	―	36,692
Net Cash Flows from Investing Activities		(3,447,536)	(384,234)	(6,672,691)	(576,622)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		4,483,578	―	4,483,578	―
Proceeds from Share Issuance		―	―	9,399,978	―
Capital contributed by Minority Shareholder		―	―	1,038,900	―

Net Cash flows from Financing Activities		4,483,578	―	14,922,456	―

Effects on changes in foreign exchange rate		68,424	7,740	71,175	5,980

Net Change in Cash and Cash Equivalents		(10,645,077)	5,015,867	(2,279,544)	7,966,843

Cash and Cash Equivalents- Beginning of the period		18,620,792	10,746,963	10,255,259	7,795,987

Cash and cash Equivalents - End of the period	US$	7,975,715	15,762,830	7,975,715	15,762,830

Supplemental Cash Flow Disclosures:
Interest Paid		―	―	―	13,736
Tax Paid		35,288	261,825	1,063,706	630,682

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The Three Months Ended June 30, 2010 and 2009

							Total SORL Auto
			Additional		Retained	Accumu. Other	Parts, Inc.
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - April 1, 2009	18,279,254	36,558	37,498,452	3,221,571	39,624,110	10,830,966	91,211,657	10,111,340	101,322,997

Net Income	―	―	―	―	2,996,747	―	2,996,747	332,972	3,329,719

Other Comprehensive Income(Loss)	―	―	―	―	―	54,346	54,346	6,039	60,385

Transfer to reserve	―	―	―	299,675	(299,675)	―	―	―	―

Ending Balance - June 30, 2009	18,279,254	36,558	37,498,452	3,521,246	42,321,182	10,885,312	94,262,750	10,450,351	104,713,101

Beginning Balance - April 1, 2010	19,304,921	38,609	46,896,379	4,751,711	53,061,874	10,969,432	115,718,005	12,730,604	128,448,609

Net Income	―	―	―	―	5,385,228	―	5,385,228	548,868	5,934,096

Other Comprehensive Income(Loss)	―	―	―	―	―	619,582	619,582	68,842	688,424

Transfer to reserve	―	―	―	547,811	(547,811)	―	―	―	―

Ending Balance - June 30, 2009	19,304,921	38,609	46,896,379	5,299,522	57,899,291	11,589,014	121,722,815	13,348,314	135,071,129

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For The Six Months Ended June 30, 2010 and 2009

Beginning Balance – January 1, 2009	18,279,254	36,558	37,498,452	3,126,086	38,774,684	10,848,248	90,284,028	10,007,166	100,291,194

Net Income	―	―	―	―	3,941,658	―	3,941,658	439,066	4,380,724

Other Comprehensive Income(Loss)	―	―	―	―	―	37,064	37,064	4,119	41,183

Transfer to reserve	―	―	―	395,160	(395,160)	―	―	―	―

Ending Balance – June 30, 2009	18,279,254	36,558	37,498,452	3,521,246	42,321,182	10,885,312	94,262,750	10,450,351	104,713,101

Beginning Balance – January 1, 2010	18,304,921	36,609	37,498,401	4,425,784	50,231,052	10,939,100	103,130,946	11,394,125	114,525,071

Net Income	―	―	―	―	8,541,977	―	8,541,977	842,775	9,384,752

Other Comprehensive Income(Loss)	―	―	―	―	―	649,914	649,914	72,514	722,428

Common stock issued in public offering	1,000,000	2,000	9,397,978	―	―	―	9,399,978	―	9,399,978

Capital contributed by Minority Shareholder	―	―	―	―	―	―	―	1,038,900	1,038,900

Transfer to reserve	―	―	―	873,738	(873,738)	―	―	―	―

Ending Balance – June 30, 2010	19,304,921	38,609	46,896,379	5,299,522	57,899,291	11,589,014	121,722,815	13,348,314	135,071,129

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

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in January 2010. The adoption of FASB ASC 860-10-05 has not had a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature SFAS 166 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in January 2010. The adoption of FASB ASC 810-10-05 has not had a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was reissued by the FASB in December 2009 as ASU  No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and became effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company). The adoption of this guidance has not had a significant impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU update has no material impact on the Company’s financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase non-valve automotive products, components for valve parts and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of the Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions are reported for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PURCHASES FROM:
Ruili Group Co., Ltd.	$7,544,548	$5,196,406	$12,179,573	$7,893,422
Total Purchases	$7,544,548	$5,196,406	$12,179,573	$7,893,422
SALES TO:
Ruili Group Co., Ltd.	$368,441	$64,179	$617,597	$201,611
Total Sales	$368,441	$64,179	$617,597	$201,611

The total purchases from Ruili Group during the three months ended June 30, 2010 consisted of $7.3 million of finished products of non-valve auto parts and $0.3 million of packaging materials. During the six months ended June 30, 2010, the breakdown was approximately $11.0 million of finished products of non-valve auto parts and $1.1 million of packaging materials.

	June 30,	December 31,
	2010	2009

OTHER PAYABLES TO RELATED PARTIES
Ruili Group Co., Ltd.	54,729	200,762
Total	54,729	200,762
ACCOUNTS PAYABLE TO RELATED PARTIES
Ruili Group Co., Ltd.	$155,996	$1,985,291
Total	$155,996	$1,985,291

NOTE E – ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at June 30, 2010 and December 31, 2009 were summarized as follows:

	June 30, 2010	December 31, 2009
Beginning balance	$57,823	$24,997

Add: Increase to allowance	891,359	32,826
Less: Accounts written off	—	—
Ending balance	$949,182	$57,823

	June 30,	December 31,
	2010	2009
Accounts receivable	$46,728,668	$44,603,930
Less: allowance for doubtful accounts	(949,182)	(57,823)
Account receivable balance, net	$45,779,486	$44,546,107

NOTE F - INVENTORIES

On June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Raw Material	$6,384,218	$4,417,094
Work in process	1,994,651	2,186,337
Finished Goods	14,722,436	12,157,293
Total Inventory	$23,101,305	$18,760,724

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Machinery	$31,144,552	$24,283,034
Molds	1,283,769	1,276,757
Office equipment	775,805	700,609
Vehicle	1,198,890	1,092,835
Building	8,026,569	7,982,723
Sub-Total	42,429,586	35,335,958

Less: Accumulated depreciation	(13,301,430)	(11,608,920)

Fixed Assets, net	$29,128,156	$23,727,038

Depreciation expense charged to operations was $1,622,136 and $1,303,639 for the six months ended June 30, 2010 and 2009, respectively.

NOTE H- LEASEHOLD IMPROVEMENTS

	June 30,	December 31,
	2010	2009
Cost:	$480,582	$478,088
Less: Accumulated amortization:	(16,258)	(407)
Leasehold Improvements In Progress, net	$464,324	$477,681

By law and practice, when improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements automatically transfers to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather it is an intangible right to use and benefit from the improvements during the term of the lease. The leasehold improvements are armortized over the lease term.

In May 2009, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from June 2009 to May 2017. .

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term.

NOTE I- LAND USE RIGHTS

	June 30,	December 31,
	2010	2009
Cost:	$15,023,399	$14,941,331
Less: Accumulated amortization:	(913,024)	(742,939)
Land use rights, net	$14,110,375	$14,198,392

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $165,346 and $164,944 for the six months ended June 30, 2010 and 2009, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $162,385, less accumulated amortization of $62,383 for net intangible assets of $100,002 as of June 30, 2010. Gross intangible assets were $161,499, less accumulated amortization of $54,380 for net intangible assets of $107,119 as of December 31, 2009. Amortization expenses were $7,674 and $7,655 for the six months ended June 30, 2010 and 2009 respectively. Future estimated amortization expense is as follows:

2010	2011	2012	2013	2014	Thereafter
$8,476	$16,150	$16,150	$16,150	$11,766	$30,753

NOTE K - PREPAYMENT

Prepayment consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Raw material suppliers	$4,026,100	$3,059,449
Equipment purchase	4,516,493	4,498,691
Total prepayment	$8,542,593	$7,558,140

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2010

	30-June-10	31-Dec-09
Deferred tax assets - current
Provision	$141,617	$7,917
Subsidiary's operating loss carryforwards	66,528	33,008
Warranty	391,382	260,295
Deferred tax assets	599,526	301,220

Valuation allowance	―	―

Net deferred tax assets - current	$599,526	$301,220

Deferred tax liabilities - current
Revenue (netoff cost)	$126,314	$80,643

Deferred tax liabilities - current	126,314	80,643

Net deferred tax assets - current	473,212	220,577

Deferred tax liabilities - non-current

Land use right	141,918	115,481
Deferred tax liabilities - non-current	141,918	115,481

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

NOTE M - Bank Loans

Bank loans represented the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Secured	$4,495,264	$—
Less: Current portion	$(4,495,264)	$—
Non-current portion	$—	$—

These loans were from Agricultural Bank of China, to finance general working capital as well as new equipment acquisition. Guarantees were provided by Ruili Group Co., Ltd., a related party. The Company did not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 0.74% and 0.83% per annum. The maturity dates of the loans are September 25, 2010 and October 22, 2010, respectively.

NOTE N - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Accrued payroll	$1,449,643	$1,536,980
Other accrued expenses	3,353,749	2,669,317
Total accrued expenses	$4,803,392	$4,206,297

NOTE O – RESERVE

The reserve funds are comprised of the following:

	June 30,	December 31,
	2010	2009
Statutory surplus reserve fund	$5,299,522	$4,425,784
Total	$5,299,522	$4,425,784

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

NOTE P - INCOME TAXES

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the second quarter of 2010 and 2009 is as follows:

	June-30-2010	June-30-2009
Statutory tax rate	25.0%	25.0%
Tax holidays and concessions	-10%	-10%

Effective tax rate	15%	15%
	June-30-2010	June-30-2009
Computed income tax provision at the statutory rate	$1,500,044	$847,922
Tax refund	(903,699)
Deferred tax provision	(225,332)	(299,344)
Current period permanent differences and other reconciling items	244,528	723,513

Total income taxes	$615,542	$1,272,091

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31,2009. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2009, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2010 and 2009, respectively, are summarized as follows:

	June-30-2010	June-30-2009

Current	$840,873	$1,571,435
Deferred	(225,332)	(299,344)

Total	$615,542	$1,272,091

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of June 30, 2010 and 2009, the Company has no unrecognized tax benefits.

NOTE Q - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Company’s Joint Venture Partner, in the Chinese located Joint Venture, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in the Hong Kong located Joint Venture. Net income attributable to non-controlling interests in subsidiaries amounted to $842,775 and $439,066 for the six months ended June 30, 2010 and 2009, respectively.

	June-30-2010	June-30-2009
10% non-controlling interest in Ruian	$970,820	$439,066
40% non-controlling interest in SIH	$(128,045)	―

Total	$842,775	439,066

NOTE R - LEASES

In December 2006, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for the Joint Venture’s management personnel and staff, respectively. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

In May 2009, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from June 2009 to May 2017. .

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term. The leasehold improvements are armortized over the lease term.

Future minimum rental payments for the years ending December 31 are as follows:

	2010	2011	2012	2013	2014
Lease Commitments	$415,488	$628,179	$397,693	$329,410	$329,410

Total	$415,488	$628,179	$397,693	$329,410	$329,410

NOTE S - ADVERTISING COSTS

Advertising costs were $146,873 and $995 for the six months ended June 30, 2010 and 2009, respectively.

NOTE T- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $3,059,582 and $1,557,758 for the six months ended June 30, 2010 and 2009, respectively.

NOTE U - WARRANTY CLAIMS

Warranty claims were $1,026,504 and $657,492 for the six months ended June 30, 2010 and 2009, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2010 was as follows:

Beginning balance at January 01, 2010	1,735,301
Aggregate reduction for payments made	(152,594)
Aggregate increase for new warranties issued during current period	1,026,504
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at June 30, 2010:	2,609,212

NOTE V – SEGMENT INFORMATION

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

Net sales from our Chinese market were $37.8 million and $21.3 million for the three months ended June 30, 2010 and 2009, respectively. Net sales from international market were $12.1 million and $8.4 million for the three months ended June 30, 2010 and 2009, respectively.

Net sales from our Chinese market were $63.4 million and $37.0 million for the six months ended June 30, 2010 and 2009, respectively. Net sales from international market were $20.6 million and $13.0 million for the six months ended June 30, 2010 and 2009, respectively.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

For the three months ended June 30, 2010, the Company’s three biggest customers were Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and FAW Jiefang Automotive Co., Ltd. which accounted for approximately 13.6%, 10.4% and 6.3% of total sales revenue, respectively. For the three months ended June 30, 2009, Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and FAW Jiefang Automotive Co., Ltd. accounted for approximately 14.6%, 9.8% and 4.5% of our total sales revenue, respectively.

For the six months ended June 30, 2010, the Company’s three biggest customers were Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and FAW Jiefang Automotive Co., Ltd. which accounted for approximately 11.2%, 10.8% and 6.2% of total sales revenue, respectively. For the three months ended June 30, 2009, Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and FAW Jiefang Automotive Co., Ltd. accounted for approximately 9.9%, 6.6% and 4.6% of our total sales revenue, respectively.

NOTE W – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the six months ended June 30, 2010 and 2009.

NOTE X – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,274,864 and $724,919 for the six month ended June 30, 2010 and 2009, respectively.

NOTE Y – STOCK COMPENSATION PLAN

The amortization of deferred stock-based compensation was $0 and $9,935 for the six month ended June 30, 2010 and 2009, respectively. There were no employee stock options or warrants outstanding as of June 30, 2010.

NOTE Z- COMMITMENTS AND CONTINGENCIES

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

(2)  Information regarding lease commitments is provided in Note R.

NOTE AA - OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AB – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the six month ended June 30, 2010, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2009.

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

Results of Operations

(1) Results of operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

SALES

	Three Months ended		Three Months ended
	30-Jun-10		30-Jun-09
	(U.S. dollars in millions)
Air brake systems & related components	$42.8	86%	$24.7	83%
Non-valve products	$7.1	14%	$5.0	17%

Total	$49.9	100%	$29.7	100%

Sales consist of air brake systems and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from related parties.

Net sales were $49,897,229 and $29,740,212 for the three months ended June 30, 2010 and 2009, respectively, an increase of $20.2 million or 68.0%.

A breakdown of net sales revenue for these markets for the second quarter of the 2010 and 2009 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	30-Jun-10	Total Sales	30-Jun-09	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$31.2	63%	$14.1	48%	121.3%
China Aftermarket	$6.7	13%	$7.2	24%	(6.9)%
International market	$12.0	24%	$8.4	28%	42.9%
Total	$49.9	100%	$29.7	100%	68.0%

Global financial conditions, involving a worldwide macroeconomic decline and weak global auto market, caused the demand for our products to decline during the second quarter of 2009. However, the Chinese government’s 4 trillion RMB stimulus package, which positively affected the development of China’s automobile industry, materially benefited our results in second quarter of 2010. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2010. As a result of these positive factors, our sales to the Chinese OEM market increased by $17.1 million or 121.3%, to $31.2 million for the second quarter of 2010, compared to $14.1 million for the same period of 2009.

We achieved total revenue of $6.7 million in Chinese aftermarket sales for the three months ended June 30, 2010, a slight increase compared to $6.4 million for the first quarter of 2010. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the first half of 2010. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Also, we will continue to focus on investing in new product development for both the OEM market and the aftermarket, as a means to increase our sales.

The global financial crisis has negatively affected our international customers and caused many world currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy caused our customers to decrease their inventories in order to lower their risk in the second quarter of 2009. With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased by $3.6 million or 42.9%, to $12.0 million for the second quarter of 2010, as compared to $8.4 million for the same period of 2009.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended June 30, 2010 were $36,419,878 an increase of $15,101,179 or 70.8% from $21,318,699 for the same period last year. Our gross profit increased by 59.6% from $ 8,421,513 for the second quarter of 2009 to $13,477,351 for the second quarter of 2010.

Gross margin decreased to 27.0% from 28.3% for the three months ended June 30, 2010 compared with 2009. The decrease in gross margin was primarily due to the increased costs of primary raw materials and payroll. We focused on increasing management efficiency, improving the technologies of our products, and improving our product portfolio to offset our gross profit margin decrease. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $2,843,380 for the three months ended June 30, 2010, as compared to $2,060,718 for the same period of 2009, an increase of $782,662 or 38.0%.

The increase was mainly due to the increased transportation expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.7% for the three months ended June 30, 2010, as compared to 6.9% for the same period in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,803,915 for the three months ended June 30, 2010, as compared to $1,481,757 for the same period of 2009, an increase of $1,322,158 or 89.2%. The increase was mainly due to increased professional expenses and provisions for doubtful accounts. Because of the impact of the U.S. financial crisis and weakening international macroeconomic factors, the Company extended the payment term for accounts receivable for our international customers. As a percentage of sales revenue, general and administrative expenses increased to 5.6% for the three months ended June 30, 2010, as compared to 5.0% for the same period in 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2010, research and development expense was $1,738,529, as compared to $791,307 for the same period of 2009, an increase of $947,222. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.
DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $956,043 for the three months ended June 30, 2010, compared with that of $746,805 for the same period of 2009, an increase of $209,238. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended June 30, 2010 increased by $262,049 to $271,178 from $9,129 for the same period of 2009, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $168,565 for the three months ended June 30, 2010, as compared to $176,244 for the three months ended June 30, 2009, a decrease of $7,679. The decrease was mainly due to more subsidies received from local governments for the three months ended June 30, 2009. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Ventures, the Joint Venture was exempt from income taxes in the PRC for each of the fiscal years ended December 31, 2005 and 2004. Thereafter, the Joint Venture was entitled to a 50% income tax deduction for each of the three years ended December 31, 2008. Thus, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005, and entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture was entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

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

During the second quarter ended June 30, 2010 and 2009, the Joint Venture received an income tax benefit of $930,699 and $0 in accordance with PRC preferential income tax policy regarding the purchase of domestically manufactured equipment, which is subject to assessment and approval from the local state tax bureau. Income tax expense of $10,964 and $914,125 was recorded for the quarters ended June 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $0 and $0 for the three months ended June 30, 2010 and 2009, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

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

There were no options or warrants outstanding as of June 30, 2010.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture, in each case held by our Joint Venture Partners. Non-controlling interest in subsidiaries amounted to $548,868 and $332,972 for the second quarter ended June 30, 2010 and 2009, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended June 30, 2010 increased by $2,388,481, to $5,385,228 from $2,996,747 for the quarter ended June 30, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended June 30, 2010 and 2009, were $0.28 and $0.16 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash used in operating activities was $11,749,543 for three months ended June 30, 2010 compared with $5,392,361 of net cash provided in operating activities in the same period in 2009, a decrease of $17,141,904, primarily due to the increased cash outflow resulted by changes in accounts receivable, notes receivable, inventory and prepayments. Most accounts receivable of our OEM customers were converted into notes receivable during the three months ended June 30, 2010. Those notes mature within one to six months and may be transferred to our material suppliers as a payment at anytime. We therefore do not believe that the notes receivable decrease our current liquidity.

At June 30, 2010, the Company had cash and cash equivalents of $7,975,715, as compared to cash and cash equivalents of $10,255,259 at December 31, 2009. The Company had working capital of $91,410,190 at June 30, 2010, as compared to working capital of $76,130,322 at December 31, 2009, reflecting current ratios of 5.01:1 and 5.06:1, respectively.

INVESTING - The Company expended more cash for investing activities in the second quarter of 2010 than in the second quarter of 2009. During the three months ended June 30, 2009, the Company expended net cash of $384,234 in investing activities. For the three months ended June 30, 2010, the Company utilized $3,447,536 in investing activities for acquisition of property and equipment to support the growth of the business.

FINANCING - During the second quarter ended June 30, 2010, the Company received aggregate bank loans in the amount of $4,483,578 under its credit facilities. The Company had no borrowings under its credit facilities during the quarter ended June 30, 2009.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on collection of accounts receivable from our customers. During the second quarter of 2010, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

At June 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

(2) Results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

SALES
	Six months ended		Six months ended
	30-Jun-10		30-Jun-09
	(U.S. dollars in millions)
Air brake systems & related components	$72.3	86%	$42.1	84%
Non-valve products	$11.7	14%	$7.9	16%

Total	$84.0	100%	$50.0	100%

Sales consist of air brake systems and related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from related parties.

Net sales were $84,002,283 and $49,983,950 for the six months ended June 30, 2010 and 2009, respectively, an increase of $34.0 million or 68.1%.

A breakdown of net sales revenue for these markets for the six months ended June 30, 2010 and 2009 fiscal years, respectively, is set forth below:

	Six months	Percent	Six months	Percent	Percentage
	ended	of	ended	of	Change
	30-Jun-10	Total Sales	30-Jun-09	Total Sales
	(U.S. dollars in million)
China OEM market	$50.4	60%	$23.3	47%	116.3%
China Aftermarket	$13.1	16%	$13.7	27%	(4.4)%
International market	$20.5	24%	$13.0	26%	57.7%
Total	$84.0	100%	$50.0	100%	68.0%

Global financial conditions, involving a worldwide macroeconomic decline and weak global auto market, caused the demand for our products to decline during the first half year of 2009. However, the Chinese government’s 4 trillion RMB stimulus package, which positively affected the development of China’s automobile industry, materially benefited our results in the first half year of 2010. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2010. As a result of these positive factors, our sales to the Chinese OEM market increased by $27.1 million to $50.4 million for the first half year of 2010, compared to $23.3 million for the same period of 2009.

We achieved total revenue of $13.1 million in Chinese aftermarket sales for the six months ended June 30, 2010, a slight decrease compared to $13.7 million for the same period of 2009. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the first half of 2010. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Also, we will continue to focus on investing in new product development for both the OEM market and the aftermarket, as a means to increase our sales.

The global financial crisis has negatively affected our international customers and caused many world currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy caused our customers to decrease their inventories in order to lower their risk in the first half year of 2009. With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased by $7.5 million or 57.7%, to $20.5 million for the six months ended June 30, 2010, as compared to $13.0 million for the same period of 2009.

COST OF SALES AND GROSS PROFIT

For the six months ended June 30, 2010, cost of sales was $60,874,960, an increase of $24,825,336, or 68.9% from $36,049,624 for the same period last year. Our gross profit increased by 66.0% from $13,934,326 for the six months ended June 30, 2009 to $23,127,323 for the six months ended June 30, 2010.

Gross margin decreased by 0.4% for the six months ended June 30, 2010, to 27.5% from 27.9% for the same period of 2009. The decrease in gross margin was primarily due to the increased costs of  primary raw materials and payroll. We focused on increasing management efficiency, improving the technologies of our products, and improving our product portfolio to offset our gross profit margin decrease. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $4,827,404 for the six months ended June 30, 2010, as compared to $3,378,452 for the same period of 2009, an increase of $1,448,952 or 42.9%.

The increase was mainly due to the increased transportation expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.7% for the six months ended June 30, 2010, as compared to 6.8% for the same period in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,090,776 for the six months ended June 30, 2010, as compared to $3,508,055 for the same period of 2009, an increase of $1,582,721or 45.1%.

The increase was mainly due to increased welfare costs for business expansion and provisions for doubtful accounts. Because of the impact of the U.S. financial crisis and weakening international macroeconomic factors, the Company extended the payment term for accounts receivable for our international customers. As a percentage of sales revenue, general and administrative expenses decreased to 6.1% for the six months ended June 30, 2010, as compared to 7.0% for the same period in 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2010, research and development expense was $3,059,582, as compared to $1,557,758 for the same period of 2009, an increase of $1,501,824. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,811,315 for the six months ended June 30, 2010, compared with that of $1,476,238 for the same period of 2009, an increase of $335,077. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the six months ended June 30, 2010 increased by $307,728 to $345,819 from $38,091 for the same period of 2009, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $253,065 for the six months ended June 30, 2010, as compared to $215,461 for the six months ended June 30, 2009, an increase of $37,604. The increase was mainly due to an increase in sales of raw material scraps for the six months ended June 30, 2010.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding Sino-Foreign Joint Ventures, the Joint Venture was exempt from income taxes in the PRC for each of the fiscal years ended December 31, 2005 and 2004. Thereafter, the Joint Venture was entitled to a 50% income tax deduction for each of the three years ended December 31, 2008. Thus, the Joint Venture was exempted from PRC income tax in both fiscal 2004 and 2005, and entitled to a tax concession of 50% of the applicable income tax rate of 26.4% for the two years ended December 31, 2006 and 2007. With the new PRC Enterprise Income Tax Law, effective on 1st January 2008, China’s enterprises are generally subject to a PRC income tax rate of 25% and the Joint Venture was entitled to a tax concession of 50% of the applicable income tax rate of 25% for the year ended December 31, 2008.

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

During the six months ended June 30, 2010 and 2009, the Joint Venture received an income tax benefit of $930,699 and $0 in accordance with PRC preferential income tax policy regarding the purchase of domestically manufactured equipment, which is subject to assessment and approval from the local state tax bureau. Income tax expense of $615,542 and $1,272,091 was recorded for the six months ended June 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $0 and $9,935 for the six months ended June 30, 2010 and 2009, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

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

There were no options or warrants outstanding as of June 30, 2010.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $842,775 and $439,066 for the six months ended June 30, 2010 and 2009, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the six months ended June 30, 2010 increased by $4,600,319, to $8,541,977 from $3,941,658 for the six months ended June 30, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the six months ended June 30, 2010 and 2009, were $0.45 and $0.22 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources
OPERATING - Net cash used in operating activities was $10,600,484 for six months ended June 30, 2010 compared with $8,537,485 of net cash provided in operating activities in the same period in 2009, a decrease of $19,137,969, primarily due to the increased cash outflow resulted by changes in accounts receivable, notes receivable, inventory and prepayments, accounts Payable and notes payable. Most accounts receivable of our OEM customers were converted into notes receivable during the six months ended June 30, 2010. Those notes mature within one to six months and may be transferred to our material suppliers as a payment at anytime. We therefore do not believe that the notes receivable decrease our current liquidity.

At June 30, 2010, the Company had cash and cash equivalents of $7,975,715, as compared to cash and cash equivalents of $10,255,259 at December 31, 2009. The Company had working capital of $91,410,190 at June 30, 2010, as compared to working capital of $76,130,322 at December 31, 2009, reflecting current ratios of 5.01:1 and 5.06:1, respectively.

INVESTING - During the six months ended June 30, 2010, the Company expended net cash of $6,672,691 in investing activities, mainly for acquisition of new equipment to support the growth of the business. For the six months ended June 30, 2009, the Company utilized $576,622 in investing activities.

FINANCING - During the second quarter ended June 30, 2010, the Company received aggregate bank loans in the amount of $4,483,578 under its credit facilities. During the three months ended March 31, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to the Joint Venture. Net cash provided by financing activities was $14,922,456 for six months ended June 30, 2010 compared with $0 in the same period in 2009. The Company had no borrowings under its credit facilities during the six months ended June 30, 2009.

Management of the Company has taken a number of steps to restructure its customer base and phase out accounts which had failed to make prompt payments. The Company also placed more emphasis on collection of accounts receivable from our customers. During the second quarter of 2010, the Company continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. Meanwhile, the Company maintains good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

At June 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : August 12, 2010	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Financial Officer)