Form 10-K/A
period 2009-12-31
SORL Auto Parts Inc
filed 2010-09-14
CIK 714284

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

This Form 10-K/A is being filed for the purpose of correcting the signature page and certifications in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September 2010.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	September 13, 2010
Xiao Ping Zhang

/s/ Xiao Feng Zhang	Chief Operating Officer and Director	September 13, 2010
Xiao Feng Zhang

/s/ Zong Yun Zhou	Chief Financial Officer (Principal Accounting Officer)	September 13, 2010
Zong Yun Zhou

/s/ Li Min Zhang	Director	September 13, 2010
Li Min Zhang

/s/ Zhi Zhong Wang	Director	September 13, 2010
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	September 13, 2010
Yi Guang Huo

/s/ Jiang Hua Feng	Director	September 13, 2010
Jiang Hua Feng

/s/ Jung Kang Chang	Director	September 13, 2010
Jung Kang Chang