Form 10-Q
period 2010-09-30
SORL Auto Parts Inc
filed 2010-11-15
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐ No X ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant classes of common equity, as of the latest practicable date:
As of October 30, 2010 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2010

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

		September 30, 2010		December 31, 2009 *
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	2,244,711	US$	10,255,259
Accounts Receivable, Net of Provision		52,341,726		47,753,974
Notes Receivable		17,722,265		13,083,691
Inventory		27,970,237		23,943,279
Prepayments		9,558,419		7,558,140
Deferred tax assets		526,631		220,577
Other current assets		4,041,842		5,226,713
Total Current Assets		114,405,831		108,041,633
Fixed Assets
Property, Plant and Equipment		62,154,174		49,713,952
Less: Accumulated Depreciation		(21,289,024)		(17,983,124)
Property, Plant and Equipment, Net		40,865,150		31,730,828

Leasehold Improvements in Progress		437,161		477,681

Land Use Rights, Net		14,215,350		14,198,392

Other Assets
Deferred compensation cost-stock options		-		-
Intangible Assets		164,561		161,499
Less: Accumulated Amortization		(67,123)		(54,380)
Intangible Assets, Net		97,438		107,119
Total Other Assets		97,438		107,119
Total Assets	US$	170,020,930	US$	154,555,653

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $5,322 and $1,985,291 due to related parties at September 30, 2010 and December 31, 2009, respectively.	US$	6,325,153	US$	9,724,715
Deposit Received from Customers		5,110,219		3,670,369
Short term bank loans		9,383,510		-
Income tax payable		1,258,771		551,900
Accrued Expenses		5,717,555		4,206,297
Other Current Liabilities, including $107,845 and $200,762 from related parties at September 30, 2010 and December 31, 2009, respectively.		2,283,609		585,176
Total Current Liabilities		30,078,817		18,738,457

Non-Current Liabilities

Deferred tax liabilities		156,895		115,481
Total Liabilities		30,235,712		18,853,938

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of September 30, 2010 and December 31, 2009		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 18,304,921 issued and outstanding as of September 30, 2010 and December 31, 2009		38,609		36,609
Additional Paid In Capital		42,199,014		55,268,604
Reserves		6,051,748		4,554,601
Accumulated other comprehensive income		13,273,727		10,939,703
Retained Earnings		64,448,912		51,390,409
Total SORL Auto Parts, Inc. stockholders' equity		126,012,010		122,189,926
Noncontrolling Interest In Subsidiaries		13,773,208		13,511,789
Total Equity		139,785,218		135,701,715
Total Liabilities and Stockholders' Equity	US$	170,020,930	US$	154,555,653

The accompanying notes are an integral part of these financial statements

* 12/31/09 Consolidated Balance Sheet has been adjusted for the acquisition of a business line under common control in the current period. Refer to Note AD for details.

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(Unaudited)
Three Months and Nine Months Ended September 30, 2010
		Three Months Ended September 30,			Nine Months Ended September 30,
		2010	2009		2010	2009

Sales	US$	50,806,384	38,719,508	US$	144,593,338	95,110,334
Include: sales to related parties		364,669	181,873		982,266	383,484
Cost of Sales		36,279,785	27,751,213		102,081,674	67,251,392

Gross Profit		14,526,599	10,968,295		42,511,664	27,858,942

Expenses:
Selling and Distribution Expenses		3,299,914	2,783,780		9,341,056	7,187,413
General and Administrative Expenses		2,950,120	2,149,066		9,789,218	6,740,521
Research and Development Expenses		1,773,044	624,461		5,326,598	2,545,689
Financial Expenses		357,984	60,492		775,385	166,093

Total Expenses		8,381,062	5,617,799		25,232,257	16,639,716

Operating Income		6,145,537	5,350,496		17,279,407	11,219,226

Other Income		366,308	163,776		649,227	410,074
Non-Operating Expenses		(68,318)	(61,226)		(133,215)	(84,506)

Income Before Provision for Income Taxes		6,443,527	5,453,046		17,795,419	11,544,794

Provision for Income Taxes		962,210	802,124		1,780,492	2,140,055

Net Income	US$	5,481,317	4,650,922	US$	16,014,927	9,404,739

Other Comprehensive Income - Foreign Currency Translation Adjustment		1,816,535	45,431		2,593,662	86,688

Total Comprehensive Income		7,297,852	4,696,353		18,608,589	9,491,427

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		501,616	465,092		1,459,277	941,468

Other Comprehensive Income Attributable to Non-controlling Interest's Share		181,654	4,543		259,638	8,669

Total Comprehensive Income Attributable to Non-controlling Interest's Share		683,270	469,635		1,718,915	950,137

Net Income Attributable to Stockholders		4,979,701	4,185,830		14,555,650	8,463,271

Other Comprehensive Income Attributable to Stockholders		1,634,881	40,888		2,334,024	78,019

Total Comprehensive Income Attributable to Stockholders		6,614,582	4,226,718		16,889,674	8,541,290

Weighted average common share - Basic		19,304,921	18,279,254		19,162,064	18,279,254

Weighted average common share - Diluted		19,304,921	18,279,254		19,162,064	18,279,254

EPS - Basic		0.26	0.23		0.76	0.46

EPS - Diluted		0.26	0.23		0.76	0.46

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30,2010
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash Flows from Operating Activities
Net Income	4,979,701	4,185,830	14,555,650	8,463,271
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries	501,616	465,092	1,459,277	941,468
Bad Debt Expense	―	(450,102)	888,295	2,823
Depreciation and Amortization	1,283,642	1,083,920	3,750,717	3,204,199
Stock-Based Compensation Expense	―	―	―	9,935
Loss on disposal of Fixed Assets	―	1,734	―	11,832
Changes in Assets and Liabilities:
Account Receivables	(387,028)	(2,334,276)	(4,440,601)	(8,176,548)
Notes Receivables	8,947,788	(3,146,091)	(4,229,708)	(3,727,096)
Other Currents Assets	6,276,474	507,782	2,564,064	2,309,133
Inventory	(2,133,243)	289,451	(3,485,655)	5,009,918
Prepayments	(895,451)	(4,513,075)	(1,845,453)	(5,066,567)
Deferred tax assets	(47,649)	161,398	(298,504)	(180,676)
Deferred assets	-	-	-	(465,484)
Accounts Payable and Notes Payable	(1,050,966)	1,204,723	(3,660,704)	2,066,273
Income Tax Payable	5,513	1,281,330	686,379	2,704,200
Deposits Received from Customers	569,885	(249,718)	1,350,813	(112,459)
Other Current Liabilities and Accrued Expenses	1,257,722	(775,421)	1,665,721	(434,702)
Deferred tax liabilities	12,988	21,378	38,689	64,108
Net Cash Flows from Operating Activities	19,320,992	(2,266,045)	8,998,980	6,623,628

Cash Flows from Investing Activities
Acquisition of Property and Equipment	(4,711,042)	(960,135)	(11,662,205)	(1,925,637)
Acquisition of the automotive parts business	(24,963,964)	―	(24,963,964)	―
Sales proceeds of disposal of fixed assets	―	―	―	36,692
Acquisition of Land Use Rights	―	―	―	―
Investment in Intangible Assets	―	―	―	―

Net Cash Flows from Investing Activities	(29,675,006)	(960,135)	(36,626,169)	(1,888,945)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans	4,795,871	―	9,279,449	―
Proceeds from Share Issuance	―	―	9,399,978	―
Capital contributed by Minority S/H	―	―	1,038,900	―

Net Cash flows from Financing Activities	4,795,871	―	19,718,327	―

Effects on changes in foreign exchange rate	(172,861)	5,992	(101,686)	11,972

Net Change in Cash and Cash Equivalents	(5,731,004)	(3,220,188)	(8,010,548)	4,746,655

Cash and Cash Equivalents- Beginning of the year	7,975,715	15,762,830	10,255,259	7,795,987

Cash and cash Equivalents - End of the period	2,244,711	12,542,642	2,244,711	12,542,642

Supplemental Cash Flow Disclosures:
Interest Paid	298,277	―	298,277	13,736
Tax Paid	969,302	845,072	2,033,008	1,475,754

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Year Ended on December 31, 2009

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Minority	Total Equity
			Capital		(Deficit)	Income	Equity	Interest
Beginning Balance - January 1, 2009	18,279,254	36,558	55,268,655	3,126,086	38,774,684	10,848,248	108,054,231	11,981,633	120,035,864

Net Income	-	-	-	-	14,044,240	-	14,044,240	1,519,921	15,564,161

Other Comprehensive Income(Loss)	-	-	-	-	-	91,455	91,455	10,183	101,638

Stock options exercised, net	25,667	51	(51)	-	-	-	-	-	-

Capital contributed by Minority S/H		-	-	-	-	-	-	52	52

Transfer to reserve	-	-	-	1,428,515	(1,428,515)	-	-	-	-

Ending Balance - December 31, 2009	18,304,921	36,609	55,268,604	4,554,601	51,390,409	10,939,703	122,189,926	13,511,789	135,701,715

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2010

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total Equity
			Capital		(Deficit)	Income	Equity	Interest
Beginning Balance - January 1, 2010	18,304,921	36,609	55,268,604	4,554,601	51,390,409	10,939,703	122,189,926	13,511,789	135,701,715

Net Income	-	-	-	-	14,555,650	-	14,555,650	1,459,277	16,014,927

Other Comprehensive Income(Loss)	-	-	-	-	-	2,334,024	2,334,024	259,638	2,593,662

Common stock issued in public offering	1,000,000	2,000	9,397,978	-	-	-	9,399,978	-	9,399,978

Capital contributed by Minority S/H	-	-	-	-	-	-	-	1,038,900	1,038,900

Acquisition of the automotive parts business of Ruili Group Co., Ltd.			(22,467,568)	-	-	-	(22,467,568)	(2,496,396)	(24,963,964)

Transfer to reserve	-	-	-	1,497,147	(1,497,147)	-	-	-	-

Ending Balance - September 30, 2010	19,304,921	38,609	42,199,014	6,051,748	64,448,912	13,273,727	126,012,010	13,773,208	139,785,218

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc.( “the Company”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian”) in the People’s Republic of China (“PRC” or “China”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On August 31, 2010, the Company, through Ruian, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of Ruili Group Co., Ltd. (the "Seller", a related party under common control). As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using book basis of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the segment of the auto parts business of Ruili Group Co., Ltd. The Company purchased the machinery and equipment, inventory, accounts receivable at $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of registered capital of Ruili Group Co., Ltd., and owns more than 50% of outstanding common stocks of SORL with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Ruili Group Co., Ltd. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The assets purchase was deemed to be the acquisition of a business.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase other automotive products and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of the Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions are reported for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

PURCHASES FROM:
Ruili Group Co., Ltd.	$954,700	$282,647	$2,074,652	$940,539

Total Purchases	$954,700	$282,647	$2,074,652	$940,539

SALES TO:
Ruili Group Co., Ltd.	$364,669	$181,873	$982,266	$383,484

Total Sales	$364,669	$181,873	$982,266	$383,484

On August 31, 2010, the Company through its 90%-owned subsidiary, Ruili Group Ruian Auto Parts Co., Ltd., completed the transaction of purchasing the segments of the automotive parts business of Ruili Group Co., Ltd. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using book basis of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the segment of the auto parts business of Ruili Group Co., Ltd.

In addition, Ruian Auto Parts Co., Ltd purchased approximately $0.3 million of other automotive products and $0.7 million packaging materials from Ruili Group during the three months ended September 30, 2010. The breakdown was approximately $0.3 million of other automotive products and $1.8 million of packaging materials during the nine months ended September 30, 2010.

	September 30,	December 31,
	2010	2009

OTHER PAYABLES TO RELATED PARTIES
Ruili Group Co., Ltd.	107,845	200,762
Total	107,845	200,762
ACCOUNTS PAYABLE TO RELATED PARTIES
Ruili Group Co., Ltd.	$5,322	$1,985,291
Total	$5,322	$1,985,291

NOTE E - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at September 30, 2010 and December 31, 2009 were summarized as follows:

	September 30,	December 31,
	2010	2009
Beginning balance	$57,823	$24,997

Add: Increase to allowance	904,079	32,826
Less: Accounts written off	—	—
Ending balance	$961,902	$57,823

	September 30,	December 31,
	2010	2009
Accounts receivable	$53,303,628	$47,811,797
Less: allowance for doubtful accounts	(961,902)	(57,823)
Account receivable balance, net	$52,341,726	$47,753,974

NOTE F - INVENTORIES

On September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Raw Material	$6,277,100	$4,417,094
Work in process	3,767,626	4,573,934
Finished Goods	17,925,511	14,952,251
Total Inventory	$27,970,237	$23,943,279

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Machinery	$50,405,332	$38,505,453
Molds	1,300,973	1,276,757
Office equipment	1,057,104	856,184
Vehicle	1,256,634	1,092,835
Building	8,134,131	7,982,723
Sub-Total	62,154,174	49,713,952

Less: Accumulated depreciation	21,289,024)	(17,983,124)

Fixed Assets, net	$40,865,150	$31,730,828

Depreciation expense charged to operations was $3,440,262 and $2,874,780 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE H- LEASEHOLD IMPROVEMENTS

	September 30,	December 31,
	2010	2009
Cost:	$472,025	$478,088
Less: Accumulated amortization:	(34,864)	(407)
Leasehold Improvements In Progress, net	$437,161	$477,681

By law and practice, when improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements automatically transfers to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather it is an intangible right to use and benefit from the improvements during the term of the lease. The leasehold improvements are amortized over the lease term.

In May 2009, the Joint Venture entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. This manufacturing plant was not part of the assets acquired from Ruili Group Co., Ltd. The lease term is from June 2009 to May 2017.

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term.

In August 2010, a new a lease agreement was signed between the Joint Venture and Ruili Group Co., Ltd., the Joint Venture leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020.

NOTE I- LAND USE RIGHTS

	September 30,	December 31,
	2010	2009
Cost:	$15,224,724	$14,941,331
Less: Accumulated amortization:	(1,009,374)	(742,939)
Land use rights, net	$14,215,350	$14,198,392

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $248,901 and $247,466 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Gross intangible assets were $164,561, less accumulated amortization of $67,123 for net intangible assets of $97,438 as of September 30, 2010. Gross intangible assets were $161,499, less accumulated amortization of $54,380 for net intangible assets of $107,119 as of December 31, 2009. Amortization expenses were $11,552 and $11,485 for the nine months ended September 30, 2010 and 2009 respectively. Future estimated amortization expense is as follows:

2010	2011	2012	2013	2014	Thereafter
$4,598	$16,150	$16,150	$16,150	$11,766	$30,753

NOTE K - PREPAYMENT

Prepayment consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Raw material suppliers	$6,879,629	$3,059,449
Equipment purchase	2,678,790	4,498,691
Total prepayment	$9,558,419	$7,558,140

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2010

	30-Sep-10	31-Dec-09
Deferred tax assets - current
Provision	$143,515	$7,917
Subsidiary's operating loss carryforwards	66,528	33,008
Warranty	451,158	260,295
Deferred tax assets	661,200	301,220
Valuation allowance	―	―
Net deferred tax assets - current	$661,200	$301,220

Deferred tax liabilities - current
Revenue (net off cost)	$134,569	$80,643
Deferred tax liabilities - current	134,569	80,643

Net deferred tax assets - current	526,631	220,577

Deferred tax liabilities - non-current
Land use right	156,895	115,481
Deferred tax liabilities - non-current	156,895	115,481

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

NOTE M - Bank Loans

Bank loans represented the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Secured	$9,383,510	$—

Less: Current portion	$(9,383,510)	$—

Non-current portion	$—	$—

These loans were from Agricultural Bank of China, to finance general working capital as well as new equipment acquisition. Guarantees were provided by Ruili Group Co., Ltd., a related party. The Company did not provide any sort of guarantee to any other parties. Interest rates for the loans ranged between 4.86% and 0.83% per annum. The maturity dates of the loans were March 16, 2011 and October 22, 2010, respectively.

NOTE N - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Accrued payroll	$1,858,239	$1,536,980
Other accrued expenses	3,859,316	2,669,317
Total accrued expenses	$5,717,555	$4,206,297

NOTE O – RESERVE

The reserve funds are comprised of the following:

	September 30,	December 31,
	2010	2009
Statutory surplus reserve fund	$6,051,748	$4,554,601
Total	$6,051,748	$4,554,601

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the third quarter of 2010 and 2009 is as follows:

	Sep-30-2010	Sep-30-2009
Statutory tax rate	25.0%	25.0%
Tax holidays and concessions	-10%	-10%

Effective tax rate	15%	15%

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Computed income tax provision at the statutory rate	$2,692,572	$1,731,719
Tax refund	(903,699)	(694,843)
Deferred tax provision	(259,993)	(116,568)
Current period permanent differences and other reconciling items	251,612	1,219,747

Total income taxes	$1,780,492	$2,140,055

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31,2009. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2009, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2010 and 2009, respectively, are summarized as follows:

	Sep-30-2010	Sep-30-2009

Current	$2,040,485	$2,256,623
Deferred	(259,993)	(116,568)

Total	$1,780,492	$2,140,055

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of September 30, 2010 and 2009, the Company has no unrecognized tax benefits.

NOTE Q - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Company’s Joint Venture Partner, in the Chinese located Joint Venture, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in the Hong Kong located Joint Venture. Net income attributable to non-controlling interests in subsidiaries amounted to $1,459,277 and $941,468 for the nine months ended September 30, 2010 and 2009, respectively.

	Sep-30-2010	Sep-30-2009
10% non-controlling interest in Ruian	$1,647,133	$941,468
40% non-controlling interest in SIH	$(187,856)	―

Total	$1,459,277	941,468

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

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term. The leasehold improvements are amortized over the lease term.

In August 2010, a new a lease agreement was signed between the Joint Venture and Ruili Group Co., Ltd., the Joint Venture leased 32410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020.

All abovementioned leases are operating leases. Future minimum rental payments for the years ending December 31 are as follows:

	2010	2011	2012	2013	2014	Thereafter
Lease Commitments	$305,683	$1,140,666	$910,180	$841,897	$841,897	$4,404,811

Total	$305,683	$1,140,666	$910,180	$841,897	$841,897	$4,404,811
NOTE S - ADVERTISING COSTS

Advertising costs were $146,873 and $2,532 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE T- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $5,326,598 and $2,545,689 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE U - WARRANTY CLAIMS

Warranty claims were $2,036,353 and $1,289,067 for the nine months ended September 30, 2010 and 2009, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2010 was as follows:

Beginning balance at January 01, 2010	1,735,301
Aggregate reduction for payments made	(763,941)
Aggregate increase for new warranties issued during current period	2,036,353
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at September 30, 2010:	3,007,713

NOTE V – SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicles brake systems, etc.”) for different types of commercial vehicles. On August 31, 2010, the Company through its 90%-owned subsidiary, Ruili Group Ruian Auto Parts Co., Ltd., executed an Asset Purchase Agreement to acquire, and purchased, the segment of the passenger vehicle auto parts business (“passenger vehicles brake systems, etc.”) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

Net sales from our Chinese market of commercial vehicles brake systems, etc. were $32.8 million and $26.1 million for the three months ended September 30, 2010 and 2009, respectively. Net sales from international market of commercial vehicles brake systems, etc. were $11.8 million and $7.8 million for the three months ended September 30, 2010 and 2009, respectively.

Net sales from our Chinese market of passenger vehicles brake systems, etc. were $8.0 million and $7.8 million for the three months ended September 30, 2010 and 2009, respectively. Net sales from international market of passenger vehicles brake systems, etc. were $2.3 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively. Because of both $4.0 million elimination of inter-company sales for the three months ended September 30, 2010 and 2009, the consolidated sales were $50.8 million and $38.7 million for the three months ended September 30, 2010 and 2009, respectively.

Net sales from our Chinese market of commercial vehicles brake systems, etc. were $96.2 million and $63.1 million for the nine months ended September 30, 2010 and 2009, respectively. Net sales from international market of commercial vehicles brake systems, etc. were $32.3 million and $20.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Net sales from our Chinese market of passenger vehicles brake systems, etc. were $26.6 million and $18.9 million for the nine months ended September 30, 2010 and 2009, respectively. Net sales from international market of passenger vehicles brake systems, etc. were $4.5 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. Because of $15.1 million and $11.2 million elimination of inter-company sales for the nine months ended September 30, 2010 and 2009, the consolidated sales were $144.6 million and $95.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Net Income Attributable to Stockholders of commercial vehicles brake systems, etc. were $4.7 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively. Net Income Attributable to Stockholders of commercial vehicles brake systems, etc. were $13.2 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Net Income Attributable to Stockholders of passenger vehicles brake systems, etc. were $0.3 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. Net Income Attributable to Stockholders of passenger vehicles brake systems, etc. were $1.3 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Total assets of commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc. were $133.4 million and $21.2 million as of December 31, 2009, respectively.

The consolidated income before taxes was equal to the total of income before taxes of commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

For the three months ended September 30, 2010, the Company’s three biggest customers were Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works which accounted for approximately 6.7%, 6.1% and 4.1% of total sales revenue, respectively. For the three months ended September 30, 2009, Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works accounted for approximately 8.6%, 8.2% and 5.5% of our total sales revenue, respectively.

For the Nine Months ended September 30, 2010, the Company’s three biggest customers were Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works which accounted for approximately 8.9%, 8.4% and 4.6% of total sales revenue, respectively. For the three months ended September 30, 2009, Dongfeng Axle Co., Ltd., FAW Qingdao Automobile Works, and Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works accounted for approximately 9.6%, 6.5% and 3.6% of our total sales revenue, respectively.

NOTE W – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the nine months ended September 30, 2010 and 2009.

NOTE X – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $2,471,534 and $1,543,344 for the nine month ended September 30, 2010 and 2009, respectively.

NOTE Y – STOCK COMPENSATION PLAN

 The amortization of deferred stock-based compensation was $0 and $9,935 for the nine month ended September 30, 2010 and 2009, respectively. There were no employee stock options or warrants outstanding as of September 30, 2010.

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

NOTE AA - OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AB – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the nine month ended September 30, 2010, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2009.

NOTE AC – THE ACQUISITION AND COMBINATION OF OPERATIONS REPORTING

All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the business we acquired from the Seller had been operated as a part of SORL for periods prior to the combination/acquisition.

NOTE AD – BUSINESS ACQUISITION

On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased the assets of the hydraulic brake, power steering, and automotive electrical operations parts business of the Seller.  Consideration paid amounted to RMB 170 million or approximately USD$25 million. The acquisition has been accounted for as a common control transaction at carrying amounts. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

Consolidated Balance Sheets
December 31, 2009

			Acquired auto parts business	Combined
		December 31, 2009	December 31, 2009	December 31, 2009
		(Audited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	10,255,259	-	10,255,259
Accounts Receivable, Net of Provision		44,546,107	3,207,867	47,753,974
Notes Receivable		13,083,691	-	13,083,691
Inventory		18,760,724	5,182,555	23,943,279
Prepayments		7,558,140	-	7,558,140
Deferred tax assets		220,577	-	220,577
Other current assets		444,281	4,782,432	5,226,713
Total Current Assets		94,868,779	13,172,854	108,041,633
Fixed Assets
Property, Plant and Equipment		35,335,958	14,377,994	49,713,952
Less: Accumulated Depreciation		(11,608,920)	(6,374,204)	(17,983,124)
Property, Plant and Equipment, Net		23,727,038	8,003,790	31,730,828

Leasehold Improvements in Progress		477,681	-	477,681

Land Use Rights, Net		14,198,392	-	14,198,392

Other Assets
Deferred compensation cost-stock options		-	-	-
Intangible Assets		161,499	-	161,499
Less: Accumulated Amortization		(54,380)	-	(54,380)
Intangible Assets, Net		107,119	-	107,119
Total Other Assets		107,119	-	107,119
Total Assets	US$	133,379,009	21,176,644	154,555,653

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	US$	9,724,715	-	9,724,715
Deposit Received from Customers		3,670,369	-	3,670,369
Short term bank loans		-	-
Income tax payable		551,900	-	551,900
Accrued Expenses		4,206,297	-	4,206,297
Other Current Liabilities		585,176	-	585,176
Total Current Liabilities		18,738,457	-	18,738,457

Non-Current Liabilities

Deferred tax liabilities		115,481	-	115,481
Total Liabilities		18,853,938	-	18,853,938

Stockholders' Equity

SORL Auto Parts, Inc. stockholders' equity		103,130,946	19,058,980	122,189,926
Noncontrolling Interest In Subsidiaries		11,394,125	2,117,664	13,511,789
Total Equity	US$	114,525,071	21,176,644	135,701,715

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

To facilitate the analysis our financial performance, we provide the comparison of the financial results excluding the business acquired from Ruilin Group with our previously quarterly filings. Please note that the financial results excluding the acquired business of Ruilin Group, as discussed below, including the financial result of the acquired business from September 1, 2010.

OVERVIEW

The Company manufactures and distributes automotive brake systems and other key safety-related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally for use primarily in different types of commercial vehicles, such as trucks and buses. Management believes that it is the largest manufacturer of automotive brake systems in China for commercial vehicles such as trucks and buses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009.

See Note P to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

(1) Results of operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

SALES

	Three Months ended		Three Months ended
	30-Sept-10		30-Sept-09
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$40.0	79%	$29.9	77%
Passenger vehicles brake systems, etc.	$10.8	21%	$8.8	23%

Total	$50.8	100%	$38.7	100%

Sales consist of brake systems and other key safety-related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from related parties.

Net sales were $50,806,384 and $38,719,508 for the three months ended September 30, 2010 and 2009, respectively, an increase of $12.1 million or 31.2%.

Net sales excluding acquired business of Ruili Group were $47,851,974 and $33,989,937 for the three months ended September 30, 2010 and 2009, respectively, an increase of $13.9 million or 40.8%.

A breakdown of net sales revenue for these markets for the third quarter of the 2010 and 2009 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	30-Sep-10	Total Sales	30-Sep-09	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$27.0	53%	$20.6	53%	31.1%
China Aftermarket	$9.8	19%	$9.4	24%	4.3%
International market	$14.0	28%	$8.7	22%	60.9%
Total	$50.8	100%	$38.7	99%

During the third quarter of 2010, we benefited from the robust growth of China’s economic and automobile industry. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2010. As a result of these positive factors, our sales to the Chinese OEM market increased by $6.4 million or 31.1%, to $27.0 million for the third quarter of 2010, compared to $20.6 million for the same period of 2009.

We achieved total revenue of $9.8 million in Chinese aftermarket sales for the three months ended September 30, 2010, a slight increase compared to $9.4 million for the same period of 2009. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the nine months ended September 30, 2010. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Also, we will continue to focus on investing in new product development for both the OEM market and the aftermarket, as a means to increase our sales.

The third quarter is the second consecutive quarter of growth in the manufacture of commercial vehicles in all the regions of the world. With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased by $5.3 million or 60.9%, to $14.0 million for the third quarter of 2010, as compared to $8.7 million for the same period of 2009.

Our sales to the Chinese OEM market excluding acquired business of Ruili Group were $25.0 million and $17.4 million for the three months ended September 30, 2010 and 2009, respectively, an increase of 43.7%.

Our Chinese aftermarket sales excluding acquired business of Ruili Group were $9.4 million and $8.7 million for the three months ended September 30, 2010 and 2009, respectively, an increase of 8.0%.

Our export sales excluding acquired business of Ruili Group were $13.4 million and $7.8 million for the three months ended September 30, 2010 and 2009, respectively, an increase of 71.8%.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended September 30, 2010 were $36,279,785 an increase of $8,528,572 or 30.7% from $27,751,213 for the same period last year. Our gross profit increased by 32.4% from $10,968,295 for the third quarter of 2009 to $14,526,599 for the third quarter of 2010.

Gross margin increased to 28.6% from 28.3% for the three months ended September 30, 2010 compared with 2009. We focused on increasing management efficiency, improving the technologies of our products, and improving our product portfolio. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

Cost of sales excluding acquired business of Ruili Group for the three months ended September 30, 2010 were $34,477,077, an increase of $9,360,468 or 37.3% from $25,116,609 for the same period last year. Our gross profit increased by 50.7% from $8,873,328 for the third quarter of 2009 to $13,374,897 for the third quarter of 2010.

Gross margin excluding acquired business of Ruili Group increased to 28.0% from 26.1% for the three months ended September 30, 2010 compared with 2009.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,299,914 for the three months ended September 30, 2010, as compared to $2,783,780 for the same period of 2009, an increase of $516,134 or 18.5%.

The increase was mainly due to the increased transportation expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 6.5% for the three months ended September 30, 2010, as compared to 7.2% for the same period in 2009.

Selling and distribution expenses excluding acquired business of Ruili Group were $2,689,478 for the three months ended September 30, 2010, as compared to $2,131,054 for the same period of 2009, an increase of $558,424 or 26.2%.

As a percentage of sales revenue, selling expenses excluding acquired business of Ruili Group decreased to 5.6% for the three months ended September 30, 2010, as compared to 6.3% for the same period in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,950,120 for the three months ended September 30, 2010, as compared to $2,149,066 for the same period of 2009, an increase of $801,054 or 37.3%. The increase was mainly due to increased welfare costs for business expansion in the third quarter of 2010. During the three months ended September 30, 2009, we reversed a bad debt provision resulting from collecting a significant portion of accounts receivable, which had been reflected as a reduction to general and administrative expenses. As a percentage of sales revenue, general and administrative expenses increased to 5.8% for the three months ended September 30, 2010, as compared to 5.6% for the same period in 2009.

General and administrative expenses excluding acquired business of Ruili Group were $2,535,193 for the three months ended September 30, 2010, as compared to $1,393,971 for the same period of 2009, an increase of $1,141,222 or 81.9%. As a percentage of sales revenue, general and administrative expenses increased to 5.3% for the three months ended September 30, 2010, as compared to 4.1% for the same period in 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2010, research and development expense was $1,773,044, as compared to $624,461 for the same period of 2009, an increase of $1,148,583. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

For the three months ended September 30, 2010, research and development expense excluding acquired business of Ruili Group was $1,635,421, as compared to $410,397 for the same period of 2009.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,283,642 for the three months ended September 30, 2010, compared with that of $1,083,920 for the same period of 2009, an increase of $199,722. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended September 30, 2010 increased by $297,492 to $357,984 from $60,492 for the same period of 2009, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

The financial expense excluding acquired business of Ruili Group for the three months ended September 30, 2010 increased by $311,087 to $348,303 from $37,216 for the same period of 2009.

OTHER INCOME

Other income was $366,308 for the three months ended September 30, 2010, as compared to $163,776 for the three months ended September 30, 2009, an increase of $202,532. The increase was mainly due to more subsidies received from local governments for the three months ended September 30, 2009. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

Other income excluding acquired business of Ruili Group was $192,459 for the three months ended September 30, 2010, as compared to $121,567 for the three months ended September 30, 2009.

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

During the three months ended September 30, 2010 and 2009, the Joint Venture received an income tax benefit of $0 and $694,843 in accordance with PRC preferential income tax policy regarding the purchase of domestically manufactured equipment, which is subject to assessment and approval from the local state tax bureau. Income tax expense of $962,210 and $802,124 was recorded for the quarters ended September 30, 2010 and 2009, respectively.

Income tax expense excluding acquired business of Ruili Group of $940,154 and $728,322 was recorded for the quarters ended September 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $0 and $0 for the three months ended September 30, 2010 and 2009, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

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

There were no options or warrants outstanding as of September 30, 2010.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Non-controlling interest in subsidiaries amounted to $501,616 and $465,092 for the third quarter ended September 30, 2010 and 2009, respectively.

Non-controlling interest in subsidiaries excluding acquired business of Ruili Group amounted to $489,118 and $423,271 for the third quarter ended September 30, 2010 and 2009, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended September 30, 2010 increased by $793,871, to $4,979,701 from $4,185,830 for the quarter ended September 30, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended September 30, 2010 and 2009, were $0.26 and $0.23 per share, respectively.

The net income attributable to stockholders excluding acquired business of Ruili Group for the quarter ended September 30, 2010 increased by $1,057,781, to $4,867,219 from $3,809,438 for the quarter ended September 30, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended September 30, 2010 and 2009, were $0.25 and $0.21 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash generated from operating activities was $19,320,992 for three months ended September 30, 2010 compared with negative $2,266,045 in the same period in 2009, an increase of $21,587,037, primarily due to the decreased cash outflow resulted by changes in notes receivable and prepayments. The decreases in notes receivable mainly due to the notes matured in the third quarter of 2010.

At September 30, 2010, the Company had cash and cash equivalents of $2,244,711, as compared to cash and cash equivalents of $10,255,259 at December 31, 2009. The Company had working capital of $84,327,014 at September 30, 2010, as compared to working capital of $89,303,176 at December 31, 2009, reflecting current ratios of 3.8:1 and 5.77:1, respectively.

INVESTING - The Company expended more cash for investing activities in the third quarter of 2010 than in the third quarter of 2009. During the three months ended September 30, 2009, the Company expended net cash of $960,135 in investing activities. For the three months ended September 30, 2010, the Company utilized $29,675,006 in investing activities for acquisition of the segments of the automotive parts business of the Seller, discussed above, and new equipment to support the growth of our business.

FINANCING - During the third quarter ended September 30, 2010, after repaying loans the Company received aggregate bank loans in the amount of $4,795,871 under its credit facilities. The Company had no borrowings under its credit facilities during the quarter ended September 30, 2009.

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

(2) Results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

SALES
	Nine months ended		Nine months ended
	30-Sep-10		30-Sep-09
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$112.4	78%	$71.9	76%
Passenger vehicles brake systems, etc.	$32.2	22%	$23.1	24%

Total	$144.6	100%	$95.0	100%

Sales consist of brake systems and other key safety-related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and export market as well as distribution of non-valve auto parts sourced from related parties.

Net sales were $144,593,338 and $95,110,334 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $49.5 million or 52.0%.

Net sales excluding acquired business of Ruili Group were $131,854,257 and $83,973,887 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $47.9 million or 57.0%.

A breakdown of net sales revenue for these markets for the nine months ended September 30, 2010 and 2009 fiscal years, respectively, is set forth below:

	Nine months	Percent	Nine months	Percent	Percentage
	ended	of	ended	of	Change
	30-Sep-10	Total Sales	30-Sep-09	Total Sales
	(U.S. dollars in million)
China OEM market	$84.6	59%	$46.7	49%	81.2%
China Aftermarket	$23.2	16%	$24.1	25%	-3.7%
International market	$36.8	25%	$24.2	25%	52.1%
Total	$144.6	100%	$95.0	99%	%

During the nine months of 2010, we benefited from the robust growth of China’s economy and automobile industry. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2010. As a result of these positive factors, our sales to the Chinese OEM market increased by $37.9 million to $84.6 million for the nine months of 2010, compared to $46.7 million for the same period of 2009.

We achieved total revenue of $23.2 million in Chinese aftermarket sales for the nine months ended September 30, 2010, a slight decrease compared to $24.1 million for the same period of 2009. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the nine months of 2010. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Also, we will continue to focus on investing in new product development for both the OEM market and the aftermarket, as a means to increase our sales.

In prior periods, the global financial crisis negatively affected our international customers and caused many world currencies to depreciate against the US dollar, while the lack of confidence in the growth of the world macro-economy caused our customers to decrease their inventories in order to lower their risk in the nine months of 2009. With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased by $12.6 million or 52.1%, to $36.8 million for the nine months ended September 30, 2010, as compared to $24.2 million for the same period of 2009.

Our sales to the Chinese OEM market excluding acquired business of Ruili Group were $75.4 million and $40.7 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of 85.3%.

Our Chinese aftermarket sales excluding acquired business of Ruili Group were $22.5 million and $22.4 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of 0.4%.

Our export sales excluding acquired business of Ruili Group were $33.9 million and $20.8 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of 63.0%.

COST OF SALES AND GROSS PROFIT

For the nine months ended September 30, 2010, cost of sales was $102,081,674, an increase of $34,830,282, or 51.8% from $67,251,392 for the same period last year. Our gross profit increased by 52.6% from $27,858,942 for the nine months ended September 30, 2009 to $42,511,664 for the nine months ended September 30, 2010.

Gross margin increased by 0.1% for the nine months ended September 30, 2010, to 29.4% from 29.3% for the same period of 2009. We focused on increasing management efficiency, improving the technologies of our products, and improving our product portfolio. We believe that our continued expansion to the higher-profit new valve products will also help us to maintain or increase our gross profit margins.

For the nine months ended September 30, 2010, cost of sales excluding acquired business of Ruili Group was $95,352,037, an increase of $34,185,804, or 55.9% from $61,166,233 for the same period last year. Our gross profit increased by 60.0% from $22,807,654 for the nine months ended September 30, 2009 to $36,502,220 for the nine months ended September 30, 2010.

Gross margin excluding acquired business of Ruili Group increased by 0.5% for the nine months ended September 30, 2010, to 27.7% from 27.2% for the same period of 2009.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $9,341,056 for the nine months ended September 30, 2010, as compared to $7,187,413 for the same period of 2009, an increase of $2,153,643 or 30.0%.

The increase was mainly due to the increased transportation expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 6.5% for the nine months ended September 30, 2010, as compared to 7.6% for the same period in 2009.

Selling and distribution expenses excluding acquired business of Ruili Group were $7,516,882 for the nine months ended September 30, 2010, as compared to $5,509,506 for the same period of 2009, an increase of $2,007,376 or 36.4%.

The increase was mainly due to the increased transportation expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.7% for the nine months ended September 30, 2010, as compared to 6.6% for the same period in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9,789,218 for the nine months ended September 30, 2010, as compared to $6,740,521 for the same period of 2009, an increase of $3,048,697 or 45.2%.

The increase was mainly due to increased expenses for business expansion, consistent with the increase in revenues. As a percentage of sales revenue, general and administrative expenses decreased to 6.8% for the nine months ended September 30, 2010, as compared to 7.1% for the same period in 2009.

General and administrative expenses excluding acquired business of Ruili Group were $7,625,969 for the nine months ended September 30, 2010, as compared to $4,902,026 for the same period of 2009, an increase of $2,723,943 or 55.6%.

As a percentage of sales revenue, general and administrative expenses were 5.8% for the nine months ended September 30, 2010 and 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the nine months ended September 30, 2010, research and development expense was $5,326,598, as compared to $2,545,689 for the same period of 2009, an increase of $2,780,909. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

For the nine months ended September 30, 2010, research and development expense excluding acquired business of Ruili Group was $4,695,003, as compared to $1,968,155 for the same period of 2009, an increase of $2,726,848.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $3,750,717 for the nine months ended September 30, 2010, compared with that of $3,204,199 for the same period of 2009, an increase of $546,518. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the nine months ended September 30, 2010 increased by $609,292 to $775,385 from $166,093 for the same period of 2009, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

The financial expense excluding acquired business of Ruili Group for the nine months ended September 30, 2010 increased by $618,815 to $694,122 from $75,307 for the same period of 2009

OTHER INCOME

Other income was $649,227 for the nine months ended September 30, 2010, as compared to $410,074 for the nine months ended September 30, 2009, an increase of $239,153. The increase was mainly due to an increase in sales of raw material scraps for the nine months ended September 30, 2010.

Other income excluding acquired business of Ruili Group was $445,524 for the nine months ended September 30, 2010, as compared to $337,028 for the nine months ended September 30, 2009, an increase of $108,496.

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

During the nine months ended September 30, 2010 and 2009, the Joint Venture received an income tax benefit of $930,699 and $694,843 in accordance with PRC preferential income tax policy regarding the purchase of domestically manufactured equipment, which is subject to assessment and approval from the local state tax bureau. Income tax expense of $1,780,492 and $2,140,055 was recorded for the nine months ended September 30, 2010 and 2009, respectively.

Income tax expense excluding acquired business of Ruili Group of $1,555,696 and $2,000,413 was recorded for the nine months ended September 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $0 and $9,935 for the nine months ended September 30, 2010 and 2009, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

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

There were no options or warrants outstanding as of September 30, 2010.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,459,277 and $941,468 for the nine months ended September 30, 2010 and 2009, respectively.

Net income attributable to non-controlling interest in subsidiaries excluding acquired business of Ruili Group amounted to $1,331,893 and $862,337 for the nine months ended September 30, 2010 and 2009, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the nine months ended September 30, 2010 increased by $6,092,379, to $14,555,650 from $8,463,271 for the nine months ended September 30, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2010 and 2009, were $0.76 and $0.46 per share, respectively.

The net income attributable to stockholders excluding acquired business of Ruili Group for the nine months ended September 30, 2010 increased by $5,658,100, to $13,409,196 from $7,751,096 for the nine months ended September 30, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2010 and 2009, were $0.7 and $0.42 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash generated from operating activities was $8,998,980 for nine months ended September 30, 2010 compared with $6,623,628 of net cash provided in operating activities in the same period in 2009, an increase of $2,375,352, primarily due to the increased cash flow resulted by changes in accounts receivable and prepayments.

At September 30, 2010, the Company had cash and cash equivalents of $2,244,711, as compared to cash and cash equivalents of $10,255,259 at December 31, 2009. The Company had working capital of $84,327,014 at September 30, 2010, as compared to working capital of $89,303,176 at December 31, 2009, reflecting current ratios of 3.80:1 and 5.77:1, respectively.

INVESTING - During the nine months ended September 30, 2010, the Company expended net cash of $36,626,169 in investing activities, mainly for acquisition of the segments of the automotive parts business of Ruili Group Co., Ltd. and new equipment to support the growth of the business. For the nine months ended September 30, 2009, the Company utilized $1,888,945 in investing activities.

FINANCING - During the nine months ended September 30, 2010, after repaying loans the Company received aggregate bank loans in the amount of $9,279,449 under its credit facilities. During the three months ended March 31, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to the Joint Venture. Net cash provided by financing activities was $19,718,327 for nine months ended September 30, 2010 compared with $0 in the same period in 2009. The Company had no borrowings under its credit facilities during the nine months ended September 30, 2009.

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

OFF-BALANCE SHEET AGREEMENTS

At September 30, 2010, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion in Item 2 above, “Liquidity and Capital Resources”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 15, 2010	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)