Form 10-Q/A
period 2010-09-30
SORL Auto Parts Inc
filed 2010-11-18
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to
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
FORM 10-Q/A
Amendment No. 1
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

Consolidated Balance Sheets
December 31, 2009

			Acquired auto parts business	Combined
		December 31, 2009	December 31, 2009	December 31, 2009
		(Audited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	10,255,259	-	10,255,259
Accounts Receivable, Net of Provision		44,546,107	3,207,867	47,753,974
Notes Receivable		13,083,691	-	13,083,691
Inventory		18,760,724	5,182,555	23,943,279
Prepayments		7,558,140	-	7,558,140
Deferred tax assets		220,577	-	220,577
Other current assets		444,281	4,782,432	5,226,713
Total Current Assets		94,868,779	13,172,854	108,041,633
Fixed Assets
Property, Plant and Equipment		35,335,958	14,377,994	49,713,952
Less: Accumulated Depreciation		(11,608,920)	(6,374,204)	(17,983,124)
Property, Plant and Equipment, Net		23,727,038	8,003,790	31,730,828

Leasehold Improvements in Progress		477,681	-	477,681

Land Use Rights, Net		14,198,392	-	14,198,392

Other Assets
Deferred compensation cost-stock options		-	-	-
Intangible Assets		161,499	-	161,499
Less: Accumulated Amortization		(54,380)	-	(54,380)
Intangible Assets, Net		107,119	-	107,119
Total Other Assets		107,119	-	107,119
Total Assets	US$	133,379,009	21,176,644	154,555,653

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	US$	9,724,715	-	9,724,715
Deposit Received from Customers		3,670,369	-	3,670,369
Short term bank loans		-	-
Income tax payable		551,900	-	551,900
Accrued Expenses		4,206,297	-	4,206,297
Other Current Liabilities		585,176	-	585,176
Total Current Liabilities		18,738,457	-	18,738,457

Non-Current Liabilities

Deferred tax liabilities		115,481	-	115,481
Total Liabilities		18,853,938	-	18,853,938

Stockholders' Equity

SORL Auto Parts, Inc. stockholders' equity		103,130,946	19,058,980	122,189,926
Noncontrolling Interest In Subsidiaries		11,394,125	2,117,664	13,511,789
Total Equity	US$	114,525,071	21,176,644	135,701,715
Total Liabilities and Stockholders' Equity	US$	133,379,009	21,176,644	154,555,653

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

FINANCING - During the nine months ended September 30, 2010, after repaying loans the Company received aggregate bank loans in the amount of $9,279,449 under its credit facilities. During the nine months ended September 30, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to the Joint Venture. Net cash provided by financing activities was $19,718,327 for nine months ended September 30, 2010 compared with $0 in the same period in 2009. The Company had no borrowings under its credit facilities during the nine months ended September 30, 2009.

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

SUPPLEMENTAL FINANCIAL INFORMATION

To facilitate analysis of our financial performance, we provide below non-GAAP information relating to our financial results for the three and nine months ended September 30, 2010. The comparison presented below excludes results of the acquired business for all periods other than the month of September 2010. This information should be read together with our GAAP financial statements contained in Item 1 of this report as well as the discussion of our results set forth above in this Management’s Discussion and Analysis.

Statements of Income
Three Months and Nine Months Ended September 30, 2010 (Excluding Results of Acquired Business for All Periods other than the One Month Ended September 30, 2010)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Sales	US$	47,851,974	33,989,937	131,854,257	83,973,887
Cost of Sales		34,477,077	25,116,609	95,352,037	61,166,233

Gross Profit		13,374,897	8,873,328	36,502,220	22,807,654

Expenses:
Selling and Distribution Expenses		2,689,478	2,131,054	7,516,882	5,509,506
General and Administrative Expenses		2,535,193	1,393,971	7,625,969	4,902,026
Research and development expenses		1,635,421	410,397	4,695,003	1,968,155
Financial Expenses		348,303	37,216	694,122	75,307

Total Expenses		7,208,395	3,972,638	20,531,976	12,454,994

Operating Income		6,166,502	4,900,690	15,970,244	10,352,660

Other Income		192,459	121,567	445,524	337,028
Non-Operating Expenses		(62,470)	(61,226)	(118,983)	(75,842)

Income (Loss) Before Provision for Income Taxes		6,296,491	4,961,031	16,296,785	10,613,846

Provision for Income Taxes		940,154	728,322	1,555,696	2,000,413

Net Income	US$	5,356,337	4,232,709	14,741,089	8,613,433

Other Comprehensive Income - Foreign Currency Translation Adjustment		1,816,535	45,431	2,538,963	86,614

Total Comprehensive Income		7,172,872	4,278,140	17,280,052	8,700,047

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		489,118	423,271	1,331,893	862,337

Other Comprehensive Income Attributable to Non-controlling Interest's Share		181,654	4,543	254,168	8,662

Total Comprehensive Income Attributable to Non-controlling Interest's Share		670,772	427,814	1,586,061	870,999

Net Income Attributable to Stockholders		4,867,219	3,809,438	13,409,196	7,751,096

Other Comprehensive Income Attributable to Stockholders		1,634,881	40,888	2,284,795	77,952

Total Comprehensive Income Attributable to Stockholders		6,502,100	3,850,326	15,693,991	7,829,048

Weighted average common share - Basic		19,304,921	18,279,254	19,120,959	18,279,254

Weighted average common share - Diluted		19,304,921	18,279,254	19,120,959	18,279,254

EPS - Basic		0.25	0.21	0.70	0.42

EPS - Diluted		0.25	0.21	0.70	0.42

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

Dated : November 18, 2010	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)