Form 10-K
period 2010-12-31
SORL Auto Parts Inc
filed 2011-03-29
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.
(Name of Issuer in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

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
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

State issuer’s revenues for its most recent fiscal year December 31, 2010: $199,365,154

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2010, the value was approximately $57,573,160.

State the number of shares outstanding of each of the issuer’s classes of common equity: 19,304,921 as of March 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, scheduled for June 1st, 2011, are incorporated by reference into Part III of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”), SORL Auto Parts, Inc. (together with our subsidiaries, “we,” “us,” “our” or the “Company”) develops, manufactures and distributes automotive brake systems and other key safety related auto parts to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally. The Company’s products are principally used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

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

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the "Seller"), a related party under common control. As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book basis of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Ruili Group. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group Co., Ltd., and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Ruili Group. The consolidated financial statements, and the Management’s Discussion and Analysis contained in Item 7 of this report, have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

STRATEGIC PLAN

In 2010, China's automotive industry continued to grow, as a number of Chinese national policies accelerated structural changes to expand domestic demand and further promote economic development. The international macroeconomic environment and international markets remain uncertain, and have caused us to adjust our 2011 business plan and strategy. In 2011, our plan includes these elements:

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

The Company’s Products

Through the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related auto parts in China and internationally. Our products are principally used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

We produce an extensive range of products covering 65 categories and over 2000 specifications in automotive brake systems and other key safety related auto parts, which are widely used in different types of commercial vehicles. We seek to introduce new products, maintain high quality, and provide excellent customer support. When working with a customer, our goal is to understand the design intent and brand image for each product and leverage our extensive experience and innovative technology to deliver products. The Company supports its products with a full-range of styling, design, testing and manufacturing capabilities, including just-in -time and in-sequence delivery.

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test conducted by the TUV CERT Certification Body of TUV Industrie Service GmbH in 2004, and its annual review in 2009. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed in 2010 included ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy. Based on statistics published by the China Association of Automobile Manufactures, in 2010, China’s automobile output and sales volume both reached record high levels of 18.26 million and 18.06 million units, both increasing by 32.4%, compared with 2009 figures. The output and sales volume of commercial vehicles increased 28.2% and 29.9% to 4.37 million units and 4.30 million units, respectively.

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

The Chinese auto parts industry is highly fragmented. Management believes that the future trends of China’s auto parts industry will be:

	To keep pace with the rapid development of new automobile technologies.

	To meet the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.

	To partner with OEM customers in the entire process from product design, development and production to costing, quality control and final delivery.

	To implement industry restructuring through integration to form several large sized auto parts manufacturing groups better able to compete with leading international manufacturers.

MARKET AND CUSTOMERS

Management believes that we are the leading commercial vehicle air brake systems manufacturer in China. In general, our customers are divided into three groups: OEMs in China, aftermarket distributors in China, and international customers, accounting for approximately 58.9%, 16.8% and 24.3%, respectively, of the Company’s annual sales for 2010.

OEM Market - We have established long-term business relationships with most of the major vehicle manufacturers in China. We sell our products to 69 vehicle manufacturers, including all of the key truck manufacturers in China. In addition to heavy-duty trucks, our products are also widely used in brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated our brake systems.

The table below presents comparative information for 2010 and 2009 on the Company’s top 5 OEM customers.

Ranking	Customer	% of 2010 Sales	Customer	% of 2009 Sales

1	FAW Qingdao Automobile Works	9.0%	FAW Qingdao Automobile Works	8.6%
2	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	5.0%	Dongfeng Axle Co., Ltd.	5.7%
3	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	4.9%	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	4.9%
4	FAW Jiefang Automotive Co., Ltd.	4.6%	FAW Jiefang Automotive Co., Ltd.	4.7%
5	Dongfeng Axle Co., Ltd.	4.3%	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	3.8%

SORL continues to expand its business with industry leaders such as Beiqi Foton Motor Co.,Ltd., Dongfeng Motor Co.,Ltd, and FAW Group, which were the three largest commercial vehicle manufacturers in China during 2010. The Company became a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton motor Co., Ltd., and Dongfeng Motor Co., Ltd. (strategic partnership, in this sense, means a co-development contract and priority supply agreement). We achieved a new business breakthrough to top 10-ranked vehicle manufacturers such as Sinnotruck and Shaanxi automobile Group Co.,Ltd, as we expanded from supplying only automotive electric components to delivering entire air-brake systems.Futhermore,Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be major customers.

Aftermarket - The Company’s Chinese sales network consists of 28 authorized distributors covering the following 7 regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 28 authorized distributors sell only “SORL” products and in turn channel the products through over 1200 sub-distributors.

International Market –
With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased. We regard increasing our export sales as an important way to upgrade brand and expand market share. We address expansion in the export market through the following measures:

●	Focus on both overseas aftermarket and OEM customers at the same time. The Company is selling its products into 104 countries and regions, and has begun to supply products to OEMs in India.

●
The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

●
We established a new joint venture in Hong Kong in 2009, focus on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. We presently have three international sales centers. These are located in UAE, USA and India. They carry out localization strategies to meet the different market demands and to strengthen service support.

 In 2010, export sales accounted for 24.3% of total revenue. Products are exported to more than 104 countries and regions in the world. Total export sales in 2010 increased by 41.4% compared with 2009.

Ranking	Country	Customer Name	% of 2010 Sales	Country	Customer Name	% of 2009 Sales

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	2.5%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	3.30%
2	USA	SAP	1.5%	USA	SAP	1.71%
3	Brazil	LNG	1.2%	South Africa	MICO	1.04%
4	India	TATA	1.0%	India	TATA	0.93%
5	South Africa	MICO	0.8%	USA	Fleet Pride	0.69%
6	USA	RUILI HYDRAULIC	0.5%	Australia	SORL Australia	0.58%
7	Poland	MARTEX	0.5%	Taiwan	Mita	0.57%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. In the current global automotive industry, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these components through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production, advanced technology and the ability to produce system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies who have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, we have established long-term business relationships with most of the major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the key success factors in the commercial vehicle air brake systems are product quality, price competitiveness, technical expertise and development capability, new product innovation, and reliability and timeliness of delivery, which may be enhanced by recruiting highly qualified managers and other employees, developing improved product design capability and facilities, and maintaining better customer service.

Domestic Competition - Our most significant competitors in China are: VIE, Weiming and CAFF.


China VIE Group: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion allocated for the aftermarket and export.


China Shandong Weiming Automotive Products Co. Ltd.: This is a joint venture with WABCO of Germany, and mainly produces air dryers, and ABS, primarily supplying to truck and bus OEM’s such as China Heavy Duty Truck Group Corp., Ltd., and some major bus manufacturers in China.

	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd.: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

Management believes the Company has the competitive advantages:


Brand Name: As China’s largest commercial vehicle air brake systems manufacturer, the “SORL” brand is widely known in the country. SORL has won awards from the China Chamber of Commerce for Import & Export of Machinery & Electronic products as a “China Top Brand” and the “Export Brand of the Year 2006”.


Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We upgraded our test equipment in 2010, which improved system test capability.


Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, Australia, the Middle East and India, we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, IT application and strict implementation of ISO/TS16949 standards in the development process greatly shorten the development lead time and improve new product quality. The Company has created independent intellectual property rights for its air brake spring chambers. The spring chamber’s creative structure, stable performance, and excellent quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.


China Sales Networks: We have 28 authorized distributors covering 7 regions in China. We help train their sales force and improve their service quality. These authorized distributors in turn channel “SORL” products through over 1200 sub-distributors throughout China.


Production Management: During 2010, we implemented an Enterprise Resource Planning system, which is an integrated computer-based system used to consolidate all business operations into a uniform and enterprise wide system environment. We follow Six Sigma management practices, which is a customer centered, systematic, data driven way of doing work more efficiently. Also we have improved our manufacturing process to better assure the stability and consistency of product quality and improved material utilization and decreased manufacturing cost.

International Competition - In the international market, our largest competitors are WABCO and Knorr. While management believes our current advantage over WABCO and Knorr is lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:


Performance-Cost Ratio: Our products enjoy lower production costs leveraging the low labor costs in China. Through the Company’s improved product line as a result of technology and manufacturing improvements, our products’ performance-cost advantage is increasing.

	Quick Adaptation to Local Market: Through our international sales channels in the US, Australia, the Middle East and India, we have been able to respond to local market needs.


Diversified Auto Products: In addition to our air brake valve products, to fully support existing export customers, we also distribute a wide range of non-valve products which are sourced from the Ruili Group. This reduces customers’ transaction costs.

SALES AND MARKETING

We strengthened our sales and marketing efforts in 2010. The sales headcount for domestic (PRC) sales and international sales was 49 and 46, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The license expires in 2012. The company expects to renew the license from Ruili Group on a royalty free basis in 2012.

In China, the commercial vehicle brake systems market can be divided into two segments the OEM market and the aftermarket.

OEM Market –In 2010, we strengthened our long-term relationships with major domestic OEM customers, and expanded into the municipal bus market and agricultural vehicle market. Currently, we have 69 OEM customers. Normally, these customers sign one-year sales contracts, which are revised as needed.

We have successfully expanded our production capacity so that we were able to increase our sales to the OEM market by $44.5 million or 61.0% for the year ended December 31, 2010, as compared with the year ended December 31, 2009.

Domestic Aftermarket - We place great emphasis on the Chinese automotive aftermarket business and sell products in the aftermarket for replacement purposes. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road, there has been an increasing demand for replacement parts in the aftermarket. We have an aftermarket sales network including 28 authorized distributors covering 7 regions nationwide in PRC. These distributors sell only products under the “SORL” trademark to over 1200 Chinese distributors. We provide product technical services to these distributors, and also conduct periodic performance evaluations, and reserve the right to terminate the distributorship of those with frequent delinquencies or poor sales records. For 2010, the Company achieved total revenue of $33.5 million in domestic aftermarket sales, a decrease of 0.6% from 2009.

International Markets - With the recovery of global economy and customers' confidence in the growth of economy in 2010, our export sales increased. We regard increasing our export sales as an important way to upgrade brand and expand market share.

DISTRIBUTION

We ship finished products directly to OEM customers. Our products are distributed to aftermarket customers in China through a network of 28 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2010, we had 193 technical staff members, consisting of 75 holding Engineer or Senior Engineer qualifications. Our technical staff includes seven information technology specialists, 116 for new product development and design techniques, 13 for measurement and testing, 11 for MIS, and the other 46 persons are quality management engineers.

In addition to our own technical force, we have cooperation arrangements with leading universities in the automotive engineering field, including:


In 2010, SORL created two new post-doctoral research programs. The first is by the establishment of the Automobile Institute of Jilin University to research electric vehicle braking energy recovery controlling systems. The second program is a partnership with the Beijing University of Technology to research die-casting aluminum oxide film for application onto auto parts.

Tongji University at Shanghai and Harbin Institute of Technology: Contract for co-development of electronically controlled braking systems and automotive master cable technology; and


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

Capitalizing on these resources, we have successfully developed innovative products and technologies such as a new type of clutch servo with sensor; a combined air dryer with a built in temperature-control device and unloader; and an inner-breath spring chamber which enables internal air circulation.

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

Patented Technologies

We continue to invest in R&D efforts and to pursue patent protection. Currently we own 64 patents and have filed applications for 29 other patents and one application for Patent Cooperation Treaty which is an international agreement for filing patent applications having effect in up to 117 countries.

Trademarks

Our principal trademark is “SORL” which we license on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2012 and we have an agreement with the Ruili Group that the license will be extended if the trademark registration for the trade name is extended. The company expects to renew the license from Ruili Group on a royalty free basis in 2012. The Ruili Group has obtained a registration for “SORL” from the World Intellectual Property Organization and, in 2007, registered the trademark in the US.

PRODUCTION

We own the largest commercial vehicle air brake systems manufacturing facility in China. We are seeking to expand our production capacity. We have re-deployed and streamlined our production / assembly lines, enabling us to rapidly expand our production capacity to meet increasing market demands for our products. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors.

In September 2007, the Joint Venture purchased land rights, a manufacturing plant and office building with a total floor area of 712,333 square feet, from the Ruili Group. The Joint Venture previously leased part of the facility from the Ruili Group and occupied approximately 50% of it. As a result of this transaction, our production space is expected to meet our growth demand for the near future.

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

All of the materials used are generally readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and price competition. We maintain relationships with over twenty material suppliers. In 2010, the three largest suppliers were Shanghai Jinshi Materials Co., Ltd., Shanghai Guihao Shiye Co., Ltd. and Shanghai Tongzai International trade Co., Ltd., which together accounted for 28.6% of the aggregate of raw materials we purchased. Among these companies, only Shanghai Jinshi Materials Co., Ltd., which accounted for 19.5%, was the source of more than 10% of total raw material purchases.

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

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2008, 2009 and 2010 was 9.0%, 8.7% and 10.3% respectively.

The government of China has stated its intention to pursue continued economic growth and development.

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

ECONOMIC REFORM ISSUES

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

	We will be able to capitalize on economic reforms;

	The Chinese government will continue its pursuit of economic reform policies;

	The economic policies, even if pursued, will be successful;

	Economic policies will not be significantly altered from time to time; and

	Business operations in China will not become subject to the risk of nationalization.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3,265 employees, all of whom are employed full time: 78 for quality control, 193 technical staff, 95 sales and marketing staff, 2,833 production workers and 66 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to three years of employment and hourly workers agree to three years. Employment contracts with all employees comply with relevant laws and regulations of China.

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

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our Chief Executive Officer, Mr., Xiao Ping Zhang, is the founder of and employed at the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected, or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain technology. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

Our operations depend highly on Messrs. Xiao Ping Zhang, our Chief Executive Officer, and Bao Jian Tao, our Chief Operating Officer, and a small number of other executives, and the loss of any such executive could adversely affect our ability to conduct our business.

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

Although no customer individually accounted for more than 10% of our revenues for the fiscal year ended December 31, 2010, our three largest customers accounted for approximately 18.9% of our revenues in each of 2010 and 2009. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. Currently we own 64 patents and have filed applications for 29 other patents and one PTC in China. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

Integrating an acquired company is complex, distracting and time consuming, as well as a potentially expensive process. The successful integration of an acquisition would require us to:

	integrate and retain key management, sales, research and development, and other personnel;

	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

	coordinate research and development efforts;

	integrate and support pre-existing supplier, distribution and customer relationships; and

	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

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

The automobile parts industry is a highly competitive business. Criteria for our customers and potential customers include:

	Quality;

	Price/cost competitiveness;

	Product performance;

	Reliability and timeliness of delivery;

	New product and technology development capability;

	Degree of global and local presence;

	Effectiveness of customer service; and

	Overall management capability.

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

In 2010, approximately 41.1% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

If a third party claims that we infringe its patents, any of the following may occur:

	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;


a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

	We will be able to capitalize on economic reforms;

	The Chinese government will continue its pursuit of economic reform policies;

	The economic policies, even if pursued, will be successful;

	Economic policies will not be significantly altered from time to time; and

	Business operations in China will not become subject to the risk of nationalization.

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

A renewed outbreak of SARS or other widespread public health problems in China, where a substantial portion of our revenue is derived, and in Ruian City, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

	quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;

	the sickness or death of the key officers and employees; and

	general slowdown in the Chinese economy resulting from an outbreak.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

The market price for our common stock may be volatile and subject to fluctuations in response to factors including the following:

	actual or anticipated fluctuations in our quarterly operating results,

	announcements of new products by us or our competitors,

	changes in financial estimates by securities analysts,

	conditions in the automotive market,

	changes in the economic performance or market valuations of other companies involved in the production of automotive parts,

	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

	additions or departures of key personnel, or

	potential litigation.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, and his brother, Xiao Feng Zhang, a member of our Board of directors, hold approximately 49.7% and 6.2% as of December 31, 2010, respectively, of the Company’s common stock. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, was one of the most sweeping laws to affect US publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations imposes substantial burdens in terms of financial expense and commitment of personnel. There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of these regulations.

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

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, SORL Auto Parts, Inc. was approved for listing its common shares on the NASDAQ Capital Market and commenced trading its shares on NASDAQ under the symbol “SORL”. The Company was further approved for listing on the NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our Common Shares for each quarter ended during 2010 and 2009 are as follows:

Quarter Ended	High	Low

2010
First Quarter	12.81	7.95
Second Quarter	11.20	8.32
Third Quarter	9.38	7.61
Fourth Quarter	10.08	8.40

2009
First Quarter	2.20	1.14
Second Quarter	4.54	1.68
Third Quarter	5.39	3.12
Fourth Quarter	9.16	4.65

During February 2010, we sold one million shares of our common stock in a registered direct offering to selected institutional investors, at an offering price of $10.00 per share. Gross proceeds were $10 million, and net proceeds to us, after expenses and underwriting compensation, were $9.4 million. The proceeds of the offering will be used for general corporate purposes.

Stockholders

At March 17, 2011, we had approximately 512 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name”.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10K. Except where otherwise stated, results for both 2009 and 2010 are presented as if our August 2010 acquisition of certain assets of the Ruili Group had been effected as of January 1, 2009.

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

Fairford was organized in Hong Kong as a limited liability company on November 3, 2003. Fairford owns 90% of the equity interest of Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”) established pursuant to the laws of the People’s Republic of China (“PRC” or “China”). The Joint Venture is a joint venture between our wholly-owned subsidiary, Fairford, and the Ruili Group.

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

In connection with its formation, effective January 19, 2004 the Joint Venture acquired the business of the Ruili Group relating to the manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”). This was accomplished by the transfer from the Ruili Group to Fairford of the relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machinery, and the assumption of short and long term borrowings, at a consideration of approximately $6.39 million.

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

Pursuant to the formation of the Joint Venture, on January 17, 2004, the Ruili Group and Fairford signed a binding Joint Venture agreement (the “JV Agreement”). Pursuant to the JV Agreement, the Board of Directors consists of three directors; Fairford has the right to designate two members of the board and the Ruili Group has the right to designate one member. The majority of the Board has decision making authority with respect to operating matters. As a result, our wholly-owned subsidiary, Fairford, maintains operating control over the Joint Venture.

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

As a result of the foregoing, through Fairford’s 90% interest in the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related components in China and internationally for use primarily in different types of vehicles, such as trucks and buses. There are 65 categories of valves with over 2,000 different specifications. Management believes that it is the largest manufacturer of automotive air brake systems for commercial vehicles in China.

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.349 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $1.039 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the "Seller", a related party under common control). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group Co., Ltd., and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We periodically re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was therefore eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. As a result, the Company’s effective income tax rate is 15% for years 2009 through 2011.

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

RESULTS OF OPERATIONS

Year ended December 31, 2010 as compared to year ended December 31, 2009:

	Years Ended December 31,
	2010	%	2009	%
Sales	(U.S. dollars in million)
Air brake systems & related components	$153.5	77%	$108.0	77%
Hydraulic brake systems & related components from new acquired business	$45.9	23%	$33.0	23%

Total	$199.4	100%	$141.0	100%

Sales consist of brake systems and other key safety-related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and the export market.

Total net sales were $199,365,154 and $140,984,926 for the fiscal years ended December 31, 2010 and 2009, respectively, representing an increase of $58.4 million or 41.4% year over year. A breakdown of net sales revenue for our three principal markets, Chinese domestic OEM market, Chinese domestic aftermarket and international markets, in 2010 and 2009 is as follows:

	Years Ended December 31,
		Percent of
	2010	Total sales	2009	Percent of Total sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$117.4	58.9%	$72.9	51.7%	61.0%
China Aftermarket	$33.5	16.8%	$33.7	23.9%	-0.6%
International market	$48.5	24.3%	$34.3	24.4%	41.4%

Total	$199.4	100%	$141.0	100%	41.4%

In 2010, vehicle production and sales in China exceeded 18 million units, which ranked China number one globally. As a leading manufacturer of commercial vehicle braking systems in China, we are well positioned to seize market opportunities. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2010. As a result of these positive factors, our sales to the Chinese OEM market increased by $44.5 million to $117.4 million for the year of 2010, compared to $72.9 million for the same period of 2009.

We achieved total revenue of $33.5 million in Chinese aftermarket sales for the year of 2010, a slight decrease compared to $33.7 million for the same period of 2009. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Also, we will continue to focus on investing in new product development for both the OEM market and the aftermarket, as a means to increase our sales in the future.

Our export sales increased by $14.2 million or 41.4%, to $48.5 million for the year of 2010, as compared to $34.3 million for the same period of 2009. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to:
(1) Improved customer confidence as the global economy recovers,

(2) Enhanced SORL brand image through industry exhibitions,
(3) Maintainance of our customer base and market position while penetrating new markets and capturing new customers,
(4) Building a stronger international marketing network focused on exploring high-value foreign markets, and actively marketing to the large automotive chain stores that directly sell to end users.
(5) Further targeting the international OEM market by actively supporting initiatives that promote our overseas sales.

COST OF SALES

Cost of sales for the fiscal year ended December 31, 2010 increased to $141.2 million from $98.1 million for the fiscal year ended December 31, 2009, a $43.1 million or 43.9 % increase, consistent with the increase in revenues.

GROSS PROFIT

Gross profit for the fiscal year ended December 31, 2010, increased by approximately $15.3 million or 35.7% to $58.1 million from $42.8 million for the fiscal year ended December 31, 2009.

Gross margin decreased by approximately 1.2 percentage points, from 30.4% in 2009 to 29.2% in 2010. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

We believe that the improvement in gross profits reflects our focus in 2010 on increasing production efficiency, improving the technologies of products, and improving our product portfolio. We believe that our continued expansion to higher-profit new products will also help us to maintain or increase our gross profit margins.

SELLING EXPENSES

Selling expenses were $13,466,981 for the fiscal year ended December 31, 2010, as compared to $10,356,066 for the fiscal year ended December 31, 2009, an increase of $3.1 million or 30.0%. The increase was mainly due to the increased transportation expense as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 6.8% for the fiscal year ended December 31, 2010, as compared to 7.3% for the same period in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $11,761,401 for the fiscal year ended December 31, 2010, as compared to $10,038,692 for the fiscal year ended December 31, 2009, an increase of $1.7 million or 17.2%. The increase was mainly due to increased expenses for business expansion, consistent with the increase in revenues. As a percentage of sales revenue, general and administrative expenses decreased to 5.9% for the fiscal year ended December 31, 2010, as compared to 7.1% for the same period in 2009.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $7,223,705 for the fiscal year ended December 31, 2010, as compared with $4,964,860 for the fiscal year ended December 31, 2009, an increase of $2.3 million. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $5.4 million for the fiscal year ended December 31, 2010, compared with depreciation and amortization expense of $4.3 million for the fiscal year ended December 31, 2009.

The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. Financial expense for the fiscal year ended December 31, 2010 increased by $0.8 million to $1,127,777 from $375,992 for the fiscal year ended December 31, 2009, which was mainly attributed to fluctuations in the exchange rate between the U.S. dollar and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

For the fiscal year ended December 31, 2010, other income was $826,700 compared with $655,298 for the fiscal year ended December 31, 2010. The increase was mainly due to an increase in sales of raw material scrap for the year of 2010.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. Thus, our effective income tax rate is 15% for years 2009 through 2011.

For 2010 and 2009, the Joint Venture received an income tax benefit of $930,699 and $694,843 in accordance with PRC preferential income tax policy regarding the purchase of domestically manufactured equipment, which is subject to assessment and approval from the local state tax bureau. Income tax expense of $2,751,913 and $2,049,205 was recorded for the year of 2010 and 2009, respectively.

STOCK—BASED COMPENSATION

On March 1, 2006, the Board of Directors approved a total of 60,000 options to be issued to the four independent members of the Board of Directors. The contractual term of the options was three years. Total deferred stock-based compensation expenses related to stock options amounted to $178,904. This amount was amortized over the three year vesting period in a manner consistent with FASB ASC 505-50. The amortization of deferred stock-based compensation for these equity arrangements were $0 and $9,935 for the fiscal years ended December 31, 2010 and 2009, respectively. As of December 31, 2009, the 60,000 options had expired unexercised.

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

There were no options or warrants outstanding as of December 31, 2010.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $2,041,245 and $1,519,921 for the fiscal year ended December 31, 2010 and 2009, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the fiscal year ended December 31, 2010 increased by $6,324,583, to $20,368,823 from $14,044,240 for the fiscal year ended December 31, 2009 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2010 and 2009, were $1.06 and $0.77 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided from operating activities was $12,264,031 for the fiscal year ended December 31, 2010, as compared to $2,455,483 of net cash provided by operating activities for the fiscal year ended December 31, 2009, an increase of $9.8 million, primarily due to the increased cash inflow resulted by changes in deposits received from customers and prepayments.

At December 31, 2010, the Company had cash and cash equivalents of $6,691,078, as compared to cash and cash equivalents of $10,255,259 at December 31, 2009. The Company had working capital of $87,862,126 at December 31, 2010, as compared to working capital of $89,082,599 at December 31, 2009, reflecting current ratios of 3.02:1 and 5.75:1, respectively.

INVESTING - During the fiscal year ended December 31, 2010, the Company expended net cash of $41,892,194 in investing activities for acquisition of the segments of the automotive parts business of the Seller, discussed above, and new equipment to support the growth of our business. For the fiscal year ended December 31, 2009, the Company utilized $7,802,530 in investing activities.

FINANCING – In 2010, we received the proceeds of bank loans in the amount of $15,529,510 under our credit facilities and received net proceeds of approximately $9,399,978 from our public offering. Additionally, $1,038,900 was contributed by Ruili Group to the Joint Venture. Net cash provided by financing activities was $25,968,388 for the year of 2010 compared with $52 in the same period in 2009. Interest rate for the loans is 4.86% per annum. The maturity dates of the loans were January 15, 2011 and March 16, 2011, respectively. The Company had no borrowings under its credit facilities for the year of 2009.

Management of the Company has taken a number of steps to restructure our customer base and phase out accounts which had failed to make prompt payments. We also placed more emphasis on collection of accounts receivable from our customers. During 2010, we continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. We maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2010 and December 31, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from the Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate.

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

 Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

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

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

Certified Public Accountants | 280 Kenneth Drive, Suite 100 | Rochester, New York 14623 | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SORL Auto Parts, Inc.

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. SORL Auto Parts, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 29, 2011

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31, 2010		December 31, 2009

Assets
Current Assets
Cash and Cash Equivalents	US$	6,691,078	US$	10,255,259
Accounts Receivable, Net of Provision		54,168,856		47,753,974
Notes Receivable		27,318,361		13,083,691
Inventory		31,960,053		24,028,397
Prepayments		7,632,674		7,558,140
Other current assets, including $52,743 and $0 from related parties at December 31, 2010 and December 31, 2009, respectively.		3,497,659		5,141,595
Total Current Assets		131,268,681		107,821,056
Fixed Assets
Property, Plant and Equipment		67,926,160		49,713,952
Less: Accumulated Depreciation		(23,032,159)		(17,983,124)
Property, Plant and Equipment, Net		44,894,001		31,730,828
Leasehold Improvements in Progress		424,881		477,681

Land Use Rights, Net		14,298,522		14,198,392

Other Assets
Intangible Assets		166,510		161,499
Less: Accumulated Amortization		(71,868)		(54,380)
Intangible Assets, Net		94,642		107,119
Deferred tax assets		398,034		220,577

Total Other Assets		492,676		327,696
Total Assets	US$	191,378,761	US$	154,555,653

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $3,151,493 and $1,985,291 due to related parties at December 31, 2010 and December 31, 2009, respectively.	US$	10,672,514	US$	9,724,715
Notes payable		966,373		-
Deposit Received from Customers		7,484,839		3,670,369
Short term bank loans		15,770,448		-
Income tax payable		1,174,976		551,900
Accrued Expenses		6,777,830		4,192,452
Other Current Liabilities, including $64,600 and $200,762 due to related parties at December 31, 2010 and December 31, 2009, respectively.		559,575		599,021
Total Current Liabilities		43,406,555		18,738,457

Non-Current Liabilities

Deferred tax liabilities		171,981		115,481
Total Liabilities		43,578,536		18,853,938

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2010 and December 31, 2009		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 18,304,921 issued and outstanding as of December 31, 2010 and December 31, 2009		38,609		36,609
Additional Paid In Capital		42,199,014		55,268,604
Reserves		6,641,547		4,554,601
Accumulated other comprehensive income		14,731,607		10,939,703
Retained Earnings		69,672,286		51,390,409
Total SORL Auto Parts, Inc. stockholders' equity		133,283,063		122,189,926
Noncontrolling Interest In Subsidiaries		14,517,162		13,511,789
Total Equity		147,800,225		135,701,715
Total Liabilities and Stockholders' Equity	US$	191,378,761	US$	154,555,653

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For Years Ended on December 31, 2010 and 2009

	2010		2009

Sales	US$	199,365,154	140,984,926
Include: sales to related parties		1,304,624	569,621
Cost of Sales		141,228,963	98,146,876

Gross Profit		58,136,191	42,838,050

Expenses:
Selling and Distribution Expenses		13,466,981	10,356,066
General and Administrative Expenses		11,761,401	10,038,692
Research and development expenses		7,223,705	4,964,860
Financial Expenses		1,127,777	375,992

Total Expenses		33,579,864	25,735,610

Operating Income		24,556,327	17,102,440

Other Income		826,700	655,298
Non-Operating Expenses		(221,046)	(144,372)

Income Before Provision for Income Taxes		25,161,981	17,613,366

Provision for Income Taxes		2,751,913	2,049,205

Net Income	US$	22,410,068	15,564,161
Other Comprehensive Income - Foreign Currency Translation Adjustment		4,213,528	101,638
Total Comprehensive Income		26,623,596	15,665,799

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		2,041,245	1,519,921

Other Comprehensive Income Attributable to Non-controlling Interest's Share		421,624	10,183
Total Comprehensive Income Attributable to Non-controlling Interest's Share		2,462,869	1,530,104
Net Income Attributable to Stockholders		20,368,823	14,044,240

Other Comprehensive Income Attributable to Stockholders		3,791,904	91,455

Total Comprehensive Income Attributable to Stockholders		24,159,727	14,135,695

Weighted average common share - Basic		19,304,921	18,280,865

Weighted average common share - Diluted		19,304,921	18,280,865

EPS - Basic		1.06	0.77

EPS - Diluted		1.06	0.77

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended on December 31,2010 and 2009

	2010		2009

Cash Flows from Operating Activities
Net Income	US$	20,368,823	14,044,240
Adjustments to reconcile net income to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		2,041,245	1,519,921
Bad Debt Expense		256,097	18,943
Depreciation and Amortization		5,351,778	4,332,946
Stock-Based Compensation Expense		-	9,935
Loss on disposal of Fixed Assets		-	11,835
Changes in Assets and Liabilities:
Account Receivables		(5,088,446)	(9,429,997)
Notes Receivables		(13,617,416)	(5,537,498)
Other Currents Assets		1,955,374	3,224,631
Inventory		(7,051,537)	(563,398)
Prepayments		157,299	(9,977,123)
Deferred tax assets		(168,510)	(31,185)
Accounts Payable and Notes Payable		1,588,281	5,062,595
Income Tax Payable		596,693	211,344
Deposits Received from Customers		3,644,043	(2,630,156)
Other Current Liabilities and Accrued Expenses		2,169,513	2,179,900
Deferred tax liabilities		60,794	8,550
Net Cash Flows from Operating Activities		12,264,031	2,455,483

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(16,928,230)	(7,367,244)
Leasehold Improvements in Progress		-	(477,876)
Acquisition of the automotive parts business		(24,963,964)	-
Sales proceeds of disposal of fixed assets		-	42,590

Net Cash Flows from Investing Activities		(41,892,194)	(7,802,530)

Cash Flows from Financing Activities
Proceeds from Bank Loans		15,529,510	-
Proceeds from Share Issuance		9,399,978	-
Capital contributed by Minority S/H		1,038,900	52

Net Cash flows from Financing Activities		25,968,388	52

Effects on changes in foreign exchange rate		95,594	8,381

Net Change in Cash and Cash Equivalents		(3,564,181)	2,459,272

Cash and Cash Equivalents- Beginning of the year		10,255,259	7,795,987

Cash and cash Equivalents - End of the year	US$	6,691,078	10,255,259

Supplemental Cash Flow Disclosures:
Interest Paid		550,393	-
Tax Paid		2,961,875	2,302,527

Non-Cash Transaction Disclosure:
Cashless exercise of options and warrants and issuance of common stock		-	51

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For Years Ended on December 31, 2009

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2009	18,279,254	36,558	55,268,655	3,126,086	38,774,684	10,848,248	108,054,231	11,981,633	120,035,864

Net Income					14,044,240		14,044,240	15,564,161

Other Comprehensive Income(Loss)						91,455	91,455	10,183	101,638

Stock options exercised, net	25,667	51	(51)

Capital contributed by Minority S/H								52	52

Transfer to reserve				1,428,515	(1,428,515)	-	-	-

Ending Balance - December 31, 2009	18,304,921	36,609	55,268,604	4,554,601	51,390,409	10,939,703	122,189,926	13,511,789	135,701,715

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For Years Ended on December 31, 2010

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2010	18,304,921	36,609	55,268,604	4,554,601	51,390,409	10,939,703	122,189,926	13,511,789	135,701,715

Net Income					20,368,823		20,368,823	2,041,245	22,410,068

Other Comprehensive Income(Loss)						3,791,904	3,791,904	421,624	4,213,528

Common stock issued in public offering	1,000,000	2,000	9,397,978				9,399,978		9,399,978

Capital contributed by Minority S/H								1,038,900	1,038,900

Acquisition of the automotive parts business of Ruili Group Co., Ltd.			(22,467,568)				(22,467,568)	(2,496,396)	(24,963,964)

Transfer to reserve				2,086,946	(2,086,946)		-	-

Ending Balance - December 31, 2010	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.349 million in its operating subsidiary, the Joint Venture To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $1.039 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the "Seller", a related party under common control). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group Co., Ltd., and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The assets purchase was deemed to be the acquisition of a business.

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

f. FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has two customers that each respectively account for more than 5.0% of its total revenues for the period. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.
(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.
(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 4.86% per annum. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

g. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h. INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. The Company has made salability evaluation and did not find material impairment as December 31, 2010.

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

p. INCOME TAXES

The Company accounts for income taxes under the provision of FASB ASC 740-10 whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

q. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in Renminbi (“RMB”), the currency of the PRC, The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30  in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The shareholders’ equity accounts are translated at appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are include in the results of operations as incurred.

r. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 505-50. FASB ASC 505-50 revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. FASB ASC 505-50requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The Company has adopted FASB ASC 505-50as of January 1, 2005. Refer to Note 20: stock compensation plan for additional information on our stock option plan and related stock-based compensation expense.

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

y. LEASE COMMITMENTS

The Company has adopted FASB ASC 840. If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

z. RECENTLY ISSUED FINANCIAL STANDARDS

In June 2009, the FASB issued FASB ASC 860-10-05.  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in January 2010. The adoption of FASB ASC 860-10-05 has not had a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05. FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature SFAS 166 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in January 2010. The adoption of FASB ASC 810-10-05 has not had a material effect on the Company’s consolidated financial statements.

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

The following related party transactions occurred for the fiscal year ended December 31, 2010 and 2009:

	December 31,
	2010	2009
PURCHASES FROM:
Ruili Group Co., Ltd.	$4,170,084	$2,046,978
Total Purchases	$4,170,084	$2,046,978

SALES TO:
Ruili Group Co., Ltd.	1,304,624	569,621
Total Sales	$1,304,624	$569,621

	December 31,
	2010	2009
OTHER ACCOUNTS RECEIVABLE TO RELATED PARTIES
MGR Hong Kong Limited	$52,743	$—
Ruili Group Co., Ltd.	—	—
Total	$52,743	$—

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruili Group Co., Ltd.	$3,151,493	$1,985,291
Total	$3,151,493	$1,985,291

OTHER PAYABLES TO RELATED PARTIES
MGR Hong Kong Limited	60,376	—
Ruili Group Co., Ltd.	$4,224	$200,762
Total	$64,590	$200,762

NOTE 4 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2010 and December 31, 2009 were summarized as follows:

	December 31, 2010	December 31, 2009
Beginning balance	$57,823	$24,997
Add: Increase to allowance	261,864	32,826
Less: Accounts written off	—	—

Ending balance	$319,687	$57,823

	December 31,	December 31,
	2010	2009
Accounts receivable	$54,488,543	$47,811,797
Less: allowance for doubtful accounts	(319,687)	(57,823)

Account receivable balance, net	$54,168,856	$47,753,974

NOTE 5 - INVENTORIES

On December 31, 2010 and December 31, 2009, inventories consisted of the following:
	December 31, 2010	December 31, 2009

Raw Material	$6,762,760	$4,417,094
Work in process	3,704,236	4,659,051
Finished Goods	21,493,057	14,952,251
Total Inventory	$31,960,053	$24,028,397

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2010 and December 31, 2009:

	December 31,2010	December 31,2009
Machinery	$55,889,093	$38,505,452
Molds	1,316,374	1,276,757
Office equipment	1,142,754	856,184
Vehicle	1,347,516	1,092,835
Building	8,230,424	7,982,723
Sub-Total	67,926,160	49,713,951

Less: Accumulated depreciation	(23,032,160)	(17,983,124)

Fixed Assets, net	$44,894,001	$31,730,828

Depreciation expense charged to operations was $4,934,712 and $3,987,179 for the fiscal year ended December 31, 2010 and 2009, respectively.

NOTE 7 -LEASEHOLD IMPROVEMENTS

	2010	2009
Cost:	$492,544	$478,088
Less: Accumulated amortization:	(67,663)	(407)
Leasehold Improvements In Progress, net	$424,881	$477,681

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

NOTE 8 – LAND USE RIGHTS

	December 31,2010	December 31,2009
Cost:	$15,404,955	$14,941,331
Less: Accumulated amortization:	(1,106,433)	(742,939)
Land use rights, net	$14,298,522	$14,198,392

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $335,240 and $330,040 for the year of 2010 and 2009, respectively.

NOTE 9 - INTANGIBLE ASSETS

Gross intangible assets were $166,510, less accumulated amortization of $71,868 for net intangible assets of $94,642 as of December 31, 2010. Gross intangible assets were $161,499, less accumulated amortization of $54,380 for net intangible assets of $107,119 as of December 31, 2009. Amortization expenses were $15,559 and $15,318 for the fiscal years ended December 31, 2010 and 2009 respectively. Future estimated amortization expense is as follows:

2011	2012	2013	2014	2015	Thereafter
$16,651	$16,651	$16,651	$12,982	$10,249	$21,458

NOTE 10 - PREPAYMENT

Prepayment consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Raw material suppliers	$5,358,706	$3,059,449
Equipment purchase	2,273,968	4,498,691

Total prepayment	$7,632,674	$7,558,140

NOTE 11- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2010 and December 31, 2009 comprise the following:

	Dec 31, 2010	Dec 31, 2009
Deferred tax assets - current
Provision	47,173	7,917
Subsidiary's operating loss carryforwards		33,008
Warranty	477,526	260,295
Deferred tax assets	524,699	301,220
Valuation allowance	―	―
Net deferred tax assets - current	524,699	301,220

Deferred tax liabilities - current
Revenue (netoff cost)	126,665	80,643
Deferred tax liabilities - current	126,665	80,643

Net deferred tax assets - current	398,034	220,577

Deferred tax liabilities - non-current
Land use right	171,981	115,481
Deferred tax liabilities - non-current	171,981	115,481

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

NOTE 12 – Notes Payable

Notes payable represented the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Notes payable	$966,373	$0

The notes payable was paid to the suppliers. The maturity date of the notes payable was April 18, 2011.

NOTE 13 - Bank Loans

Bank loans represented the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Secured	$15,770,448	$—
Less: Current portion	$(15,770,448)	$—
Non-current portion	$—	$—

During 2010, the Company obtained those short term loans from Bank of Communications, Bank of China and Agricultural Bank of China, respectively, to finance the general working capital as well as new equipment acquisition. Corporate or personal guarantees were provided for those bank loans as follows:

$7.6 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$4.4M	Guaranteed by Ruili Group Co., Ltd., a related party, and Mr. Xiao Ping Zhang, principal shareholders;
$3.8M	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

The Company did not provide any sort of guarantee to any other parties. Interest rate for the loans is 4.86% per annum. The maturity dates of the loans were January 15, 2011 and March 16, 2011, respectively.

NOTE 14 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009

Accrued payroll	$1,940,649	$1,536,980
Other accrued expenses	4,837,181	2,655,472

Total accrued expenses	$6,777,830	$4,192,452

NOTE 15 - INCOME TAXES

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the fiscal year ended on December 31, 2010 and 2009 is as follows:

	2010	2009
Statutory tax rate	25.0%	25.0%
Tax holidays and concessions	-10%	-12.5%

Effective tax rate	15%	12.5%

	2010	2009
Computed income tax provision at the statutory rate	$3,886,106	$2,642,005
Tax refund	(914,872)	(694,746)

Deferred tax provision	(116,579)	(22,635)
Current year permanent differences and other reconciling items	(102,742)	124,581

Total income taxes	$2,751,913	$2,049,205

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31,2009. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2009, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2010 and 2009, respectively, are summarized as follows:

	2010	2009

Current	$2,868,492	$2,071,840
Deferred	(116,579)	(22,635)

Total	$2,751,913	$2,049,205

The Company adopted the provisions of FASB ASC 740-10, on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of December 31, 2010 and 2009, the Company has no unrecognized tax benefits.

NOTE 16 –Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in the Chinese located Joint Venture and 40% non-controlling interest in the Hong Kong located Joint Venture. Net income attributable to non-controlling interest in subsidiaries amounted to $2,067,856 and $1,519,921 for the fiscal year ended December 31, 2010 and 2009, respectively.

	2010	2009
10% non-controlling interest in Ruian	$2,318,829	$1,587,239
40% non-controlling interest in SIH	$(277,584)	(67,318)

Total	$2,041,245	1,519,921

NOTE 17 - LEASES

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

Future minimum rental payments for the years ended December 31, are as follows:

	2011	2012	2013	2014	2015	Thereafter

Lease Commitments	$629,796	$410,034	$339,632	$339,632	$339,632	$679,264

NOTE 18 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $1,303 and $6,126 for the fiscal years ended December 31, 2010 and 2009, respectively.

NOTE 19 - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $7,223,705 and $4,964,860 for the fiscal years ended December 31, 2010 and 2009, respectively.

NOTE 20 - WARRANTY CLAIMS

Warranty claims were $3,183,502 and $1,735,301 for the fiscal year ended on December 31, 2010 and 2009 respectively. The movement of accrued warranty expenses for fiscal year 2010 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2010	1,735,301
Aggregate reduction for payments made	(1,230,176)
Aggregate increase for new warranties issued during current period	2,678,377
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at December 31, 2010:	3,183,502

NOTE 21– SEGMENT INFORMATION

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

The Company has two operating segments: commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

	Year Ended December 31,
	2010	2009
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$153,502,791	$108,193,316
Passenger vehicles brake systems	45,862,363	32,791,611
Net sales	$199,365,154	$140,984,927
GROSS PROFIT
Commercial vehicles brake systems	$46,619,010	$34,740,626
Passenger vehicles brake systems	11,517,181	8,097,424
All other
Gross profit	$58,136,191	$42,838,050
Selling and distribution expenses	13,466,981	10,356,066
General and administrative expenses	11,761,401	10,038,692
Research and development expenses	7,223,705	4,964,860
Financial Expenses	1,127,777	375,992
Income (loss) from operations	24,556,327	17,102,440
Other income (expense), net	605,654	510,926
Income (loss) before income tax expense (benefit)	$25,161,981	$17,613,366
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$16,037,535	$6,817,073
Passenger vehicles brake systems	24,963,964	550,171

Total	$41,001,499	$7,367,244

DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$4,029,064	$3,017,677
Passenger vehicles brake systems	1,322,714	1,315,269

Total	$5,351,778	$4,332,946

	31-Dec-10	31-Dec-09

TOTAL ASSETS
Commercial vehicles brake systems	$152,778,427	$132,901,328
Passenger vehicles brake systems	38,600,334	21,654,325

Total	$191,378,761	$154,555,653

	31-Dec-10	31-Dec-09

LONG LIVED ASSETS
Commercial vehicles brake systems	$51,701,542	$38,201,820
Passenger vehicles brake systems	8,408,538	8,532,777

Total	$60,110,080	$46,734,597

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

NOTE 22 – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts for the fiscal year ended on December 31, 2010 and 2009.

NOTE 23 – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $3,881,842 and $2,304,382 for the fiscal year ended on December 31, 2010 and 2009, respectively.

NOTE 24 - STOCK COMPENSATION PLAN
The amortization of deferred stock-based compensation was $0 and $9,935 for the fiscal year ended December 31, 2010 and 2009, respectively. There were no options or warrants outstanding as of December 31, 2010.

NOTE 25 - COMMITMENTS AND CONTINGENCIES

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

(2)  The information of lease commitments is provided in Note 16.

NOTE 26 - OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 27 – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the fiscal year ended December 31, 2010, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2009.

NOTE 28 – THE ACQUISITION AND COMBINATION OF OPERATIONS REPORTING

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

NOTE 29 – BUSINESS ACQUISITION

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

Consolidated Balance Sheets
December 31, 2009

			Acquired auto parts business	Consolidated
	December 31, 2009		December 31, 2009	December 31, 2009

Assets
Current Assets
Cash and Cash Equivalents	US$	10,255,259	-	10,255,259
Accounts Receivable, Net of Provision		44,546,107	3,207,867	47,753,974
Notes Receivable		13,083,691	-	13,083,691
Inventory		18,760,724	5,182,555	23,943,279
Prepayments		7,558,140	-	7,558,140
Deferred tax assets		220,577	-	220,577
Other current assets		444,281	4,782,432	5,226,713
Total Current Assets		94,868,779	13,172,854	108,041,633
Fixed Assets
Property, Plant and Equipment		35,335,958	14,377,994	49,713,952
Less: Accumulated Depreciation		(11,608,920)	(6,374,204)	(17,983,124)
Property, Plant and Equipment, Net		23,727,038	8,003,790	31,730,828

Leasehold Improvements in Progress		477,681	-	477,681

Land Use Rights, Net		14,198,392	-	14,198,392

Other Assets
Intangible Assets		161,499	-	161,499
Less: Accumulated Amortization		(54,380)	-	(54,380)
Intangible Assets, Net		107,119	-	107,119
Total Other Assets		107,119	-	107,119
Total Assets	US$	133,379,009	21,176,644	154,555,653

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	US$	9,724,715	-	9,724,715
Deposit Received from Customers		3,670,369	-	3,670,369
Short term bank loans		-	-	-
Income tax payable		551,900	-	551,900
Accrued Expenses		4,206,297	-	4,206,297
Other Current Liabilities		585,176	-	585,176
Total Current Liabilities		18,738,457	-	18,738,457

Non-Current Liabilities

Deferred tax liabilities		115,481	-	115,481
Total Liabilities		18,853,938	-	18,853,938

Stockholders' Equity

SORL Auto Parts, Inc. stockholders' equity		103,130,946	19,058,980	122,189,926
Noncontrolling Interest In Subsidiaries		11,394,125	2,117,664	13,511,789
Total Equity	US$	114,525,071	21,176,644	135,701,715

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For Years Ended on December 31, 2009
		Acquired auto parts business	Elimation of transaction between Sorl and Ruili Group.	Consolidated
	31-Dec-09	31-Dec-09	31-Dec-09	31-Dec-09

Sales	124,979,741	30,319,400	(14,314,215)	140,984,926
Cost of sales	89,516,540	22,944,551	(14,314,215)	98,146,876
GROSS PROFIT	35,463,201	7,374,849	-	42,838,050

Selling and Distribution Expenses	8,137,377	2,218,689		10,356,066
General and Administrative Expenses	11,617,574	3,385,978		15,003,552
Financial Expenses	131,080	244,912		375,992
Total Expenses	19,886,031	5,849,579		25,735,610

Operating Income	15,577,170	1,525,270	-	17,102,440

Other Income	488,123	167,175		655,298

Non-Operating Expenses	135,814	8,558		144,372

Income Before Provision for Income Taxes	15,929,479	1,683,887	-	17,613,366
	-
Provision for Income Taxes	1,796,622	252,583		2,049,205

Net Income	14,132,857	1,431,304	-	15,564,161
Other Comprehensive Income - Foreign Currency Translation Adjustment	100,968	670		101,638
Total Comprehensive Income	14,233,825	1,431,974		15,665,799
Less:
Net income attributable to Noncontrolling Interest In Subsidiaries	1,376,791	143,130		1,519,921
Other Comprehensive Income Attributable to Non-controlling Interest's Share	10,116	67		10,183
Total Comprehensive Income Attributable to Non-controlling Interest's Share	1,386,907	143,197		1,530,104

Net Income Attributable to Stockholders	12,756,066	1,288,174	-	14,044,240

Other Comprehensive Income Attributable to Stockholders	90,852	603		91,455

Total Comprehensive Income Attributable to Stockholders	12,846,918	1,288,777	-	14,135,695

Weighted average common share - Basic	18,280,865	18,280,865		18,280,865

Weighted average common share - Diluted	18,280,865	18,280,865		18,280,865

EPS - Basic	0.70	0.07		0.77

EPS - Diluted	0.70	0.07		0.77

NOTE 30 – RESTRICTED NET ASSETS

Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, our PRC subsidiaries and our affiliated PRC entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. As of December 31, 2010 and 2009, the amounts of our restricted net assets were approximately $6.6 million and $4.6 million, respectively.

NOTE 31 – SUBSEQUENT EVENTS

The Company has no significant subsequent events from December 31, 2010 through the consolidated financial statements issue date.

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

Financial information of parent company
BALANCE SHEETS

	December 31,2010	December 31,2009

ASSETS
Current Assets:
Cash and cash equivalents	$79,361	$32,713
Other current assets	6,161	6,161
Total current assets	85,522	38,874
Investments in subsidiaries	121,759,356	114,007,462

TOTAL ASSETS	$121,844,878	$114,046,336

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,687,575	2,606,643
Total current liabilities	2,687,575	2,606,643
Total liabilities	2,687,575	2,606,643
Shareholders' equity:
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2010 and December 31, 2009	-	-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 18,304,921 issued and outstanding as of December 31, 2010 and December 31, 2009	38,609	36,609
Additional paid-in capital	42,199,014	55,268,604
Retained earnings	76,919,680	56,134,480
Total shareholders' equity	119,157,303	111,439,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$121,844,878	$114,046,336

Financial Information of parent company
STATEMENTS OF INCOME

	Year Ended Dec 31,
	2010	2009

Equity in earnings of subsidiaries	$20,869,462	$14,285,081
General and administrative expenses	3,110	139,935
Financial expenses	220	5

Net income attributable to shareholders	$20,866,132	$14,145,141

Weighted average common share - Basic	19,304,921	18,280,865

Weighted average common share - Diluted	19,304,921	18,279,254

EPS - Basic	1.08	0.68

EPS - Diluted	1.08	0.68

Financial Information of parent company
For Years Ended on December 31, 2010 and 2009

			Additional	Retained
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Begining Balance - January 1, 2009	18,279,254	36,558	55,268,655	41,989,339	97,294,552

Net Income				14,145,141	14,145,141

Stock options exercised, net	25,667	51	(51)		-

Ending Balance - December 31, 2009	18,304,921	36,609	55,268,604	56,134,480	111,439,693

Begining Balance - January 1, 2010	18,304,921	36,609	55,268,604	56,134,480	111,439,693

Net Income				20,785,200	20,785,200

Common stock issued in public offering	1,000,000	2,000	9,397,978		9,399,978

Acquisition of the automotive parts business of Ruili Group Co., Ltd.			(22,467,568)		(22,467,568)

Ending Balance - December 31, 2010	19,304,921	38,609	42,199,014	76,919,680	119,157,303

Financial Information of parent company

STATEMENTS OF CASHFLOWS

	Year Ended Dec 31,
	2010	2,009

Cash flow from operating activities:
Net income	$20,866,132		$14,145,141
Adjustments to reconcile net income to net cash provided by operating activities :
Equity in earnings of subsidiaries	(20,869,462)		(14,285,081)
Stock-Based Compensation Expense	-		9,935
Changes in other current assets	(9,400,000)		-
Changes in other current liabilities	9,400,000		130,000
Net cash provided by operating activities	$(3,330)		$(5)

Cash flows from investing activities:
Investment in subsidiaries	$(9,350,000)		$-

Net cash (used in) provided by investing activities	$(9,350,000)		$-

Cash flows from financing activities:
Proceeds from Share Issuance	$9,399,978	$

Net cash provided by (used in) financing activities	$9,399,978		$0

Net change in increase in cash and cash equivalents	$46,648		$(5)
Cash and cash equivalents, beginning of period	32,713		32,718
Cash and cash equivalents, end of period	$79,361		$32,713

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and key employees, their ages and the positions they held as of December 31, 2010.

Name	Age	Position

Xiao Ping Zhang	48	Chief Executive Officer and Chairman
Xiao Feng Zhang	43	Director
Zong Yun Zhou	56	Chief Financial Officer

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors–Committees of the Board of Directors–Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors–Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1st, 2011 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.        List of Exhibits.  See the Exhibit Index for a list of the exhibits incorporated by reference or filed with this report.

(a)	1.	Financial Statements.

See Item 8 for the financial statements filed with this report.

	2.	Financial Statement Schedules.

See Item 8 of this report

(b)	Exhibits required by Item 601 of Regulation S-K.

	1.	Financial Statements.

See Item 8 for the financial statements filed with this report.

	2.	Financial Statement Schedules.

See Item 8 of this report

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2011.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 29, 2011
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 29, 2011
Zong Yun Zhou

/s/ Xiao Feng Zhang	Director	March 29, 2011
Xiao Feng Zhang

/s/ Li Min Zhang	Director	March 29, 2011
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 29, 2011
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 29, 2011
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 29, 2011
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 29, 2011
Jung Kang Chang