Form 10-K/A
period 2010-12-31
SORL Auto Parts Inc
filed 2011-05-02
CIK 714284

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May 2011.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	May 2, 2011
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	May 2, 2011
Zong Yun Zhou

/s/ Xiao Feng Zhang	Director	May 2, 2011
Xiao Feng Zhang

/s/ Li Min Zhang	Director	May 2, 2011
Li Min Zhang

/s/ Zhi Zhong Wang	Director	May 2, 2011
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	May 2, 2011
Yi Guang Huo

/s/ Jiang Hua Feng	Director	May 2, 2011
Jiang Hua Feng

/s/ Jung Kang Chang	Director	May 2, 2011
Jung Kang Chang