Form 10-Q
period 2011-03-31
SORL Auto Parts Inc
filed 2011-05-16
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
As of March 31, 2011 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31, 2011		December 31, 2010
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	US$	12,189,960	US$	6,691,078
Accounts Receivable, Net of Provision		64,413,585		54,168,856
Notes Receivable		12,267,520		27,318,361
Inventory		37,421,450		31,960,053
Prepayments		10,012,821		7,632,674
Other current assets, including $73,479 and $52,743 from related parties at March 31, 2011 and December 31, 2010, respectively.		3,992,146		3,497,659
Total Current Assets		140,297,482		131,268,681
Fixed Assets
Property, Plant and Equipment		70,368,340		67,926,160
Less: Accumulated Depreciation		(24,855,526)		(23,032,159)
Property, Plant and Equipment, Net		45,512,814		44,894,001
Leasehold Improvements in Progress		412,121		424,881

Land Use Rights, Net		14,357,142		14,298,522

Other Assets
Intangible Assets		168,194		166,510
Less: Accumulated Amortization		(76,585)		(71,868)
Intangible Assets, Net		91,609		94,642
Deferred tax assets		366,686		398,034

Total Other Assets		458,295		492,676
Total Assets	US$	201,037,854	US$	191,378,761

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $1,196,760 and $3,151,493 due to related parties at March 31, 2011 and December 31, 2010, respectively.	US$	8,625,752	US$	10,672,514
Bank acceptance note to vendors		7,077,054		966,373
Deposit Received from Customers		5,254,318		7,484,839
Short term bank loans		15,978,270		15,770,448
Income tax payable		1,194,705		1,174,976
Accrued Expenses		7,434,305		6,777,830
Other Current Liabilities, including $117,950 and $200,762 due to related parties at March 31, 2011 and December 31, 2010, respectively.		597,508		559,575
Total Current Liabilities		46,161,912		43,406,555

Non-Current Liabilities

Deferred tax liabilities		187,083		171,981
Total Liabilities	US$	46,348,995	US$	43,578,536

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of March 31, 2011 and December 31, 2010	US$	-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized,
19,304,921 and 19,304,921 issued and outstanding as of
March 31, 2011 and December 31, 2010		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		7,134,049		6,641,547
Accumulated other comprehensive income		16,112,365		14,731,607
Retained Earnings		74,034,107		69,672,286
Total SORL Auto Parts, Inc. stockholders' equity		139,518,144		133,283,063
Noncontrolling Interest In Subsidiaries		15,170,715		14,517,162
Total Equity		154,688,859		147,800,225
Total Liabilities and Stockholders' Equity	US$	201,037,854	US$	191,378,761

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income
For The First Quarter  Ended on March 31, 2011 and 2010
	Three Months Ended March 31,
	2011		2010

Sales	US$	51,992,965	38,631,601
Include: sales to related parties		904,947	249,156
Cost of Sales		37,403,946	27,016,524

Gross Profit		14,589,019	11,615,077

Expenses:
Selling and Distribution Expenses		3,069,228	2,413,547
General and Administrative Expenses		2,866,448	3,000,139
Research and development expenses		1,978,901	1,525,797
Financial Expenses		567,352	108,267

Total Expenses		8,481,929	7,047,750

Operating Income		6,107,090	4,567,327

Other Income		205,248	108,545
Non-Operating Expenses		(8,137)	(12,659)

Income Before Provision for Income Taxes		6,304,201	4,663,213

Provision for Income Taxes		949,743	695,775

Net Income		5,354,458	3,967,438

Other Comprehensive Income - Foreign Currency Translation Adjustment	US$	1,534,176	39,970

Total Comprehensive Income		6,888,634	4,007,408

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		500,135	345,585

Other Comprehensive Income Attributable to Non-controlling Interest's Share		153,418	4,269

Total Comprehensive Income Attributable to Non-controlling Interest's Share		653,553	349,854

Net Income Attributable to Stockholders		4,854,323	3,621,853

Other Comprehensive Income Attributable to Stockholders		1,380,758	35,701

Total Comprehensive Income Attributable to Stockholders		6,235,081	3,657,554

Weighted average common share - Basic		19,304,921	18,871,588

Weighted average common share - Diluted		19,304,921	18,871,588

EPS - Basic		0.25	0.19

EPS - Diluted		0.25	0.19

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The First Quarter Ended on March 31, 2011 and 2010

	Three Months Ended March 31,
	2011		2010

Cash Flows from Operating Activities
Net Income	US$	4,854,323	3,621,853
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		500,135	345,585
Bad Debt Expense		-	157,199
Depreciation and Amortization		1,688,888	1,188,241
Stock-Based Compensation Expense		-	-
Loss on disposal of Fixed Assets		-	-
Changes in Assets and Liabilities:
Accounts Receivable		(9,744,191)	2,919,311
Notes Receivable		15,249,986	(3,329,084)
Other Current Assets		(540,196)	(28,417)
Inventory		(5,112,991)	(2,843,151)
Prepayments		(399,564)	942,716
Deferred tax assets		35,194	(100,421)
Accounts Payable and Bank acceptance note to vendors		3,274,639	(1,972,587)
Income Tax Payable		7,808	(336,074)
Deposits Received from Customers		(2,294,562)	1,104,956
Other Current Liabilities and Accrued Expenses		812,543	(488,406)
Deferred tax liabilities		13,296	12,833
Net Cash Flows from Operating Activities		8,345,308	1,194,554

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(2,987,014)	(3,270,650)
Leasehold Improvements in Progress
Sales proceeds of disposal of fixed assets		-	-
Investment in Intangible Assets		-	-

Net Cash Flows from Investing Activities		(2,987,014)	(3,270,650)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		48,104	-
Proceeds from Share Issuance		-	9,399,978
Capital contributed by Minority S/H		-	1,038,900

Net Cash flows from Financing Activities		48,104	10,438,878

Effects on changes in foreign exchange rate		92,484	2,751

Net Change in Cash and Cash Equivalents		5,498,882	8,365,533

Cash and Cash Equivalents- Beginning of the year		6,691,078	10,255,259

Cash and cash Equivalents - End of the period	US$	12,189,960	18,620,792

Supplemental Cash Flow Disclosures:
Interest Paid		551,121	-
Tax Paid		893,444	1,028,418

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The First Quarter Ended on March 31, 2011

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					4,854,323		4,854,323	500,135	5,354,458

Other Comprehensive Income(Loss)						1,380,758	1,380,758	153,418	1,534,176

Transfer to reserve				492,502	(492,502)		-	-	-

Ending Balance - March 31, 2011	19,304,921	38,609	42,199,014	7,134,049	74,034,107	16,112,365	139,518,144	15,170,715	154,688,859

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

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH. SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.349 million in its operating subsidiary, Ruian. To maintain its 10% shareholding in Ruian, the Ruili Group increased its capital investment by $1.039 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

On August 31, 2010, the Company, through Ruian, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the "Seller", a related party under common control). As a result of this acquisition, the Company's product offerings expanded to include both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

To facilitate the analysis of our financial performance, we provide the comparison of the financial results including the business acquired from Ruili Group with our previously quarterly filings.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase certain automotive products and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of Ruian and is controlled by the Zhang family, who is also the controlling party of the Company.

The following related party transactions are reported for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

PURCHASES FROM:
Ruili Group Co., Ltd.	$1,397,135	$4,635,025

Total Purchases	$1,397,135	$4,635,025

SALES TO:
Ruili Group Co., Ltd.	$904,947	$249,156

Total Sales	$904,947	$249,156

On August 31, 2010, the Company through its 90%-owned subsidiary, Ruian, completed the transaction of purchasing certain assets of the automotive parts business of Ruili Group Co., Ltd. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using book basis of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the segment of the auto parts business of Ruili Group Co., Ltd.

	March 31,	December 31,
	2011	2010
ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$1,196,760	$3,151,493
Total	$1,196,760	$3,151,493

OTHER PAYABLES
MGR Hong Kong Limited	$33,015	$60,376
Ruili Group Co., Ltd.	84,935	4,224
Total	$117,950	$200,762

OTHER ACCOUNTS RECEIVABLE
MGR Hong Kong Limited	$73,479	$52,743
Ruili Group Co., Ltd.	—	—
Total	$73,479	$52,743

NOTE E - ACCOUNTS RECEIVABLE

There was no customer individually accounted for more than 10% of our revenues and accounts receivable for the quarter ended March 31, 2011. The changes in the allowance for doubtful accounts at March 31, 2011 and December 31, 2010 were summarized as follows:

	March 31,	December 31,
	2011	2010
Beginning balance	$319,687	$57,823

Add: Increase to allowance	—	261,864
Less: Accounts written off	—	—
Ending balance	$319,687	$319,687

	March 31,	December 31,
	2011	2010
Accounts receivable	$64,733,272	$54,488,543
Less: allowance for doubtful accounts	(319,687)	(319,687)
Account receivable balance, net	$64,413,58	$54,168,856

NOTE F - INVENTORIES
On March 31, 2011 and December 31, 2010, inventories consisted of the following:
	March 31,	December 31,
	2011	2010
Raw Material	$7,215,282	$6,762,760
Work in process	5,391,984	3,704,236
Finished Goods	24,814,184	21,493,057
Total Inventory	$37,421,450	$31,960,053

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Machinery	$58,100,576	$55,889,093
Molds	1,329,685	1,316,374
Office equipment	1,242,986	1,142,754
Vehicle	1,381,441	1,347,516
Building	8,313,652	8,230,424
Sub-Total	70,368,340	67,926,160

Less: Accumulated depreciation	(24,855,526)	(23,032,159)

Fixed Assets, net	$45,512,814	$44,894,001

Depreciation expense charged to operations was $1,582,499 and $1,101,178 for the three months ended March 31, 2011 and 2010, respectively.

NOTE H- LEASEHOLD IMPROVEMENTS
	March 31,	December 31,
	2011	2010
Cost:	$497,336	$492,544
Less: Accumulated amortization:	(85,216)	(67,663)
Leasehold Improvements In Progress, net	$412,121	$424,881

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

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. This manufacturing plant was not part of the assets acquired from Ruili Group Co., Ltd. The lease term is from June 2009 to May 2017.

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term.

  In August 2010, a new a lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020.

NOTE I- LAND USE RIGHTS

	March 31,	December 31,
	2011	2010
Cost:	$15,560,735	$15,404,955
Less: Accumulated amortization:	(1,203,593)	(1,106,433)
Land use rights, net	$14,357,142	$14,298,522

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $85,538 and $82,560 for the three months ended March 31, 2011 and 2010, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $3,970 and $$3,832 for the first quarter ended March 31, 2011 and 2010 respectively. Future estimated amortization expense is as follows:

2011	2012	2013	2014	2015	Thereafter
$12,681	$16,651	$16,651	$12,982	$10,249	$21,458

NOTE K - PREPAYMENT

Prepayment consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw material suppliers	$5,814,154	$5,358,706
Equipment purchase	4,198,667	2,273,968
Total prepayment	$10,012,821	$7,632,674

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of March 31, 2011 and December 31, 2010 comprise the following:

	Mar 31, 2011	Dec 31, 2010
Deferred tax assets - current
Provision	47,650	47,173
Subsidiary's operating loss carryforwards
Warranty	512,424	477,526
Deferred tax assets	560,075	524,699
Valuation allowance	―	―
Net deferred tax assets - current	560,075	524,699

Deferred tax liabilities - current
Revenue (netoff cost)	193,389	126,665
Deferred tax liabilities - current	193,389	126,665

Net deferred tax assets - current	366,686	398,034

Deferred tax liabilities - non-current
Land use right	187,083	171,981
Deferred tax liabilities - non-current	187,083	171,981

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

NOTE M - Bank Loans

Bank loans represented the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Secured	$15,978,270	$15,770,448
Less: Current portion	$(15,978,270)	$(15,770,448)
Non-current portion	$—	$—

 The Company obtained those short term loans from Bank of Communications, Bank of China, Bank of Shanghai and Agricultural Bank of China, respectively, to finance the general working capital as well as new equipment acquisition. Corporate or personal guarantees were provided for those bank loans as follows:

$10.4 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$5.6M	Guaranteed by Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

The Company did not provide any sort of guarantee to any other parties. Interest rate for the loans ranged from 4.86% to 6.67% per annum. The maturity dates of the loans ranged from April 25, 2011 to March 11, 2012.

NOTE N - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010:
	March 31,	December 31,
	2011	2010
Accrued payroll	$1,958,875	$1,940,649
Other accrued expenses	5,475,430	4,837,181
Total accrued expenses	$7,434,305	$6,777,830
NOTE O – RESERVE
The reserve funds are comprised of the following:
	March 31,	December 31,
	2011	2010
Statutory surplus reserve fund	$7,134,049	$6,641,547
Total	$7,134,049	$6,641,547

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

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Ruian is required to make annual appropriations to the statutory surplus funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, Ruian is required to allocate a certain percentage of its profits after taxation, as determined in accordance with PRC accounting standards applicable to the Company, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company.

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If Ruian has foreign currency available after meeting its operational needs, Ruian may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank. The reserve fund consists of retained earnings which has been allocated to the statutory reserve fund.

NOTE P - INCOME TAXES

Ruian is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in Ruian as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, Ruian was eligible for additional preferential tax treatment. For the years 2007 and 2008, Ruian was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, Ruian was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because Ruian has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the Company’s effective income tax rate will be 15% for years 2009 through 2011.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the first quarter of 2011 and 2010 is as follows:

	March-31-2011	March-31-2010
Statutory tax rate	25.0%	25.0%
Tax holidays and concessions	-10%	-10%

Effective tax rate	15%	15%

	Mar-31- 2011	Mar-31- 2010
Computed income tax provision at the statutory rate	$945,630	$699,482
Deferred tax provision	48,490	(87,766)
Current year permanent differences and other reconciling items	(44,377)	84,059

Total income taxes	$949,743	$695,775

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at March 31, 2011. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2010, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the three months ended March 31, 2011 and 2010, respectively, are summarized as follows:

	Mar-31- 2011	Mar-31- 2010

Current	$901,252	$783,541
Deferred	48,490	(87,766)

Total	$949,743	$695,775

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of March 31, 2011 and 2010, the Company has no unrecognized tax benefits.

NOTE Q - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $500,135 and $345,585 for the three months ended March 31, 2011 and 2010, respectively.

	March-31-2011	March-31-2010
10% non-controlling interest in Ruian	$547,225	$413,819
40% non-controlling interest in SIH	$(47,090)	(68,234)

Total	$500,135	345,585

NOTE R - LEASES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other.

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from June 2009 to May 2017.

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term. The leasehold improvements are amortized over the lease term.

In August 2010, a new a lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020.

All abovementioned leases are operating leases. Future minimum rental payments for the years ending December 31 are as follows:

	2011	2012	2013	2014	2015	Thereafter
Lease Commitments	$471,555	$410,034	$339,632	$339,632	$339,632	$679,264

Total	$471,555	$410,034	$339,632	$339,632	$339,632	$679,264

NOTE S - ADVERTISING COSTS

The Company incurred no advertising costs for the first quarter ended March 31, 2011 and 2010.

NOTE T- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,978,901 and $1,525,797 for the three months ended March 31, 2011 and 2010, respectively.

NOTE U - WARRANTY CLAIMS

Warranty claims were $578,994 and $416,836 for the three months ended March 31, 2011 and 2010, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2011 was as follows:
Beginning balance at January 01, 2011	3,183,502
Aggregate reduction for payments made	(346,332)
Aggregate increase for new warranties issued during current period	578,994
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at March 31, 2011:	3,416,164

NOTE V – SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicles brake systems, etc.”) for different types of commercial vehicles. On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (passenger vehicles brake systems, etc.) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Three Months Ended March 31,
	2011		2010

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems		$41,052,238		$29,474,099
Passenger vehicles brake systems		10,940,727		9,157,502

Net sales		$51,992,965		$38,631,601
INTERSEGMENT SALES
Commercial vehicles brake systems	$		$
Passenger vehicles brake systems		―		14,314,215

Intersegment sales	$	―		$14,314,215
GROSS PROFIT
Commercial vehicles brake systems		$10,711,954		$9,302,468
Passenger vehicles brake systems		3,877,065		2,312,609
All other
Gross profit		$14,589,019		$11,615,077
Selling and distribution expenses		3,069,228		2,413,547
General and administrative expenses		2,866,448		3,000,139
Research and development expenses		1,978,901		1,525,797
Financial Expenses		567,352		108,267
Income (loss) from operations		6,107,090		4,567,327
Other income (expense), net		197,111		95,886
Income (loss) before income tax expense (benefit)		$6,304,201		$4,663,213
CAPITAL EXPENDITURE
Commercial vehicles brake systems		$16,037,535		$6,817,073
Passenger vehicles brake systems		24,963,964		550,171

Total		$41,001,499		$7,367,244
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems		$1,322,423		$855,272
Passenger vehicles brake systems		366,465		332,969

Total		$1,688,888		$1,188,241

	31-Mar-11	31-Dec-10

TOTAL ASSETS
Commercial vehicles brake systems	$134,571,417	$152,778,427
Passenger vehicles brake systems	36,098,364	38,600,334

Total	$170,669,781	$191,378,761

	31-Mar-11	31-Dec-10

LONG LIVED ASSETS
Commercial vehicles brake systems	$53,343,288	$51,701,542
Passenger vehicles brake systems	7,397,084	8,408,538

Total	$60,740,372	$60,110,080

NOTE W – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the three months ended March 31, 2011 and 2010.

NOTE X – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,182,236 and $777,028 for the three months ended March 31, 2011 and 2010, respectively.

NOTE Y – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the three months ended March 31, 2011 and 2010, respectively. There were no employee stock options or warrants outstanding as of March 31, 2011.

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

NOTE AA - OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AB – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the three months ended March 31, 2011, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2010.

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

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For The First Quarter Ended on March 31, 2010

			Acquired auto parts business	Elimation of transaction between Sorl and Ruili Group.	Consolidated
	31-Mar-10		31-Mar-10	31-Mar-10	31-Mar-10
Sales	US$	34,105,054	8,127,922	(3,601,375)	38,631,601

Cost of Sales		24,455,082	6,162,817	(3,601,375)	27,016,524

Gross Profit		9,649,972	1,965,105		11,615,077

Expenses:
Selling and Distribution Expenses		1,984,024	429,523		2,413,547
General and Administrative Expenses		2,286,861	713,278		3,000,139
Research and development expenses		1,321,053	204,744		1,525,797
Financial Expenses		74,641	33,626		108,267

Total Expenses		5,666,579	1,381,171		7,047,750

Operating Income		3,983,393	583,934		4,567,327

Other Income		84,500	24,045		108,545
Non-Operating Expenses		(12,659)	-		(12,659)

Income Before Provision for Income Taxes		4,055,234	607,979		4,663,213

Provision for Income Taxes		604,578	91,197		695,775

Net Income	US$	3,450,656	516,782		3,967,438

Other Comprehensive Income - Foreign Currency Translation Adjustment		34,004	5,966		39,970

Total Comprehensive Income		3,484,660	522,748		4,007,408

Less:
Net income Attributable to Non-controlling Interest In Subsidiaries		293,907	51,678		345,585

Other Comprehensive Income Attributable to Non-controlling Interest's Share		3,672	597		4,269

Total Comprehensive Income Attributable to Non-controlling Interest's Share		297,579	52,275		349,854

Net Income Attributable to Stockholders		3,156,749	465,104		3,621,853

Other Comprehensive Income Attributable to Stockholders		30,332	5,369		35,701

Total Comprehensive Income Attributable to Stockholders		3,187,081	470,473		3,657,554

Weighted average common share - Basic		18,871,588	18,871,588		18,871,588

Weighted average common share - Diluted		18,871,588	18,871,588		18,871,588

EPS – Basic		0.17	0.02		0.19

EPS – Diluted		0.17	0.02		0.19

NOTE AE – SUBSEQUENT EVENTS

The Company has no significant subsequent events from March 31, 2011 through the consolidated financial statements issue date.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

See Note P to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

(1) Results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

SALES

	Three Months ended		Three Months ended
	31-March-11		31-March-10
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$41.1	79%	$29.5	76%
Passenger vehicles brake systems, etc.	$10.9	21%	$9.1	24%

Total	$52.0	100%	$38.6	100%

Sales consist of brake systems and other key safety-related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and the export market.

Net sales were $51,992,965 and $38,631,601 for the three months ended March 31, 2011 and 2010, respectively, an increase of $13.4 million or 34.6%.

A breakdown of net sales revenue for these markets for the first quarter of the 2011 and 2010 fiscal years, respectively, is set forth below:

	Three		Three
	Months	Percent	Months	Percent
	ended	of	ended	of	Percentage
	31-Mar-11	Total Sales	31-Mar-10	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$32.0	61.5%	$22.9	59.4%	39.7%
China Aftermarket	$8.6	16.5%	$6.5	16.8%	32.3%
International market	$11.4	22.0%	$9.2	23.8%	23.9%

Total	$52.0	100%	$38.6	100%	34.7%

As a leading manufacturer of commercial vehicle braking systems in China, we are well positioned to seize market opportunities. Further, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market in 2011. As a result of these positive factors, our sales to the Chinese OEM market increased by $9.1 million or 39.7%, to $32.0 million for the first quarter of 2011, compared to $22.9 million for the same period of 2010.

Our sales to the Chinese aftermarket increased by $2.1 million or 32.3%, to $8.6 million for the first quarter of 2011, compared to $6.5 million for the same period of 2010. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended March 31, 2010. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Also, we will continue to focus on investing in new product development for both the OEM market and the aftermarket, as a means to increase our sales.

Our export sales increased by $2.2 million or 23.9%, to $11.4 million for the first quarter of 2011, as compared to $9.2 million for the same period of 2010. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to improved customer confidence as the global economy recovers and improved our customer base and market position while penetrating new markets and capturing new customers.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended March 31, 2011 were $37,403,946 an increase of $10,387,422 or 38.4% from $27,016,524 for the same period last year. Our gross profit increased by 25.6% from $11,615,077 for the first quarter of 2010 to $14,589,019 for the first quarter of 2011.

Gross margin decreased to 28.1% from 30.1% for the three months ended March 31, 2011 compared with 2010. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We believe that the improvement in gross profits reflects our focus in 2011 on increasing production efficiency, improving the technologies of products, and improving our product portfolio. We believe that our continued expansion to higher-profit new products will also help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,069,228 for the three months ended March 31, 2011, as compared to $2,413,547 for the same period of 2010, an increase of $655,681 or 27.2%.

The increase was mainly due to increased transportation expense and accrued warranty expenses as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.9% for the three months ended March 31, 2011, as compared to 6.2% for the same period in 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,866,448 for the three months ended March 31, 2011, as compared to $3,000,139 for the same period of 2010, a decrease of $133,691 or 4.5%. The decrease was mainly due to decreased bad debts provision for the three months ended March 31, 2011. As a percentage of sales revenue, general and administrative expenses decreased to 5.5% for the three months ended March 31, 2011, as compared to 7.8% for the same period in 2010.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended March 31, 2011, research and development expense was $1,978,901, as compared to $1,525,797 for the same period of 2010, an increase of $453,104. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,688,888 for the three months ended March 31, 2011, compared with that of $1,188,241 for the same period of 2010, an increase of $500,647. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended March 31, 2011 increased by $459,085 to $567,352 from $108,267 for the same period of 2010, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $205,248 for the three months ended March 31, 2011, as compared to $108,545 for the three months ended March 31, 2010, an increase of $96,703. The increase was mainly due to more subsidies received from local governments for the three months ended March 31, 2010. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

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

Income tax expense of $949,743 and $695,775 was recorded for the quarters ended March 31, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of March 31, 2011.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Non-controlling interest in subsidiaries amounted to $500,135 and $345,585 for the quarter ended March 31, 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended March 31, 2011 increased by $1,232,470, to $4,854,323 from $3,621,853 for the quarter ended March 31, 2010 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended March 31, 2011 and 2010, were $0.25 and $0.19 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash generated from operating activities was $8,345,308 for three months ended March 31, 2011 compared with $1,194,554 in the same period in 2010, an increase of $7,150,754, primarily due to the decreased cash outflow resulted by changes in notes receivable and accounts payable. The decreases in notes receivable mainly due to the notes matured in the first quarter of 2011.

At March 31, 2011, the Company had cash and cash equivalents of $12,189,960, as compared to cash and cash equivalents of $6,691,078 at December 31, 2010. The Company had working capital of $94,135,570 at March 31, 2011, as compared to working capital of $87,862,126 at December 31, 2010, reflecting current ratios of 3.03:1 and 3.02:1, respectively.

INVESTING - The Company expended less cash for investing activities in the first quarter of 2011 than in the first quarter of 2010. During the three months ended March 31, 2011, the Company expended net cash of $2,987,014 in investing activities. For the three months ended March 31, 2010, the Company utilized $3,270,650 in investing activities for acquisition of equipment.

FINANCING - During the first quarter ended March 31, 2011, after repaying certain short-term loans in the principal amount of $13,306,374, the Company received aggregate bank loans in the amount of $13,354,478 under its credit facilities. The Company had no borrowings under its credit facilities during the quarter ended March 31, 2010. During the three months ended March 31, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to Ruian.

Management of the Company has taken a number of steps to restructure our customer base and phase out accounts which had failed to make prompt payments. We also placed more emphasis on collection of accounts receivable from our customers. During 2011, we continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. We maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

At March 31, 2011 we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 16, 2011	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)