Form 10-Q
period 2011-06-30
SORL Auto Parts Inc
filed 2011-08-15
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐No X ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant classes of common equity, as of the latest practicable date:
As of June 30, 2011 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2011

INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)	1

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Six Months Ended June 30, 2011 and 2010	32

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six months ended June 30, 2011 and 2010	3

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	25

Item 6.	Exhibits	25

SIGNATURES		26

i

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011 (Unaudited)		December 31, 2010
Assets
Current Assets
Cash and Cash Equivalents	US$	14,180,165	US$	6,691,078
Accounts Receivable, Net of Provision		71,814,160		54,168,856
Bank acceptance notes from customers		15,008,449		27,318,361
Inventory		42,095,864		31,960,053
Prepayments, including $790,794 and $0 to related parties at June 30, 2011 and		9,762,496		7,632,674
December 31, 2010, respectively. Other current assets, including $74,442 and $52,743 due from related parties at June 30, 2011 and December 31, 2010, respectively.		4,285,660		3,497,659
Total Current Assets		157,146,794		131,268,681
Fixed Assets
Property, Plant and Equipment		72,823,615		67,926,160
Less: Accumulated Depreciation		(26,612,350)		(23,032,159)
Property, Plant and Equipment, Net		46,211,265		44,894,001
Leasehold Improvements in Progress		400,231		424,881

Land Use Rights, Net		14,458,172		14,298,522

Other Assets

Deferred compensation cost-stock options
		-		-
Intangible Assets		171,232		166,510
Less: Accumulated Amortization		(81,653)		(71,868)
Intangible Assets, Net		89,579		94,642
Deferred tax assets		595,852		398,034

Total Other Assets		685,431		492,676
Total Assets	US$	218,901,893	US$	191,378,761

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $0 and $3,151,493 due to related parties at June 30, 2011 and December 31, 2010, respectively.	US$	8,939,824	US$	10,672,514

Bank acceptance notes to vendors		15,190,988
				966,373
Deposit Received from Customers		4,862,476		7,484,839

Short term bank loans		17,681,493		15,770,448
Income tax payable		1,399,298		1,174,976
Accrued Expenses		7,672,862		6,777,830

Other Current Liabilities, including $215,165 and $64,600 due to related parties at June 30, 2011 and December 31, 2010, respectively.		689,859		559,575
Total Current Liabilities		56,436,800		43,406,555

Non-Current Liabilities

Deferred tax liabilities		203,073		171,981
Total Liabilities		56,639,873		43,578,536

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of June 30, 2011 and December 31, 2010		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of June 30, 2011 and December 31, 2010		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		7,636,377		6,641,547
Accumulated other comprehensive income		17,985,048		14,731,607
Retained Earnings		78,501,976		69,672,286
Total SORL Auto Parts, Inc. stockholders' equity		146,361,024		133,283,063
Noncontrolling Interest In Subsidiaries		15,900,996		14,517,162
Total Equity		162,262,020		147,800,225
Total Liabilities and Stockholders' Equity	US$	218,901,893	US$	191,378,761

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Three Months and Six Months Ended June 30,2011

		Three Month Ended June 30,			Six Months Ended June 30,
		2011	2010		2011	2010
Sales	US$	61,106,892	55,155,353	US$	113,099,857	93,786,954
Include: sales to related parties		388,169	368,441		1,293,116	617,597
Cost of Sales		44,524,512	38,785,365		81,928,458	65,801,889

Gross Profit		16,582,380	16,369,988		31,171,399	27,985,065

Expenses: Selling and Distribution		3,459,526	3,627,595		6,528,754	6,041,142
Expenses General and Administrative		3,813,274	3,838,959		6,679,722	6,839,098
Expenses Research and development expenses		2,198,707	2,027,757		4,177,608	3,553,554
Financial Expenses		872,846	309,134		1,440,198	417,401

Total Expenses		10,344,353	9,803,445		18,826,282	16,851,195

Operating Income		6,238,027	6,566,543		12,345,117	11,133,870

Other Income		259,109	174,374		464,357	282,919

Non-Operating Expenses		(31,790)	(52,238)		(39,927)	(64,897)

Income (Loss) Before Provision for Income Taxes		6,465,346	6,688,679		12,769,547	11,351,892

Provision for Income Taxes		973,077	122,507		1,922,820	818,282

Net Income	US$	5,492,269	6,566,172	US$	10,846,727	10,533,610

Other Comprehensive Income - Foreign Currency Translation Adjustment		2,080,892	737,157		3,615,068	777,127

Total Comprehensive		7,573,161	7,303,329		14,461,795	11,310,737

Income
Less:
Net income attributable to		522,072	917,691		1,022,207	957,661
Noncontrolling Interest In
Subsidiaries

Other Comprehensive
Income Attributable to		208,209	73,715		361,627	77,984

Non-controlling Interest's
Share

Total Comprehensive
Income Attributable to		730,281	991,406		1,383,834	1,035,645

Non-controlling Interest's
Share

Net Income Attributable to		4,970,197	5,648,481		9,824,520	9,575,949

Stockholders
Other Comprehensive		1,872,683	663,442		3,253,441	699,143
Income Attributable to
Stockholders

Total Comprehensive		6,842,880	6,311,923		13,077,961	10,275,092
Income Attributable to
Stockholders

Weighted average		19,304,921	18,279,254		19,304,921	18,279,254

common share - Basic

Weighted average		19,304,921	18,279,254		19,304,921	18,279,254

common share - Diluted

EPS - Basic		0.26	0.31		0.51	0.52
EPS - Diluted		0.26	0.31		0.51	0.52

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months and Six Months Ended June 30,2011 and 2010

	Six Months Ended June 30,
	2011		2010

Cash Flows from Operating Activities

Net Income
Adjustments to reconcile net income (loss) to net cash from operating activities:	US$	9,824,519	9,575,949

Noncontrolling Interest In Subsidiaries		1,022,207	957,661

Bad Debt Expense		578,855	888,295

Depreciation and Amortization		3,431,967	2,467,075
Stock-Based Compensation Expense Loss on disposal of Fixed Assets
Changes in Assets and Liabilities:

Accounts Receivable		(16,957,484)	(4,053,573)
Bank acceptance notes from customers		12,686,597	(13,177,496)

Other Current Assets		(952,670)	(3,712,410)

Inventory		(9,270,332)	(1,352,412)

Prepayments		(645,702)	(950,002)

Deferred tax assets		(187,706)	(250,855)

Accounts Payable and Bank acceptance notes to vendors		12,203,405	(2,609,738)

Income Tax Payable		195,517	680,866

Deposits Received from Customers		(2,752,132)	780,928

Other Current Liabilities and Accrued Expenses		1,347,385	407,999

Deferred tax liabilities		26,746	25,701

Net Cash Flows from Operating Activities		10,551,172	(10,322,012)

Cash Flows from Investing Activities

Acquisition of Property and Equipment
		(4,855,872)	(6,951,163)
Sales proceeds of disposal of fixed assets Acquisition of Land Use Rights Investment in Intangible Assets

Net Cash Flows from Investing Activities		(4,855,872)	(6,951,163)

Cash Flows from Financing Activities

Proceeds from (Repayment of) Bank Loans		1,532,234	4,483,578

Proceeds from Share Issuance		-	9,399,978

Capital contributed by Minority S/H		-	1,038,900

Net Cash flows from Financing Activities		1,532,234	14,922,456

Effects of changes in foreign exchange rate		261,553	71,175

Net Change in Cash and Cash Equivalents		7,489,087	(2,279,544)

Cash and Cash Equivalents- Beginning of the period		6,691,078	10,255,259

Cash and cash Equivalents - End of the period	US$	14,180,165	7,975,715

Supplemental Cash Flow Disclosures:

Interest Paid		1,319,871	―

Tax Paid		1,888,263	1,063,706

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The Second Quarter Ended on June 30, 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					9,824,520		9,824,520	1,022,207	10,846,727

Other Comprehensive Income(Loss)						3,253,441	3,253,441	361,627	3,615,068

Transfer to reserve				994,830	(994,830)		-	-	-

Ending Balance - June 30, 2011	19,304,921	38,609	42,199,014	7,636,377	78,501,976	17,985,048	146,361,024	15,900,996	162,262,020

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

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH. SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets.

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

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group Co., Ltd., and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2010. The assets purchase was deemed to be the acquisition of a business.

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

The following related party transactions are reported for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PURCHASES FROM:
Ruili Group Co., Ltd.	$2,237,782	$7,544,548	$3,634,917	$12,179,573

Total Purchases	$2,237,782	7,544,548	$3,634,917	12,179,573

SALES TO:

Ruili Group Co., Ltd.	$388,169	$368,441	$1,293,116	$617,597

Total Sales	$388,169	$368,441	$1,293,116	$617,597

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

	June 30,	December 31,
	2011	2010
ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$1,196,760	$3,151,493
Total	$1,196,760	$3,151,493

OTHER PAYABLES
MGR Hong Kong Limited	$33,015	$60,376
Ruili Group Co., Ltd.	84,935	4,224
Total	$117,950	$64,600

OTHER ACCOUNTS RECEIVABLE
MGR Hong Kong Limited	$73,479	$52,743
Ruili Group Co., Ltd.	—	—
Total	$73,479	$52,743

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended June 30, 2011. The changes in the allowance for doubtful accounts at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
Beginning balance	$319,687	$57,823
Add: Increase to allowance	590,112	261,864
Less: Accounts written off	—	—
Ending balance	$909,799	$319,687

	June 30,	December 31,
	2010	2009
Accounts receivable	$72,723,959	$54,488,543
Less: allowance for doubtful accounts	(909,799)	(319,687)
Account receivable balance, net	$71,814,160	$54,168,856

NOTE F - INVENTORIES

On June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30,	December 31,
	2011	2010
Raw Material	$8,760,841	$6,762,760
Work in process	6,922,287	3,704,236
Finished Goods	26,412,736	21,493,057
Total Inventory	$42,095,864	$31,960,053

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Machinery	$60,186,610	$55,889,093
Molds	1,347,109	1,316,374
Office equipment	1,307,437	1,142,754
Vehicles	1,559,870	1,347,516
Buildings	8,422,589	8,230,424
Sub-Total	72,823,615	67,926,160

Less: Accumulated depreciation	(26,612,350)	(23,032,159)

Fixed Assets, net	$46,211,265	$44,894,001

Depreciation expense charged to operations was $3,216,998 and $2,277,896 for the six months ended June 30, 2011 and 2010, respectively.

NOTE H- LEASEHOLD IMPROVEMENTS

	June 30,	December 31,
	2011	2010
Cost:	$503,694	$492,544
Less: Accumulated amortization:	(103,463)	(67,663)
Leasehold Improvements In
Progress, net	$400,231	$424,881

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

NOTE I- LAND USE RIGHTS

	June 30,	December 31,
	2011	2010
Cost:	$15,764,633	$15,404,955
Less: Accumulated amortization:	(1,306,461)	(1,106,433)
Land use rights, net	$14,458,172	$14,298,522

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $172,068 and $165,346 for the six months ended June 30, 2011 and 2010, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $8,034 and $7,674 for the second quarter ended June 30, 2011 and 2010 respectively. Future estimated amortization expense is as follows:

2011	2012	2013	2014	2015	Thereafter
$8,617	$16,651	$16,651	$12,982	$10,249	$21,458

NOTE K - PREPAYMENT

Prepayment consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw material suppliers	$4,880,701	$5,358,706
Equipment purchase	4,881,795	2,273,968
Total prepayment	$9,762,496	$7,632,674

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2011 and December 31, 2010 comprise the following:

	Jun 30, 2011	Dec 31, 2010
Deferred tax assets - current
Provision	135,672	47,173
Subsidiary's operating loss carryforwards
Warranty	535,410	477,526
Deferred tax assets	671,082	524,699
Valuation allowance	―	―
Net deferred tax assets - current	671,082	524,699

Deferred tax liabilities - current
Revenue (net of cost)	75,230	126,665
Deferred tax liabilities - current	75,230	126,665

Net deferred tax assets - current	595,852	398,034

Deferred tax liabilities - non-current
Land use right	203,073	171,981
Deferred tax liabilities - non-current	203,073	171,981

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

NOTE M - Bank Loans

Bank loans represented the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Secured	$17,681,493	$15,770,448
Less: Current portion	$(17,681,493)	$(15,770,448)
Non-current portion	$—	$—

The Company obtained those short term loans from Bank of China, Bank of Shanghai and Agricultural Bank of China, respectively, to finance the general working capital as well as new equipment acquisition. The Company did not provide any sort of guarantee to any other parties. Interest rate for the loans ranged from 4.86% to 6.67% per annum. The maturity dates of the loans ranged from July 18, 2011 to March 11, 2012.

Corporate or personal guarantee:
$10.5 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$7.2M	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE N - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2010	2010
Accrued payroll	$2,016,490	$1,940,649
Other accrued expenses	5,656,372	4,837,181
Total accrued expenses	$7,672,862	$6,777,830

NOTE O – RESERVE

The reserve funds are comprised of the following:

	June 30,	December 31,
	2010	2009
Statutory surplus reserve fund	$7,636,377	$6,641,547
Total	$7,636,377	$6,641,547

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

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If Ruian has foreign currency available after meeting its operational needs, Ruian may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank. The reserve fund consists of retained earnings which have been allocated to the statutory reserve fund.

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

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the second quarter of 2011 and 2010 is as follows:

	June-30-2011	June-30-2010
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recongized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	-7.72%
Other items	-0.18%	-0.29%

Effective tax rate	14.82%	6.99%

	Six months ended	Six months ended
	June-30-2011	June-30-2010
Computed income tax provision at the statutory rate	$3,244,122	$2,927,258
Tax exemption	(1,297,649)	(1,170,903)
Tax refund	―	(903,699)
Deferred tax provision	(160,960)	(225,332)
Current period permanent differences and other reconciling items	137,307	190,958
Total income taxes	$1,922,820	$818,282

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at March 31, 2011. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2010, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2011 and 2010, respectively, are summarized as follows:

	June-30-2011	June-30-2010

Current	$2,083,780	$1,043,614
Deferred	(160,960)	(225,332)

Total	$1,922,820	$818,282

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

NOTE Q - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $1,022,207 and $957,661 for the six months ended June 30, 2011 and 2010, respectively.

	June-30-2011	June-30-2010
10% non-controlling interest in Ruian	$1,105,367	$1,085,706
40% non-controlling interest in SIH	$(83,160)	(128,045)

Total	$1,022,207	957,661

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

Future minimum rental payments for the years ending December 31 are as follows:

	2011	2012	2013	2014	2015	Thereafter
Lease Commitments	$311,479	$410,034	$339,632	$339,632	$339,632	$679,264

Total	$311,479	$410,034	$339,632	$339,632	$339,632	$679,264

NOTE S - ADVERTISING COSTS

Advertising costs were $0 and $146,873 for the six months ended June 30, 2011 and 2010, respectively.

NOTE T- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $4,177,608 and $3,553,554 for the six months ended June 30, 2011 and 2010, respectively.

NOTE U - WARRANTY CLAIMS

Warranty claims were $1,258,684 and $1,026,504 for the six months ended June 30, 2011 and 2010, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2011 was as follows:

Beginning balance at January 01, 2011	3,183,502
Aggregate reduction for payments made	(872,788)
Aggregate increase for new warranties issued during current period	1,258,684
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at June 30, 2011:	3,569,398

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

	Six Months Ended June 30,
	2011		2010
NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems		$89,269,809		$72,277,580
Passenger vehicles brake systems		23,830,048		21,509,374

Net sales		$113,099,857		$93,786,954
INTERSEGMENT SALES

Commercial vehicles brake systems	$		$
Passenger vehicles brake systems		―		11,059,621

Intersegment sales	$	―		$11,059,621
GROSS PROFIT

Commercial vehicles brake systems		$24,792,936		$22,490,334
Passenger vehicles brake systems		6,378,463		5,494,731
All other
Gross profit		$31,171,399		$27,985,065
Selling and distribution expenses		6,528,754		6,041,142
General and administrative expenses		6,679,722		6,839,098
Research and development expenses		4,177,608		3,553,554
Financial Expenses		1,440,198		417,401
Income (loss) from operations		12,345,117		11,133,870
Other income (expense), net		424,430		218,022
Income (loss) before income tax expense (benefit)		$12,769,547		$11,351,892
CAPITAL EXPENDITURE

Commercial vehicles brake systems		$3,766,377		$6,672,691
Passenger vehicles brake systems
		1,089,495		278,472

Total		$4,855,872		$6,951,163
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems		$2,928,995		$1,811,315
Passenger vehicles brake systems		502,972		655,760
Total		$3,431,967		$2,467,075

	30-Jun-11	31-Dec-10
TOTAL ASSETS
Commercial vehicles brake systems	$175,354,769	$152,778,427
Passenger vehicles brake systems	43,450,643	38,600,334
Total	$218,805,412	$191,378,761

	30-Jun-11	31-Dec-10
LONG LIVED ASSETS

Commercial vehicles brake systems	$53,967,135	$51,701,542
Passenger vehicles brake systems	7,787,964	8,408,538
Total	$61,755,099	$60,110,080

NOTE W – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the six months ended June 30, 2011 and 2010.

NOTE X – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $2,286,605 and $1,586,426 for the six month ended June 30, 2011 and 2010, respectively.

NOTE Y – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the six months ended June 30, 2011 and 2010, respectively. There were no employee stock options or warrants outstanding as of June 30, 2011.

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

NOTE AA - OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AB – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the six months ended June 30, 2011, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2011.

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

NOTE AE – SUBSEQUENT EVENTS

The Company has no significant subsequent events from June 30, 2011 through the consolidated financial statements issue date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements, as well as information relating to the plans of our current management. This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

See Note P to the attached Unaudited Condensed Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

(1) Results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

SALES

	Three Months ended		Three Months ended
	30-Jun-11		30-Jun-10
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$48.1	78.9%	$42.9	77.7%
Passenger vehicle brake systems, etc.	$12.9	21.1%	$12.3	22.3%
Total	$61.0	100%	$55.2	100%

Sales consist of brake systems and other key safety-related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and the export market.

Net sales were $61,106,892 and $55,155,353 for the three months ended June 30, 2011 and 2010, respectively, an increase of $6.0 million or 10.8%.

A breakdown of net sales revenue for these markets for the second quarter of the 2011 and 2010 fiscal years, respectively, is set forth below:

	Three Months ended 30-Jun-11	Percent of Total Sales	Three Months ended 30-Jun-10	Percent of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$32.6	53.4%	$34.7	62.9%	-6.1%
China Aftermarket	$12.7	20.8%	$6.9	12.5%	84.1%
International market	$15.7	25.8%	$13.6	24.6%	15.4%
Total	$61.0	100.0%	$55.2	100.0%	10.5%

In 2010, changes in global economic conditions, together with an economic stimulus plan launched by the Chinese government, resulted in the growth of the commercial vehicle market in China. After the end of government incentive programs, unit production and sales in the auto market in China declined by 6.07% and 3.67%, respectively. As a result, our sales to the Chinese OEM market decreased by $2.1 million or 6.1%, to $32.6 million for the second quarter of 2011, compared to $34.7 million for the same period of 2010.

Our sales to the Chinese aftermarket increased by $5.8 million or 84.1%, to $12.7 million for the second quarter of 2011, compared to $6.9 million for the same period of 2010. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended June 30, 2011. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales increased by $2.1 million or 15.4%, to $15.7 million for the second quarter of 2011, as compared to $13.6 million for the same period of 2010. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to improved global economic conditions and our improved customer base and market position.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended June 30, 2011 were $44,524,512 an increase of $5,739,147 or 14.8% from $38,785,365 for the same period last year. Our gross profit increased by 1.3% from $16,369,988 for the second quarter of 2010 to $16,582,380 for the second quarter of 2011.

Gross margin decreased to 27.1% from 29.7% for the three months ended June 30, 2011 compared with 2010. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2011 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,459,526 for the three months ended June 30, 2011, as compared to $3,627,595 for the same period of 2010, a decrease of $168,069 or 4.6%.

The decrease was mainly due to decreased advertising costs and accrued warranty expenses. As a percentage of sales revenue, selling expenses decreased to 5.7% for the three months ended June 30, 2011, as compared to 6.6% for the same period in 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,813,274 for the three months ended June 30, 2011, as compared to $3,838,959 for the same period of 2010, a decrease of $25,685 or 0.7%. The decrease was mainly due to decreased provisions for doubtful accounts. As a percentage of sales revenue, general and administrative expenses decreased to 6.2% for the three months ended June 30, 2011, as compared to 7.0% for the same period in 2010.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2011, research and development expense was $2,198,707, as compared to $2,027,757 for the same period of 2010, an increase of $170,950. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,743,079 for the three months ended June 30, 2011, compared with that of $1,278,834 for the same period of 2010, an increase of $464,245. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the three months ended June 30, 2011 increased by $563,712 to $872,846 from $309,134 for the same period of 2010, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $259,109 for the three months ended June 30, 2011, as compared to $174,374 for the three months ended June 30, 2010, an increase of $84,735. The increase was mainly due to an increase in sales of raw material scraps for the three months ended June 30, 2011.

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

Income tax expense of $973,077 and $122,507 was recorded for the quarters ended June 30, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of June 30, 2011.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $522,072 and $917,691 for the second quarter ended June 30, 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended June 30, 2011 decreased by $678,284, to $4,970,197 from $5,648,481 for the quarter ended June 30, 2010 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended June 30, 2011 and 2010, were $0.26 and $0.31 per share, respectively.

(2) Results of operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

SALES

	Six months ended		Six months ended
	30-Jun-11		30-Jun-10
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$89.2	78.9%	$72.4	77.2%
Passenger vehicles brake systems, etc.	$23.8	21.1%	$21.4	22.8%
Total	$113.0	100.0%	$93.8	100.0%

Sales consist of brake systems and other key safety-related components manufactured by SORL and sold to domestic original equipment manufacturers (OEM), aftermarket customers and the export market.

Net sales were $113,099,857 and $93,786,954 for the six months ended June 30, 2011 and 2010, respectively, an increase of $19.3 million or 20.6%.

A breakdown of net sales revenue for these markets for the six months ended June 30, 2011 and 2010 fiscal years, respectively, is set forth below:

	Six months ended 30-Jun-11	Percent of Total Sales	Six months ended 30-Jun-10	Percent of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$64.6	57.2%	$57.6	61.4%	12.2%	%
China Aftermarket	$21.3	18.8%	$13.4	14.3%	59.0%	%
International market	$27.1	24.1%	$22.8	24.3%	18.9%	%
Total	$113.0	100.0%	$93.8	100.0%	20.5%

During the first half of 2011, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market. As a result, our sales to the Chinese OEM market increased by $7.0 million to $64.6 million for the first half year of 2011, compared to $57.6 million for the same period of 2010.

Our sales to the Chinese aftermarket increased by $7.9 million or 59.0%, to $21.3 million for the first half year of 2011, compared to $13.4 million for the first half year of 2010. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the six months ended June 30, 2011. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales increased by $4.3 million or 18.9%, to $27.1 million for the six months of 2011, as compared to $22.8 million for the same period of 2010. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to improvement in global economic conditions and our improved customer base and market position.

COST OF SALES AND GROSS PROFIT

For the six months ended June 30, 2011, cost of sales was $81,928,458, an increase of $16,126,569, or 24.5% from $65,801,889 for the same period last year. Our gross profit increased by 11.4% from $27,985,065 for the six months ended June 30, 2011 to $31,171,399 for the six months ended June 30, 2010.

Gross margin decreased by 2.2% for the six months ended June 30, 2011, to 27.6% from 29.8% for the same period of 2010. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We plan to address this by focusing on increasing production efficiency, improving the technologies of products, and improving our product portfolio. We believe that our continued expansion to higher-profit new products will help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $6,528,754 for the six months ended June 30, 2011, as compared to $6,041,142 for the same period of 2010, an increase of $487,612 or 8.1%.

The increase was mainly due to the increased transportation expense as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.8% for the six months ended June 30, 2011, as compared to 6.4% for the same period in 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $6,679,722 for the six months ended June 30, 2011, as compared to $6,839,098 for the same period of 2010, a decrease of $159,376 or 2.3%.

The increase was mainly due to increased expenses for business expansion. As a percentage of sales revenue, general and administrative expenses decreased to 5.9% for the six months ended June 30, 2011, as compared to 7.3% for the same period in 2010.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2011, research and development expense was $4,177,608, as compared to $3,553,554 for the same period of 2010, an increase of $624,054. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $3,431,967 for the six months ended June 30, 2011, compared with that of $2,467,075 for the same period of 2010, an increase of $964,892. The increase in depreciation and amortization expense was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense and exchange loss. The financial expense for the six months ended June 30, 2011 increased by $1,022,797 to $1,440,198 from $417,401 for the same period of 2010, which was mainly attributed to fluctuations in the exchange rate between U.S. dollars and RMB. Management is studying alternative methods for managing its risks associated with currency translation, such as the diversification of currencies used in export sales.

OTHER INCOME

Other income was $464,357 for the six months ended June 30, 2011, as compared to $282,919 for the six months ended June 30, 2010, an increase of $181,438. The increase was mainly due to an increase in sales of raw material scraps for the six months ended June 30, 2011.

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

Income tax expense of $1,922,820 and $818,282 was recorded for the six months ended June 30, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of June 30, 2011.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,022,207 and $957,661 for the six months ended June 30, 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the six months ended June 30, 2011 increased by $248,571, to $9,824,520 from $9,575,949 for the six months ended June 30, 2010 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the six months ended June 30, 2011 and 2010, were $0.51 and $0.52 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided in operating activities was $10,551,172 for six months ended June 30, 2011 compared with negative $10,322,012 of net cash provided in operating activities in the same period in 2010, an increase of $20,873,184, primarily due to the increased cash inflow resulted by changes in bank acceptance notes from customers, accounts payable and bank acceptance notes to vendors. Most accounts receivable of our OEM customers were converted into bank acceptance notes from customers during the six months ended June 30, 2011. Those notes mature within one to six months and may be transferred to our material suppliers as a payment at anytime. We therefore do not believe that the bank acceptance notes from customers decrease our current liquidity.

At June 30, 2011, the Company had cash and cash equivalents of $14,180,165, as compared to cash and cash equivalents of $6,691,078 at December 31, 2010. The Company had working capital of $100,709,994 at June 30, 2011, as compared to working capital of $87,862,126 at December 31, 2010, reflecting current ratios of 2.78:1 and 3.02:1, respectively.

INVESTING - During the six months ended June 30, 2011, the Company expended net cash of $4,855,872 in investing activities, mainly for acquisition of new equipment to support the growth of the business. For the six months ended June 30, 2010, the Company utilized $6,951,163 in investing activities.

FINANCING - During the second quarter ended June 30, 2011, the Company received net proceeds of $1,532,234 under short-term bank loans. During the three months ended March 31, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to Ruian. Net cash provided by financing activities was $14,922,456 for six months ended June 30, 2010.

Management of the Company has taken a number of steps to restructure our customer base and phase out accounts which failed to make prompt payments. We also placed more emphasis on collection of accounts receivable from our customers. During 2011, we continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. We maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

At June 30, 2011 we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : August 15, 2011	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)