Form 10-Q
period 2011-09-30
SORL Auto Parts Inc
filed 2011-11-14
CIK 714284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
As of September 30, 2011 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2011

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30, 2011		December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	12,414,533	US$	6,691,078
Pledged Cash Deposits		944,153		-
Accounts Receivable, Net of Provision, including $747,053 and $0 due from related parties at September 30, 2011 and December 31, 2010, respectively.		66,617,297		54,168,856
Bank acceptance notes from customers		20,146,099		27,318,361

Inventory		48,310,396		31,960,053
Prepayments		10,991,708		7,632,674
Other current assets, including $75,809 and $52,743 due from related parties at September 30, 2011 and December 31, 2010, respectively.		6,025,462		3,497,659
Total Current Assets		165,449,648		131,268,681
Fixed Assets
Machinery		45,958,339		55,889,093
Molds		1,371,847		1,316,374
Office equipment		1,410,887		1,142,754
Vehicles		1,589,018		1,347,516
Building		8,577,260		8,230,424

Machinery held under capital lease		18,011,723		-

Less: Accumulated Depreciation		(28,829,278)		(23,032,160)
Property, Plant and Equipment, Net		48,089,796		44,894,001
Leasehold Improvements in Progress		389,951		424,881

Land Use Rights, Net		14,634,982		14,298,522

Other Non-Current Assets

Intangible Assets		174,377		166,510
Less: Accumulated Amortization		(87,303)		(71,868)
Intangible Assets, Net		87,074		94,642

Security Deposit on Lease Agreement		1,863,916		-

Deferred tax assets		583,656		398,034
Total Other Non-Current Assets		2,534,646		492,676
Total Assets	US$	231,099,023	US$	191,378,761

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $1,244,523 and $3,151,493 due to related parties at September 30, 2011 and December 31, 2010, respectively.	US$	6,833,607	US$	10,672,514
Bank acceptance notes to vendors		10,827,865		966,373
Deposit Received from Customers		4,285,355		7,484,839
Short term bank loans		14,859,316		15,770,448
Income tax payable		1,309,722		1,174,976
Accrued Expenses		8,090,561		6,777,830
Current Portion of Capital Lease Obligations		3,210,140		-
Other Current Liabilities, including $311,777 and $64,600 due to related parties at September 30, 2011 and December 31, 2010, respectively.		2,293,237		559,575
Total Current Liabilities		51,709,803		43,406,555

Non-Current Liabilities
Non-Current Portion of Capital Lease Obligations		9,999,352		-
Deferred tax liabilities		220,589		171,981
Total Non-Current Liabilities		10,219,941		171,981

Total Liabilities	US$	61,929,744		43,578,536

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of September 30, 2011 and December 31, 2010		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of September 30, 2011 and December 31, 2010		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		7,992,514		6,641,547
Accumulated other comprehensive income		20,722,591		14,731,607
Retained Earnings		81,652,645		69,672,286
Total SORL Auto Parts, Inc. stockholders' equity		152,605,373		133,283,063
Noncontrolling Interest In Subsidiaries		16,563,906		14,517,162
Total Equity		169,169,279		147,800,225
Total Liabilities and Stockholders' Equity	US$	231,099,023	US$	191,378,761

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010

Sales	US$	47,583,678	50,806,384	US$	160,683,535	144,593,338
Include: sales to related parties		1,195,634	364,669		2,488,750	982,266
Cost of Sales		34,531,204	36,279,785		116,459,662	102,081,674

Gross Profit		13,052,474	14,526,599		44,223,873	42,511,664

Expenses:
Selling and Distribution Expenses		2,923,832	3,299,914		9,452,586	9,341,056
General and Administrative Expenses		2,968,222	2,950,120		9,647,944	9,789,218
Research and development expenses		1,893,985	1,773,044		6,071,593	5,326,598
Financial Expenses		1,227,502	357,984		2,667,700	775,385

Total Expenses		9,013,541	8,381,062		27,839,823	25,232,257

Operating Income		4,038,933	6,145,537		16,384,050	7,279,407

Other Income		488,747	366,308		953,104	649,227
Non-Operating Expenses		(1,796)	(68,318)		(41,723)	(133,215)

Income Before Provision for Income Taxes		4,525,884	6,443,527		17,295,431	17,795,419

Provision for Income Taxes		660,446	962,210		2,583,266	1,780,492

Net Income	US$	3,865,438	5,481,317	US$	14,712,165	16,014,927

Other Comprehensive Income - Foreign Currency Translation Adjustment		3,041,821	1,816,535		6,656,889	2,593,662

Total Comprehensive Income		6,907,259	7,297,852		21,369,054	18,608,589

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		358,632	501,616		1,380,839	1,459,277

Other Comprehensive Income Attributable to Non-controlling Interest's Share		304,278	181,654		665,905	259,638

Total Comprehensive Income Attributable to Non-controlling Interest's Share		662,910	683,270		2,046,744	1,718,915

Net Income Attributable to Stockholders		3,506,806	4,979,701		13,331,326	14,555,650

Other Comprehensive Income Attributable to Stockholders		2,737,543	1,634,881		5,990,984	2,334,024

Total Comprehensive Income Attributable to Stockholders		6,244,349	6,614,582		19,322,310	16,889,674

Weighted average common share - Basic		19,304,921	19,304,921		19,304,921	19,162,064

Weighted average common share - Diluted		19,304,921	19,304,921		19,304,921	19,162,064

EPS – Basic		0.18	0.26		0.69	0.76

EPS – Diluted		0.18	0.26		0.69	0.76

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months and Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011		2010
Cash Flows from Operating Activities
Net Income	US$	14,712,165	16,014,927
Adjustments to reconcile net income to net cash from operating activities:
Bad Debt Expense		498,014	888,295
Depreciation and Amortization		5,253,922	3,750,717
Changes in Assets and Liabilities:
Pledged Cash Deposits		(935,563)	-
Accounts Receivable		(10,107,006)	(4,440,601)
Bank acceptance notes from customers		7,868,796	(4,229,708)

Other Currents Assets		(1,291,002)	2,564,064
Inventory		(14,663,142)	(3,485,655)
Prepayments		(1,688,537)	(1,845,453)
Deferred tax assets		(164,779)	(298,504)
Accounts Payable and Bank acceptance notes to vendors		5,354,507	(3,660,704)

Income Tax Payable		81,293	686,379
Deposits Received from Customers		(3,412,311)	1,350,813
Other Current Liabilities and Accrued Expenses		1,609,813	1,665,721
Deferred tax liabilities		40,407	38,689
Net Cash Flows from Operating Activities		3,156,577	8,998,980

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(7,589,518)	(11,662,205)

Acquisition of automotive parts business		-	(24,963,964)

Net Cash Flows from Investing Activities		(7,589,518)	(36,626,169)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(1,586,011)	9,279,449
Proceeds from capital lease obligations, net of security deposit		11,242,350	-

Proceeds from Share Issuance		-	9,399,978

Capital contributed by Minority Stockholders		-	1,038,900

Net Cash flows from Financing Activities		9,656,339	19,718,327

Effects on changes in foreign exchange rate		500,057	(101,686)

Net Change in Cash and Cash Equivalents		5,723,455	(8,010,548)

Cash and Cash Equivalents- Beginning of the year		6,691,078	10,255,259

Cash and cash Equivalents - End of the period	US$	12,414,533	2,244,711

Supplemental Cash Flow Disclosures:
Interest Paid		2,044,898	298,277
Tax Paid		2,626,344	2,033,008

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The Nine months Ended on September 30, 2011

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Shareholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					13,331,326		13,331,326	1,380,839	14,712,165

Other Comprehensive Income(Loss)						5,990,984	5,990,984	665,905	6,656,889

Transfer to reserve				1,350,967	(1,350,967)		-	-	-

Ending Balance - September 30, 2011	19,304,921	38,609	42,199,014	7,992,514	81,652,645	20,722,591	152,605,373	16,563,906	169,169,279

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase certain automotive products and packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of Ruian and is controlled by the Zhang family, who is also the controlling party of the Company. The Company sold certain automotive products to Guangzhou Kormee Vehicle brake technology development Co., Ltd., which is controlled by the Ruili Group Co., Ltd.

The following related party transactions are reported for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

PURCHASES FROM:
Ruili Group Co., Ltd.	$1,396,618	$954,700	$5,031,535	$2,074,652
Total Purchases	$1,396,618	954,700	$5,031,535	2,074,652

SALES TO:
Ruili Group Co., Ltd.	$562,936	$364,669	$1,856,052	$982,266
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	632,698	—	632,698	—
Total Sales	$1,195,634	$364,669	$2,488,750	$982,266

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

	September 30,	December 31,
	2011	2010
ACCOUNTS RECEIVABLE
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$747,053	$—
Total	$747,053	$—

ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$1,244,523	$3,151,493
Total	$1,244,523	$3,151,493

OTHER PAYABLES
MGR Hong Kong Limited	$30,733	$60,376
Ruili Group Co., Ltd.	281,044	4,224
Total	$311,777	$64,600

OTHER ACCOUNTS RECEIVABLE
MGR Hong Kong Limited	$75,809	$52,743
Ruili Group Co., Ltd.	—	—
Total	$75,809	$52,743

NOTE E – PLEDGED CASH DEPOSITS

      Pledged cash deposits act as guarantee for its bank acceptance notes to vendors, the Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 20%-30% of the face value of the relevant bank note, at a bank in order to obtain the bank note.

NOTE F - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended September 30, 2011. The changes in the allowance for doubtful accounts at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
Beginning balance	$319,687	$57,823
Add: Increase to allowance	525,236	261,864
Less: Accounts written off	—	—
Ending balance	$844,923	$319,687

	September 30,	December 31,
	2011	2010
Accounts receivable	$67,462,220	$54,488,543
Less: allowance for doubtful accounts	(844,923)	(319,687)
Account receivable balance, net	$66,617,297	$54,168,856

NOTE G - INVENTORIES

On September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30,	December 31,
	2011	2010
Raw Material	$11,160,159	$6,762,760
Work in process	7,628,017	3,704,236
Finished Goods	29,522,220	21,493,057
Total Inventory	$48,310,396	$31,960,053

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Machinery	$45,958,339	$55,889,093
Molds	1,371,847	1,316,374
Office equipment	1,410,887	1,142,754
Vehicle	1,589,018	1,347,516
Building	8,577,260	8,230,424
Machinery held under capital lease	18,011,723	—
Sub-Total	76,919,074	67,926,161

Less: Accumulated depreciation	(28,829,278)	(23,032,160)

Fixed Assets, net	$48,089,796	$44,894,001

Depreciation expense charged to operations was $4,927,023 and $3,440,262 for the nine months ended September 30, 2011 and 2010, respectively.

On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(a third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The sale price of the manufacturing equipment was $13,209,492. As related to this transaction, the Company put down a security deposit of $1,863,916 to be refunded back to the Company after the end of the lease. In addition, the Company paid a fee of $641,484 to this third party accounted for as financing expense in the accompanying condensed consolidated financial statements. The Company has an option, exercisable at the end of the lease term, to repurchase the manufacturing equipment for $157. The transaction was accounted for as a financing transaction and was recorded in the accompanying condensed consolidated financial statements as a capital lease.

NOTE I- LEASEHOLD IMPROVEMENTS

	September 30,	December 31,
	2011	2010
Cost:	$512,721	$492,544

Less: Accumulated amortization:	(122,770)	(67,663)
Leasehold Improvements In Progress, net	$389,951	$424,881

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

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. This manufacturing plant was not part of the assets acquired from Ruili Group Co., Ltd. The lease term is from September 2009 to May 2017.

In August 2009, SIH entered into a lease agreement with MGR for the lease of an office with a five-year lease term.

  In August 2010, a new a lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020.

NOTE J- LAND USE RIGHTS

	September 30,	December 31,
	2011	2010
Cost:	$16,054,132	$15,404,955
Less: Accumulated amortization:	(1,419,150)	(1,106,433)
Land use rights, net	$14,634,982	$14,298,522

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable. Amortization expenses were $259,958 and $248,901 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE K - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $12,146 and $11,552 for the nine months ended September 30, 2011 and 2010, respectively. Future estimated amortization expense is as follows:

2011	2012	2013	2014	2015	Thereafter
$4,505	$16,651	$16,651	$12,982	$10,249	$21,458

NOTE L - PREPAYMENT

Prepayment consisted of the following as of September 30, 2011 and December 31, 2010:
	September 30,	December 31,
	2011	2010
Raw material suppliers	$7,718,644	$5,358,706
Equipment purchase	3,273,064	2,273,968
Total prepayment	$10,991,708	$7,632,674

NOTE M - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2011 and December 31, 2010 comprise the following:

	Sep 30, 2011	Dec 31, 2010
Deferred tax assets - current
Provision	125,926	47,173
Subsidiary's operating loss carryforwards
Warranty	553,268	477,526
Deferred tax assets	679,194	524,699
Valuation allowance	―	―
Net deferred tax assets - current	679,194	524,699

Deferred tax liabilities - current
Revenue (netoff cost)	95,537	126,665
Deferred tax liabilities - current	95,537	126,665

Net deferred tax assets - current	583,656	398,034

Deferred tax liabilities - non-current
Land use right	220,589	171,981
Deferred tax liabilities - non-current	220,589	171,981

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

NOTE N – BANK ACCEPTANCE NOTES TO VENDORS

Bank acceptance notes to vendors represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. From time to time we receive bank acceptance notes payable to the Company from our customers, for goods we sell to those customers. If the notes are not yet due and payable, we may exchange them at a bank in exchange for notes payable to our suppliers, and deliver those notes to our vendors. In such cases, we pay a small service fee to the banks. The bank acceptance notes usually mature and are payable to vendors by the banks in six months. The Company does not have to pay any interest to the banks on these notes. The vendors would pay interest if they discounted the bank acceptance notes to vendors at the banks.

Bank acceptance notes to vendors were $10,827,865 and $966,373 as of September 30, 2011 and December 31, 2010, respectively. The Company has pledged cash deposits and bank acceptance notes from customers to secure the bank acceptance notes to vendors granted by banks.

NOTE O - BANK LOANS

Bank loans represented the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Secured	$14,859,316	$15,770,448
Less: Current portion	$(14,859,316)	$(15,770,448)
Non-current portion	$—	$—

The Company obtained those short term loans from Bank of China and Bank of Shanghai, respectively, to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from 4.86% to 6.67% per annum. The maturity dates of the loans ranged from October 8, 2011 to March 20, 2012.

Corporate or personal guarantee:
$7.0 million	Guaranteed by Ruili Group Co., Ltd., a related party;
$7.9 million	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE P - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2010	2010
Accrued payroll	$2,446,674	$1,940,649
Other accrued expenses	5,643,887	4,837,181
Total accrued expenses	$8,090,561	$6,777,830

NOTE Q –CAPITAL LEASE OBLIGATIONS

	September 30,	December 31,
	2011	2010
Total Capital Lease Obligations	$13,209,492	$—
Less: Current portion	$(3,210,140)	$—
Non-current portion	$9,999,352	$—

The capital lease obligation was under the agreement with International Far Eastern Leasing Co., Ltd., which was disclosed in NOTE G, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears.

NOTE R – RESERVE

The reserve funds are comprised of the following:

	September 30,	December 31,
	2010	2010
Statutory surplus reserve fund	$7,992,514	$6,641,547
Total	$7,992,514	$6,641,547

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

NOTE S - INCOME TAXES

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

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the third quarter of 2011 and 2010 is as follows:

	September-30-2011	September-30-2010
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	-4.65%
Other items	-0.06%	-0.35%

Effective tax rate	14.94%	10.01%

	Nine months ended	Nine months ended
	September-30-2011	September-30-2010
Computed income tax provision at the statutory rate	$4,398,503	$4,576,903
Tax exemption	(1,759,401)	(1,830,761)
Tax refund	―	(903,699)
Deferred tax provision	(124,372)	(259,993)
Current period permanent differences and other reconciling items	68,536	198,042
Total income taxes	$2,583,266	$1,780,492

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at September 30, 2011. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2010, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2011 and 2010, respectively, are summarized as follows:

	Nine months ended	Nine months ended
	September-30-2011	September-30-2010

Current	$2,707,638	$2,040,485
Deferred	(124,372)	(259,993)

Total	$2,583,266	$1,780,492

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of September 30, 2011 and December 31, 2010, the Company has no unrecognized tax benefits.

NOTE T - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $1,380,839 and $1,459,277 for the nine months ended September 30, 2011 and 2010, respectively.

	September-30-2011		September-30- 2010
10% non-controlling interest in Ruian		$1,501,075	$1,647,133
40% non-controlling interest in SIH	$	(120,236)	(187,856)

Total		$1,380,839	1,459,277

NOTE U - LEASES

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

The lease expenses were $162,591 and $154,571 for the three months ended September 30, 2011 and 2010, respectively. The lease expenses were $480,908 and $461,362 for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum rental payments for the years ending December 31 are as follows:

	2011	2012	2013	2014	2015	Thereafter
Operating Lease Commitments	$148,888	$410,034	$339,632	$339,632	$339,632	$679,264

Total	$148,888	$410,034	$339,632	$339,632	$339,632	$679,264

NOTE V - ADVERTISING COSTS

Advertising costs were $0 and $146,873 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE W- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $6,071,593 and $5,326,598 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE X - WARRANTY CLAIMS

Warranty claims were $1,787,155 and $2,036,353 for the nine months ended September 30, 2011 and 2010, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2011 was as follows:
Beginning balance at January 01, 2011	3,183,502
Aggregate reduction for payments made	(1,282,203)
Aggregate increase for new warranties issued during current period	1,787,155
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at September 30, 2011:	3,688,454

NOTE Y – SEGMENT INFORMATION

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems		$35,876,417		$40,032,114		$125,146,226		$112,309,694
Passenger vehicles brake systems		11,707,261		10,774,270		35,537,309		32,283,644

Net sales		$47,583,678		$50,806,384		$160,683,535		$144,593,338
INTERSEGMENT SALES
Commercial vehicles brake systems	$		$		$		$
Passenger vehicles brake systems		―		4,045,866		―		15,105,487

Intersegment sales	$	―		$4,045,866	$	―		$15,105,487
GROSS PROFIT
Commercial vehicles brake systems		$9,914,184		$13,374,897		$34,707,120		$35,865,231
Passenger vehicles brake systems		3,138,290		1,151,702		9,516,753		6,646,433
All other
Gross profit		$13,052,474		$14,526,599		$44,223,873		$42,511,664
Selling and distribution expenses		2,923,832		3,299,914		9,452,586		9,341,056
General and administrative expenses		2,968,222		2,950,120		9,647,944		9,789,218
Research and development expenses		1,893,985		1,773,044		6,071,593		5,326,598
Financial Expenses		1,227,502		357,984		2,667,700		775,385
Income (loss) from operations		4,038,933		6,145,537		16,384,050		17,279,407
Other income (expense), net		486,951		297,990		911,381		516,012
Income (loss) before income tax expense (benefit)		$4,525,884		$6,443,527		$17,295,431		$17,795,419

CAPITAL EXPENDITURES
Commercial vehicles brake systems		$2,144,618		$4,989,514		$5,910,995		$11,662,205
Passenger vehicles brake systems		589,028		24,685,492		1,678,523		24,963,964

Total		$2,733,646		$29,675,006		$7,589,518		$36,626,169
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems		$1,162,952		$997,041		$4,091,947		$2,808,356
Passenger vehicles brake systems		659,003		286,601		1,161,975		942,361

Total		$1,821,955		$1,283,642		$5,253,922		$3,750,717

	30-Sep-11	31-Dec-10

TOTAL ASSETS
Commercial vehicles brake systems	$179,988,388	$152,778,427
Passenger vehicles brake systems	51,110,635	38,600,334

Total	$231,099,023	$191,378,761

	30-Sep-11	31-Dec-10

LONG LIVED ASSETS
Commercial vehicles brake systems	$50,675,566	$51,701,542
Passenger vehicles brake systems	14,390,153	8,408,538

Total	$65,065,719	$60,110,080

NOTE Z – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the nine months ended September 30, 2011 and 2010.

NOTE AA – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $3,420,200 and $2,471,534 for the nine month ended September 30, 2011 and 2010, respectively.

NOTE AB – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the nine months ended September 30, 2011 and 2010, respectively. There were no employee stock options or warrants outstanding as of September 30, 2011.

NOTE AC- COMMITMENTS AND CONTINGENCIES

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

(2)  Information regarding lease commitments is provided in Note U.

NOTE AD - OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2011, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AE – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the nine months ended September 30, 2011, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2010.

NOTE AF – THE ACQUISITION AND COMBINATION OF OPERATIONS REPORTING
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

NOTE AG – BUSINESS ACQUISITION
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

NOTE AH – SUBSEQUENT EVENTS

The Company has no significant subsequent events from September 30, 2011 through the consolidated financial statements issue date of this report.

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

OVERVIEW

The Company manufactures and distributes automotive brake systems and other key safety-related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally for use primarily in different types of commercial vehicles, such as trucks and buses, and in passenger vehicles. Management believes that it is the largest manufacturer of automotive brake systems in China for commercial vehicles such as trucks and buses.

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

Results of Operations

(1) Results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

SALES

	Three Months ended		Three Months ended
	30-Sept-11		30-Sept-10
	(U.S. dollars in millions)

Commercial vehicle brake systems, etc.	$35.9	75%	$40.0	79%
Passenger vehicle brake systems, etc.	$11.7	25%	$10.8	21%

Total	$47.6	100%	$50.8	100%

Net sales were $47,583,678 and $50,806,384 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $3.2 million or 6.3%.

The sales from commercial vehicle brake systems decreased by $4.1 million or 10.3%, to $35.9 million for the third quarter of 2011, compared to $40.0 million for the same period of 2010. Due to the slowdown of the commercial vehicle market in the third quarter of 2011, the sales from the OEM market decreased, which impacted the sales of the commercial vehicle brake systems.

Due to the good situation of the passenger vehicle market this year, the sales from passenger vehicle brake systems increased by $0.9 million or 8.3%, to $11.7 million for the third quarter of 2011, compared to $10.8 million for the same period of 2010.

A breakdown of net sales revenue for these markets for the third quarter of the 2011 and 2010 fiscal year, respectively, is set forth below:

	Three		Three Months
	Months	Percent	ended	Percent
	ended 30-Sept-11	of Total Sales	30- Sept -10	of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$20.8	44%	$27.0	53%	-22.8%
China Aftermarket	$11.6	24%	$9.8	19%	18.2%
International market	$15.2	32%	$14.0	28%	8.4%
Total	$47.6	100.0%	$50.8	100.0%	-6.3%

Starting in early 2011, China’s specialty truck and cargo truck markets have been sluggish, with declines experienced in several months. There are two main causes for this: first, the Chinese government’s auto-related stimulus policies of 2009 and 2010 accelerated commercial vehicle purchases into those time periods, and sales have weakened following the expiry of the government’s stimulus policies. Second, economic policies adopted by the Chinese government to help control domestic inflation, especially tighter regulation in the real estate market, have caused a deceleration of economic and investment growth in China.  These factors negatively affected the Chinese automotive market, particularly for commercial vehicles.  According to industry data, Chinese commercial vehicle production was 706,400 in the three months ended September 31, 2011, down 23.5% from the same period in 2010. Within that category, specialty truck production was 270,700 units, down 30.21% from the same period in 2010. Cargo truck production was 296,600 units, down 16.31% compared with the prior three-month period. SORL has made inroads into construction equipment and expanded its market share in the bus market, which partially offset the effects of these declines. Our third-quarter OEM sales declined 22.8% from 2010’s third quarter, to $20.8 million, which management considers to be a solid performance in view of these difficult market conditions.

Our sales to the Chinese aftermarket increased by $1.8 million or 18.2%, to $11.6 million for the third quarter of 2011, compared to $9.8 million for the same period of 2010. The increased number of vehicles in service in China and the expiration of OEM warranties helped increase our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended September 30, 2011. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales increased by $1.2 million or 8.4%, to $15.2 million for the third quarter of 2011, as compared to $14.0 million for the same period of 2010. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our improved customer base and market position.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended September 30, 2011 were $34,531,204 a decrease of $1,748,581 or 4.8% from $36,279,785 for the same period last year. Our gross profit decreased by 10.1% from $14,526,599 for the third quarter of 2010 to $13,052,474 for the third quarter of 2011.

Gross margin decreased to 27.4% from 28.6% for the three months ended September 30, 2011 compared with 2010. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2011 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended September 30, 2011 were $25,962,233 a decrease of $694,984 or 2.6% from $26,657,217 for the same period last year. The gross profit from commercial vehicle brake systems decreased by 25.9% from $13,374,897 for the third quarter of 2010 to $9,914,184 for the third quarter of 2011. Gross margin from commercial vehicle brake systems decreased to 27.6% from 33.4% for the three months ended September 30, 2011 compared with 2010. The decrease is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the three months ended September 30, 2011 were $8,568,971 a decrease of $1,053, 597 or 10.9% from $9,622,568 for the same period last year. The gross profit from passenger vehicle brake systems increased by 172.5% from $1,151,702 for the third quarter of 2010 to $3,138,290 for the third quarter of 2011. Gross margin from passenger vehicle brake systems increased to 26.8% from 10.7% for the three months ended September 30, 2011 compared with 2010. The increase was mainly due to improvements in product technologies and in our product portfolio.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $2,923,832 for the three months ended September 30, 2011, as compared to $3,299,914 for the same period of 2010, a decrease of $376,082 or 11.4%.

The decrease was mainly due to decreased accrued warranty expenses. As a percentage of sales revenue, selling expenses decreased to 6.1% for the three months ended September 30, 2011, as compared to 6.5% for the same period in 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,968,222 for the three months ended September 30, 2011, as compared to $2,950,120 for the same period of 2010, an increase of $18,102 or 0.6%. The increase was mainly due to increases in salaries and wages expenses and labor insurance expenses. As a percentage of sales revenue, general and administrative expenses increased to 6.2% for the three months ended September 30, 2011, as compared to 5.8% for the same period in 2010.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2011, research and development expense was $1,893,985, as compared to $1,773,044 for the same period of 2010, an increase of $120,941.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,821,955 for the three months ended September 30, 2011, compared with that of $1,283,642 for the same period of 2010, an increase of $538,313. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the three months ended September 30, 2011 increased by $869,518 to $1,227,502 from $357,984 for the same period of 2010, which was mainly increased interest expense and the financing expense associated with our capital lease transaction. On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(a third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The Company paid a fee of $641,484 to this third party accounted for as financing expense in the accompanying condensed consolidated financial statements.

OTHER INCOME

Other income was $488,747 for the three months ended September 30, 2011, as compared to $366,308 for the three months ended September 30, 2010, an increase of $122,439. The increase was mainly due to an increase in sales of raw material scraps for the three months ended September 30, 2011.

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

Income tax expense of $660,446 and $962,210 was recorded for the quarters ended September 30, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

None; there were no options or warrants outstanding through September 30, 2011.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $358,632 and $501,616 for the third quarter ended September 30, 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended September 30, 2011 decreased by $1,472,895, to $3,506,806 from $4,979,701 for the quarter ended September 30, 2010 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended September 30, 2011 and 2010, were $0.18 and $0.26 per share, respectively.

(2) Results of operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

SALES
	Nine months ended		Nine months ended
	30-Sept-11		30-Sept-10
	(U.S. dollars in millions)

Commercial vehicles brake systems, etc.	$125.1	78%	$112.4	78%
Passenger vehicles brake systems, etc.	$35.6	22%	$32.2	22%

Total	$160.7	100.0%	$144.6	100.0%

Net sales were $160,683,535 and $144,593,338 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $16.1 million or 11.1%.

The sales from commercial vehicle brake systems increased by $12.7 million or 11.3%, to $125.1 million for the nine months of 2011, compared to $112.4 million for the same period of 2010, due to the rapid increase in the aftermarket and international market.

Due to the good situation of the passenger vehicle market this year, the sales from passenger vehicle brake systems increased by $3.4 million or 10.6%, to $35.6 million for the nine months of 2011, compared to $32.2 million for the same period of 2010.

A breakdown of net sales revenue for these markets for the nine months ended September 30, 2011 and 2010 fiscal years, respectively, is set forth below:

	Nine	Percent	Nine	Percent
	months	of	months	of
	ended 30-Sept-11	Total Sales	ended 30-Sept-10	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$85.5	53%	$84.6	59%	1.1%
China Aftermarket	$32.9	21%	$23.2	16%	41.7%
International market	$42.3	26%	$36.8	25%	14.9%
Total	$160.7	100.0%	$144.6	100.0%	11.1%

During the first nine months of 2011, we promoted our integrated system and modular supplies of air brake systems to our OEM customers and we increasingly focused on the light duty, bus and agricultural vehicle market. As a result, our sales to the Chinese OEM market increased by $0.9 million to $85.5 million for the nine months of 2011, compared to $84.6 million for the same period of 2010.

Our sales to the Chinese aftermarket increased by $9.7 million or 41.7%, to $32.9 million for the nine months year of 2011, compared to $23.2 million for the nine months year of 2010. The increased number of vehicles in service in China and the expiration of OEM warranties helped increase our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the nine months ended September 30, 2011. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales increased by $5.5 million or 14.9%, to $42.31 million for the nine months of 2011, as compared to $36.8 million for the same period of 2010. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to improvement in global economic conditions and our improved customer base and market position.

COST OF SALES AND GROSS PROFIT

For the nine months ended September 30, 2011, cost of sales was $116,459,662, an increase of $14,377,988, or 14.1% from $102,081,674 for the same period last year. Our gross profit increased by 4.0% from $42,511,664 for the nine months ended September 30, 2010 to $44,223,873 for the nine months ended September 30, 2011.

Gross margin decreased by 1.9% for the nine months ended September 30, 2011, to 27.5% from 29.4% for the same period of 2010.

Cost of sales from commercial vehicle brake systems for the nine months ended September 30, 2011 were $90,439,106, an increase of $13,994,643 or 18.3% from $76,444,463 for the same period last year. The gross profit from commercial vehicle brake systems decreased by 3.2% from $35,865,231 for the nine months of 2010 to $34,707,120 for the nine months of 2011. Gross margin from commercial vehicle brake systems decreased to 27.7% from 31.9% for the nine months ended September 30, 2011 compared with 2010. The decrease is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the nine months ended September 30, 2011 were $26,020,556, an increase of $383,345 or 1.5% from $25,637,211 for the same period last year. The gross profit from passenger vehicle brake systems increased by 43.2% from $6,646,433 for the nine months of 2010 to $9,516,753 for the nine months of 2011. Gross margin from passenger vehicle brake systems increased to 26.8% from 20.6% for the nine months ended September 30, 2011 compared with 2010. The increase was mainly due to the technologies of products improved and our product portfolio improved.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $9,452,586 for the nine months ended September 30, 2011, as compared to $9,341,056 for the same period of 2010, an increase of $111,530 or 1.2%.

The increase was mainly due to the increased transportation expense as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 5.9% for the nine months ended September 30, 2011, as compared to 6.5% for the same period in 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9,647,944 for the nine months ended September 30, 2011, as compared to $9,789,218 for the same period of 2010, a decrease of $141,274 or 1.4%.

The decrease was mainly due to decreased bad debts provision. As a percentage of sales revenue, general and administrative expenses decreased to 6.0% for the nine months ended September 30, 2011, as compared to 6.8% for the same period in 2010.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the nine months ended September 30, 2011, research and development expense was $6,071,593, as compared to $5,326,598 for the same period of 2010, an increase of $744,995. The Company will continue to invest in new product development, particularly in upgrading traditional valve products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $5,253,922 for the nine months ended September 30, 2011, compared with that of $3,750,717 for the same period of 2010, an increase of $1,503,205.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the nine months ended September 30, 2011 increased by $1,892,315 to $2,667,700 from $775,385 for the same period of 2010, which was mainly increased interest expense and the financing expense associated with our capital lease transaction. On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(a third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The Company paid a fee of $641,484 to this third party accounted for as financing expense in the accompanying condensed consolidated financial statements.

OTHER INCOME

Other income was $953,104 for the nine months ended September 30, 2011, as compared to $649,227 for the nine months ended September 30, 2010, an increase of $303,877. The increase was mainly due to an increase in sales of raw material scraps for the nine months ended September 30, 2011.

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

Income tax expense of $2,583,266 and $1,780,492 was recorded for the nine months ended September 30, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

None; there were no options or warrants outstanding through September 30, 2011.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,380,839 and $1,459,277 for the nine months ended September 30, 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the nine months ended September 30, 2011 decreased by $1,224,324, to $13,331,326 from $14,555,650 for the nine months ended September 30, 2010 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2011 and 2010, were $0.69 and $0.76 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources
OPERATING - Net cash provided from operating activities was $3,156,577 for nine months ended September 30, 2011 compared with $8,998,980 of net cash provided in operating activities in the same period in 2010, a decrease of $5,842,403, primarily due to the decreased cash inflow resulted by changes in inventory and accounts receivable.

At September 30, 2011, the Company had cash and cash equivalents of $12,414,533, as compared to cash and cash equivalents of $6,691,078 at December 31, 2010. The Company had working capital of $113,739,845 at September 30, 2011, as compared to working capital of $87,862,126 at December 31, 2010, reflecting current ratios of 3.2 and 3.02:1, respectively.

INVESTING - During the nine months ended September 30, 2011, the Company expended net cash of $7,589,518 in investing activities, mainly for acquisition of new equipment to support the growth of the business. For the nine months ended September 30, 2010, the Company utilized $36,626,169 in investing activities.

FINANCING - During the nine months ended September 30, 2011, net cash provided by financing activities was $9,656,339. The Company repaid bank loans of $1,586,011 during the nine months ended September 30, 2011. On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(a third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The sale price of the manufacturing equipment was $13,209,492. As related to this transaction, the Company put down a security deposit of $1,863,916 to be refunded back to the Company after the end of the lease. During the nine months ended September 30, 2010, net cash provided by financing activities was primarily attributable to the net proceeds of our public offering of approximately $9,399,978. Additionally, another capital increase of $1,038,900 was contributed by Ruili Group to Ruian. The cash provided by financing activities was $19,718,327 for nine months ended September 30, 2010.

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

OFF-BALANCE SHEET AGREEMENTS

At September 30, 2011 we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 14, 2011	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)