Form 10-K
period 2011-12-31
SORL Auto Parts Inc
filed 2012-03-30
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

NO.1169 YUMENG ROAD

RUIAN ECONOMIC DEVELOPMENT DISTRICT

RUIAN CITY, ZHEJIANG PROVINCE

PEOPLE’S REPUBLIC OF CHINA

(Address of Principal Executive Offices, including zip code.)

86-577-65817720

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes.☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State registrant’s revenues for its most recent fiscal year December 31, 2011: $216,788,518

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2011, the value was approximately $35,754,831.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of March 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, scheduled for June 7, 2012, are incorporated by reference into Part III of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”), SORL Auto Parts, Inc. (together with our subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) develops, manufactures and distributes automotive brake systems and other key safety related auto parts to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally. The Company’s products are principally used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in the People’s Republic of China (“PRC”) in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $43.4 million.

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

STRATEGIC PLAN

In 2011, China's automotive industry continued to grow, as a number of Chinese national policies accelerated structural changes to expand domestic demand and further promote economic development. The international macroeconomic environment and international markets remain uncertain, and caused us to adjust our 2012 business plan and strategy. In 2012, our plan includes these elements:

●	Enhance sales to OEM customers. We intend to enhance sales to OEM customers by improving customer service and increasing sales of integrated systems and modular supplies.

●	Focus on bus market. We aim to enhance our relationships with major bus clients in order to achieve a higher profit margin. We have established a team devoted to the development of bus products, so that we can better respond to the needs of our bus customers and to help achieve higher margins.

●	Expand sales to the agricultural vehicle market and light-duty vehicle markets. The agricultural vehicle market and light-duty vehicle markets are an area of focus in the Chinese government’s stimulus plan, and therefore present us with a market opportunity.

●	Expand sales into the railway transportation market to further extend the product line. We expect to continue to enhance our ability of development and supply high value-added products to our railway market customers.

●	Develop new products. We plan to enhance the development of several new products including automotive electronics and energy-saving products. We are working to upgrade traditional air brake drive products to electronically controlled products to achieve a higher profit margin. We are working to develop energy-saving products which will do less harm to the environment, both in the manufacturing process and in use.

●	Improve manufacturing technology and further computerize our manufacturing. We will continue to seek to improve our manufacturing process to enhance product quality. We anticipate that improvement of manufacturing technology will further automate our manufacturing process, thereby reducing human error, increasing manufacturing efficiency, lowering production costs and further ensuring consistent quality of our products.

●	Expand through strategic alliance and acquisitions. We are exploring opportunities to enter the passenger vehicle market and to expand our international sales network through new joint ventures or acquisitions of other automotive parts manufacturers in China, as well as auto parts distributors or repair factories with established sales networks outside of China. We will seek acquisition targets that can easily be integrated into our product manufacturing and corporate management, or companies that have strong joint-venture partners that would become major customers.

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

ISO 9000 is a family of standards related to quality management systems and designed to help organizations ensure that they meet the needs of customers and other stakeholders. The standards are published by ISO, the International Organization for Standardization, and available through National standards bodies. ISO 9001 deals with the requirements that organizations wishing to meet the standard have to fulfill.

OHSAS 18001 is an Occupation Health and Safety Assessment Series for health and safety management systems. It is intended to help organizations to control occupational health and safety risks. It was developed in response to widespread demand for a recognized standard against which to be certified and assessed.

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test (an ISO technical specification aiming to develop a quality management system that provides for continual improvement, emphasizing defect prevention and the reduction of variation and waste in the supply chain) conducted by the TUV CERT Certification Body of TUV Industries Service GmbH in 2004, and its annual review in 2009. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed in 2011 included ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy. Based on statistics published by the China Association of Automobile Manufactures, in 2011, China’s automobile output and sales volume both reached record high levels of 18.42 million and 18.51 million units, increased by 0.84% and 2.45%, compared with 2010 figures. The output and sales volume of commercial vehicles increased 9.94% and 6.31% to 3.93 million units and 4.03 million units, respectively.

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

MARKET AND CUSTOMERS

Management believes that we are the leading commercial vehicle air brake systems manufacturer in China. In general, our customers are divided into three groups: OEMs in China, aftermarket distributors in China, and international customers, accounting for approximately 53.1%, 20.6% and 26.3%, respectively, of the Company’s annual sales for 2011.

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

The table below presents comparative information for 2011 and 2010 on the Company’s top five OEM customers.

Ranking	Customer	% of 2011 Sales	Customer	% of 2010 Sales

1	FAW Qingdao Automobile Works	7.0%	FAW Qingdao Automobile Works	9.0%
2	Dongfeng Axle Co., Ltd.	4.9%	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	5.0%
3	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	4.3%	Beiqi Foton Motor Co., Ltd. Beijing Auman Heavy-Duty Vehicle Works	4.9%
4	FAW Jiefang Automotive Co., Ltd.	4.1%	FAW Jiefang Automotive Co., Ltd.	4.6%
5	Qingdao Qingte Zhongli Axle Co., Ltd.	2.7%	Dongfeng Axle Co., Ltd.	4.3%

We continue to expand our business with industry leaders such as Beiqi Foton Motor Co.,Ltd., Dongfeng Motor Co.,Ltd, and FAW Group, which were the three largest commercial vehicle manufacturers in China during 2010. The Company became a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton motor Co., Ltd., and Dongfeng Motor Co., Ltd. (strategic partnership, in this sense, means a co-development contract and priority supply agreement). We achieved a new business breakthrough to top 10-ranked vehicle manufacturers such as Sinnotruck and Shaanxi automobile Group Co.,Ltd, as we expanded from supplying only automotive electric components to delivering entire air-brake systems.Futhermore, Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be major customers.

Aftermarket - The Company’s Chinese sales network consists of 26 authorized distributors covering the following 7 regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 26 authorized distributors sell only “SORL” products and in turn channel the products through over 2,000 sub-distributors.

International Market –

With the recovery of global economy and customers' confidence in the growth of economy in 2011, our export sales increased compared to 2010. We regard increasing our export sales as an important way to upgrade brand and expand market share. We address expansion in the export market through the following measures:

●	Focus on both overseas aftermarket and OEM customers at the same time. The Company is selling its products into 104 countries and regions, and has begun to supply products to OEMs in India.

●	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

●	The Company established a new joint venture in Hong Kong in 2009, focus on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has three international sales centers. These are located in UAE, USA and India. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2011, export sales accounted for 26.3% of total revenue. Products are exported to more than 104 countries and regions in the world. Total export sales in 2011 increased by 17.7% compared with 2010.

Ranking	Country	Customer Name	% of 2011 Sales	Country	Customer Name	% of 2010 Sales

1	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	2.2%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	2.5%
2	USA	SAP	1.9%	USA	SAP	1.5%
3	USA	RUILI HYDRAULIC SYSTEMS	1.5%	Brazil	LNG	1.2%
4	Brazil	LNG	0.8%	India	TATA	1.0%
5	South Africa	TPE	0.8%	South Africa	MICO	0.8%
6	South Africa	MICO	0.7%	USA	RUILI HYDRAULIC	0.5%
7	USA	CARDONE	0.7%	Poland	MARTEX	0.5%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. In the current global automotive industry, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these components through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production, advanced technology and the ability to produce system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies that have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, we have established long-term business relationships with most of the major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the key success factors in the commercial vehicle air brake systems are product quality, price competitiveness, technical expertise and development capability, new product innovation, and reliability and timeliness of delivery, which may be enhanced by recruiting highly qualified managers and other employees, developing improved product design capability and facilities, and maintaining better customer service.

Domestic Competition - Our most significant competitors in China are: VIE, Weiming and CAFF, each as described below.

	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion allocated for the aftermarket and export.

	China Shandong Weiming Automotive Products Co. Ltd. , or Weiming: This is a joint venture with WABCO of Germany, and mainly produces air dryers, and ABS, primarily supplying to truck and bus OEM’s such as China Heavy Duty Truck Group Corp., Ltd., and some major bus manufacturers in China.

	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd. , or CAFE: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

	Brand Name: As China’s largest commercial vehicle air brake systems manufacturer by sales, the “SORL” brand is widely known in the country. SORL has won awards from the China Chamber of Commerce for Import & Export of Machinery & Electronic products as a “China Top Brand” and the “Export Brand of the Year 2006”.

	Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We upgraded our test equipment in 2011, which improved system test capability.

	Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, Australia, the Middle East and India, we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, IT application and strict implementation of ISO/TS16949 standards in the development process greatly shorten the development lead time and improve new product quality. The Company has created independent intellectual property rights for its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.

	China Sales Networks: We have 26 authorized distributors covering seven regions in China. We help train their sales force and improve their service quality. These authorized distributors in turn channel “SORL” products through over 2,000 sub-distributors throughout China.

	Production Management: During 2010, we implemented an Enterprise Resource Planning system, which is an integrated computer-based system used to consolidate all business operations into a uniform and enterprise wide system environment. We follow Six Sigma management practices, which is a customer centered, systematic, data driven way of doing work more efficiently. Also we have improved our manufacturing process to better assure the stability and consistency of product quality and improved material utilization and decreased manufacturing cost.

International Competition - In the international market, our largest competitors are Wabco Holdings Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings Inc. and Knorr-Bremse Group is lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

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

SALES AND MARKETING

We strengthened our sales and marketing efforts in 2011. The sales headcount for domestic (PRC) sales and international sales was 52 and 50, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The license expires in 2012. The company expects to renew the license from Ruili Group on a royalty free basis in 2012.

In China, the commercial vehicle brake systems market can be divided into two segments the OEM market and the aftermarket.

OEM Market –In 2011, we strengthened our long-term relationships with major domestic OEM customers, and expanded into the municipal bus market and agricultural vehicle market. Currently, we have 69 OEM customers. Normally, these customers sign one-year sales contracts, which are revised as needed.

Domestic Aftermarket - We place great emphasis on the Chinese automotive aftermarket business and sell products in the aftermarket for replacement purposes. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road, there has been an increasing demand for replacement parts in the aftermarket. We have an aftermarket sales network including 26 authorized distributors covering seven regions nationwide in China. These distributors sell only products under the “SORL” trademark to over 2,000 Chinese distributors or sub-distributors. We provide product technical services to these distributors, and also conduct periodic performance evaluations, and reserve the right to terminate the distributorship of those with frequent delinquencies or poor sales records.

International Markets - With the recovery of global economy and customers' confidence in the growth of economy in 2011, our export sales increased. We regard increasing our export sales as an important way to upgrade brand and expand market share.

DISTRIBUTION

We ship finished products directly to OEM customers. Our products are distributed to aftermarket customers in China through a network of 26 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2011, we had 195 technical staff members, consisting of 75 holding Engineer or Senior Engineer qualifications. Our technical staff included seven information technology specialists, 118 for new product development and design techniques, 13 for measurement and testing, 11 for Management Information System, and the other 46 persons were quality management engineers.

In addition to our own technical force, we had cooperation arrangements with leading universities in the automotive engineering field, including:



In 2010, SORL created two new post-doctoral research programs. The first is by the establishment of the Automobile Institute of Jilin University to research electric vehicle braking energy recovery controlling systems. The second program is a partnership with the Beijing University of Technology to research die-casting aluminum oxide film for application onto auto parts.

Tongji University at Shanghai and Harbin Institute of Technology: We have a contract for co-development of electronically controlled braking systems and automotive master cable technology with these universities; and

	Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University: We had a contract for Management Information System projects, including the development of application software for product design innovation and production management.

Pursuant to the arrangements with these universities, we have priority rights to acquire the intellectual property that is developed. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment upon development of the technology.

We also consulted with the technical staff of the Ruili Group from time to time on a no-cost basis. We collaborate with other industry research groups, such as the research centers of FAW Group and Dongfeng Group.

Capitalizing on these resources, we have successfully developed innovative products and technologies, such as a new type of clutch servo with sensor; a combined air dryer with a built in temperature-control device and unloader; and an inner-breath spring chamber that enables internal air circulation.

We own a full range of processing equipment required for development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, we are capable of designing and making over 90% of the technical devices, such as tools, jigs and molds, that are required for producing prototypes. In addition, the partnership with Tsinghua University and Zhejiang University in developing software for application in new product design system has resulted in substantial time savings in the new product development cycle.

Patented Technologies

We continued to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 107 patents and have filed applications for 60 other patents and two applications for Patent Cooperation Treaty (“PCT”) protection which is an international agreement for filing patent applications effective in up to 117 countries.

Trademarks

Our principal trademark is “SORL” which we licensed on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2012 and we have an agreement with the Ruili Group that the license will be extended if the trademark registration for the trade name is extended. The company expects to renew the license from Ruili Group on a royalty free basis in 2012. The Ruili Group obtained a registration for “SORL” from the World Intellectual Property Organization and registered the trademark in the United States in 2007.

PRODUCTION

We own the largest commercial vehicle air brake systems manufacturing facility by sales in China. We are seeking to expand our production capacity. We have re-deployed and streamlined our production / assembly lines, enabling us to rapidly expand our production capacity to meet increasing market demands for our products. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the US, Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors.

In September 2007, the Joint Venture purchased land rights, a manufacturing plant and office building with a total floor area of 712,333 square feet, from the Ruili Group. The Joint Venture previously leased part of the facility from the Ruili Group and occupied approximately 50% of the facility. As a result of this transaction, our production space is expected to meet our growth demand for the near future.

ENVIRONMENT

In 2006, we were granted ISO14001 certification on environmental management (ISO 14000 is a family of standards related to environmental management that exists to help organizations minimize the negative impact of their operations on the environment and comply with applicable environmental laws, regulations, and rules) and OHSAS18001 certification on health and safety management, which reflects the Company’s commitment to workplace safety, health and environmental protection. We conduct staff training to enhance awareness of environmental protection. We seek in all phases of our operations to employ practices for environment friendly production, reducing or preventing pollution, and reduction of energy consumption and manufacturing costs. For example, noise intensity is listed as one of the criteria in the selection of new equipment; waste water is stored, purified and recycled in the production process; and compressing machines are used in the disposal of aluminum and steel scraps, saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials used generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and price competition. We maintain relationships with over twenty material suppliers. In 2011, the three largest suppliers were Shanghai Jinshi Materials Co., Ltd., Shanghai JiYong Shiye Co., Ltd. and Hangzhou Steel Corporation, which together accounted for 17.2% of the aggregate of raw materials we purchased. Among these companies, only Shanghai Jinshi Materials Co., Ltd., which accounted for 8.7%, was the source of more than 5% of total raw material purchases.

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

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that the most important factor to understand the Chinese automobile industry is the country’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2009, 2010 and 2011 was 8.7%, 10.3% and 9.2% respectively.

The government of China has stated its intention to pursue continued economic growth and development.

THE CHINESE LEGAL SYSTEM

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states of the United States. Similarly, the accounting laws in the People’s Republic of China mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles (GAAP). The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Joint Venture will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Since 1979, the Chinese government reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3,319 employees, all of whom are employed full time: 80 for quality control, 195 technical staff, 110 sales and marketing staff, 2,867 production workers and 67 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers agree to three years of employment and hourly workers agree to three years of Employment. Employment contracts with all employees comply with relevant laws and regulations of China.

The Joint Venture is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with those regulations, the Joint Venture’s management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees. The Joint Venture has, as required by law, established special funds for enterprise development, employee welfare and incentives, as well as a general reserve. In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities.

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

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our Chief Executive Officer, Mr. Xiao Ping Zhang, is the founder of and employed at the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected, or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain technology. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

Our operations depend highly on Messrs. Xiao Ping Zhang, our Chief Executive Officer, and Jin Rui Yu, our Chief Operating Officer, and a small number of other executives, and the loss of any such executive could adversely affect our ability to conduct our business.

The success of our operations depends greatly on a small number of key managers, particularly, Mr. Xiao Ping Zhang and Ms. Jin Rui Yu. The loss of the service of Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business. Even if we are able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts.

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

Although no customer individually accounted for more than 10% of our revenues for the fiscal year ended December 31, 2011, our three largest customers accounted for approximately 16.1% and 18.9% of our revenues in each of 2011 and 2010. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. Currently we own 107 patents and have filed applications for 60 other patents and two applications for Patent Cooperation Treaty which is an international agreement for filing patent applications having effect in up to 117 countries. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

In 2011, approximately 46.9% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

In order to maintain our listing on the Nasdaq Global Market, we will be required to comply with Nasdaq rules which include rules regarding minimum shareholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to continue to satisfy the listing maintenance requirements of the Nasdaq Global Market and other applicable Nasdaq rules. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock could be subject to delisting. If our common stock is delisted, trading, if any, of our common stock would thereafter be conducted in the over-the-counter (OTC) market, in the so-called “OTC Pink” or on the Financial Industry Regulatory Authority (FINRA)’s Over-the-Counter Bulletin Board (OTCBB). As a consequence of any such delisting, our share price could be negatively affected and our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

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

Currently, the official currency of the PRC, Renminbi (RMB), is not a freely convertible currency and the restrictions on currency exchanges in China may limit our ability to use revenues generated in RMB to fund our business activities outside China or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, the PRC government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade-and service-related foreign exchange transactions, foreign debt service and payment of dividends. In accordance with the existing foreign exchange regulations in China, our PRC joint venture may pay dividends in foreign currencies, without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. The PRC government may, however, at its discretion, restrict access in the future to foreign currencies for current account transactions and prohibit us from converting our RMB-denominated earnings into foreign currencies. If this occurs, our PRC joint venture may not be able to pay us dividends in foreign currency without prior approval from SAFE. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in China and companies are required to open and maintain separate foreign exchange accounts for capital account items.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, and his brother, Xiao Feng Zhang, a member of our board of directors, hold approximately 49.7% and 6.2% as of December 31, 2011, respectively, of the Company’s common stock. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, was one of the most sweeping laws to affect U.S. publicly - traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations imposes substantial burdens in terms of financial expense and commitment of personnel. There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of these regulations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, SORL Auto Parts, Inc. was approved for listing its common shares on the NASDAQ Capital Market and commenced trading its shares on NASDAQ under the symbol “SORL”. The Company was further approved for listing on the NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our common stock for each quarter ended during 2011 and 2010 are as follows:

Quarter Ended	High	Low

2011
First Quarter	8.88	6.06
Second Quarter	6.24	3.50
Third Quarter	5.45	3.18
Fourth Quarter	3.60	2.28

2010
First Quarter	12.81	7.95
Second Quarter	11.20	8.32
Third Quarter	9.38	7.61
Fourth Quarter	10.08	8.40

During February 2010, we sold one million shares of our common stock in a registered direct offering to selected institutional investors, at an offering price of $10.00 per share. Gross proceeds were $10 million, and net proceeds to us, after expenses and underwriting compensation, were $9.4 million. The proceeds of the offering will be used for general corporate purposes.

Stockholders

At March 17, 2012, we had approximately 501 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name”.

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

On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(an unaffiliated third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The Company paid a fee of $641,484 to this third party, which was accounted for as financing expense in the accompanying condensed consolidated financial statements.

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

REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collection is probable. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: Education Tax and City Construction Tax.

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

RESULTS OF OPERATIONS

Year ended December 31, 2011 as compared to year ended December 31, 2010:

	Years Ended December 31,

	2011	%	2010	%
Sales
	(U.S. dollars in million)
Commercial vehicle brake systems, etc.	$170.6	79%	$153.5	77%
Passenger vehicle brake systems, etc.	$46.2	21%	$45.9	23%

Total	$216.8	100%	$199.4	100%

Total net sales were $216,788,518 and $199,365,154 for the fiscal years ended December 31, 2011 and 2010, respectively, representing an increase of $17.4 million or 8.7% year over year.

The sales from commercial vehicle brake systems increased by $17.1 million or 11.1%, to $170.6 million for the fiscal years ended December 31, 2011, compared to $153.5 million for the same period of 2010.

The sales from passenger vehicle brake systems increased by $0.3 million or 0.7%, to $46.2 million for the fiscal years ended December 31, 2011, compared to $45.9 million for the same period of 2010.

A breakdown of net sales revenue for our three principal markets, Chinese domestic OEM market, Chinese domestic aftermarket and international markets, in 2011 and 2010 was as follows:

	Years Ended December 31,

	2011	Percent of	2010	Percent of	Percentage
		Total sales		Total sales	Change
	(U.S. dollars in million)
China OEM market	$115.1	53.1%	$117.4	58.9%	-2.0%
China Aftermarket	$44.6	20.6%	$33.5	16.8%	33.1%
International market	$57.1	26.3%	$48.5	24.3%	17.7%

Total	$216.8	100.0%	$199.4	100%	8.7%

Starting in early 2011, China’s specialty truck and cargo truck markets was stagnant, with declines experienced in several months. There are two main causes for this: first, the Chinese government’s auto-related stimulus policies of 2009 and 2010 accelerated commercial vehicle purchases into those time periods, and sales were weakened following the expiry of the government’s stimulus policies. Second, economic policies adopted by the Chinese government to help control domestic inflation, especially tighter regulation in the real estate market, caused a deceleration of economic and investment growth in China.  These factors negatively affected the Chinese automotive market, particularly for commercial vehicles. SORL made inroads into construction equipment and expanded its market share in the bus market, which partially offset the effects of these declines. Our OEM sales for the year of 2011 declined 2.0% from 2010, to $115.1 million, which management considers a solid performance in view of these difficult market conditions.

Our sales to the Chinese aftermarket increased by $11.1 million or 33.1%, to $44.6 million for the year of 2011, compared to $33.5 million for the year of 2010. The increased number of vehicles in service in China and the expiration of OEM warranties helped increase our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew for the year of 2011. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales increased by $8.6 million or 17.7%, to $57.1 million for the year of 2011, as compared to $48.5 million for the same period of 2010. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to:

(1) Improved customer confidence as the global economy recovers,

(2) Enhanced SORL brand image through industry exhibitions,

(3) Maintenance of our customer base and market position while penetrating new markets and capturing new customers,

(4) Building a stronger international marketing network focused on exploring high-value foreign markets, and actively marketing to the large automotive chain stores that directly sell to end users.

(5) Further targeting the international OEM market by actively supporting initiatives that promote our overseas sales.

COST OF SALES AND GROSS PROFIT

Cost of sales for the fiscal year ended December 31, 2011 increased to $156.8 million from $141.2 million for the fiscal year ended December 31, 2010, a $15.6 million or 11.0% increase, consistent with the increase in revenues.

Gross profit for the fiscal year ended December 31, 2011, increased by approximately $1.9 million or 3.2% to $60.0 million from $58.1 million for the fiscal year ended December 31, 2010.

Gross margin decreased by approximately 1.5 percentage points, from 29.2% in 2010 to 27.7% in 2011. Gross margin was affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from commercial vehicle brake systems for the fiscal year ended December 31, 2011 were $121,848,253 an increase of $14,964,472 or 14.0% from $106,883,781 for the same period last year. The gross profit from commercial vehicle brake systems increased by 4.5% to $48,735,731 for the year of 2011 from $46,619,010 for the year of 2010. Gross margin from commercial vehicle brake systems decreased to 28.6% for the fiscal year ended December 31, 2011 from 30.4% in 2010. The decrease is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the fiscal year ended December 31, 2011 were $34,936,472 an increase of $591,290 or 1.7% from $34,345,182 for the same period in 2010. The gross profit from passenger vehicle brake systems decreased by 2.2% to $11,268,062 for the year of 2011 from $11,517,181 for the year of 2010 . Gross margin from passenger vehicle brake systems decreased to 24.4% for the fiscal year ended December 31, 2011 from 25.1% in 2010. The decrease is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

SELLING EXPENSES

Selling expenses were $14,290,988 for the year ended December 31, 2011, as compared to $13,466,981 for the year ended December 31, 2010, an increase of $824,007 or 6.1%. The increase was mainly due to the increased transportation expense as a result of increased sales. As a percentage of sales revenue, selling expenses decreased to 6.6% for the year ended December 31, 2011, as compared to 6.8% for the same period in 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $13,818,136 for the year ended December 31, 2011, as compared to $11,761,401 for the fiscal year ended December 31, 2010, an increase of $2.1 million or 17.5%. The increase was mainly due to increased labor expenses and expenses for business expansion, consistent with the increase in revenues. As a percentage of sales revenue, general and administrative expenses increased to 6.4% for the fiscal year ended December 31, 2011, as compared to 5.9% for the same period in 2010.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $9,002,744 for the fiscal year ended December 31, 2011, as compared with $7,223,705 for the fiscal year ended December 31, 2010, an increase of $1.8 million or 19.7%. The Company will continue to invest in new product development, particularly in upgrading traditional products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $7,224,777 or 25.9% for the fiscal year ended December 31, 2011, compared with depreciation and amortization expense of $5,351,778 for the fiscal year ended December 31, 2010.

The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the fiscal year ended December 31, 2011 increased by $2,089,378 to $3,217,155 from $1,127,777 for the same period of 2010, mainly due to increased interest expense and the financing expense associated with our capital lease transaction. On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(an unaffiliated third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The Company paid a fee of $641,484 to this third party, which was accounted for as financing expense in the accompanying condensed consolidated financial statements.

OTHER INCOME

For the fiscal year ended December 31, 2011, other income was $1,567,950 compared with $826,700 for the fiscal year ended December 31, 2010, an increase of $741,250 or 47.2%. The increase was mainly due to an increase in sales of raw material scrap for the year of 2011.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. Thus, our effective income tax rate was 15% for years 2009 through 2011.

Income tax expense of $2,664,052 and $2,751,913 was recorded for the year of 2011 and 2010, respectively.

STOCK—BASED COMPENSATION

There were no options or warrants outstanding as of December 31, 2011.

Although the Company anticipates future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flow.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,631,135 and $2,041,245 for the fiscal year ended December 31, 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the fiscal year ended December 31, 2011 decreased by $3,697,004, to $16,671,819 from $20,368,823 for the fiscal year ended December 31, 2010 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2011 and 2010, were $0.86 and $1.06 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided from operating activities was $7,649,520 for the fiscal year ended December 31, 2011, as compared to $12,264,031 of net cash provided by operating activities for the fiscal year ended December 31, 2010, a decrease of $4.6 million, primarily due to the increased cash outflow resulted by changes in deposits received from customers and inventories.

At December 31, 2011, the Company had cash and cash equivalents of $17,116,692, an increase of $10,425,614 or 60.9% as compared to cash and cash equivalents of $6,691,078 at December 31, 2010. The Company had working capital of $115,128,075 at December 31, 2011, an increase of $26,867,915 or 23.3% as compared to working capital of $88,260,160 at December 31, 2010, reflecting current ratios of 3.31:1 and 3.03:1, respectively.

INVESTING - For the fiscal year ended December 31, 2011, the Company utilized $8,307,035 in investing activities. During the fiscal year ended December 31, 2010, the Company expended net cash of $41,892,194 in investing activities for acquisition of the segments of the automotive parts business and new equipment to support the growth of our business.

FINANCING – For the fiscal year ended December 31, 2011, net cash provided by financing activities was $10,499,046. The Company repaid bank loans of $658,836 for the fiscal year ended December 31, 2011. On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(a third party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The sale price of the manufacturing equipment was $13,209,492. As related to this transaction, the Company put down a security deposit of $1,879,890 to be refunded back to the Company after the end of the lease.

In 2010, we received the proceeds of bank loans in the amount of $15,529,510 under our credit facilities and received net proceeds of approximately $9,399,978 from our public offering. Additionally, $1,038,900 was contributed by Ruili Group to the Joint Venture. Net cash provided by financing activities was $25,968,388 for the year of 2010.

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

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2011 and December 31, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Certified Public Accountants | 280 Kenneth Drive, Suite 100 | Rochester, New York 14623 | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SORL Auto Parts, Inc. and Subsidiaries

Delaware

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. SORL Auto Parts, Inc. and Subsidiaries’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

 EFP Rotenberg, LLP

Rochester, New York

March 29, 2012

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and December 31, 2010

		December 31, 2011		December 31, 2010

Assets
Current Assets
Cash and Cash Equivalents	US$	17,116,692	US$	6,691,078
Accounts Receivable, Net of Provision		65,344,441		54,168,856
Bank acceptance notes from customers		17,980,145		27,318,361
Inventory		56,377,556		31,960,053
Prepayments		2,484,026		7,632,674
Other current assets, including $0 and $52,743 from related parties at December 31, 2011 and December 31, 2010, respectively		4,960,061		3,497,659
Deferred tax assets		605,539		398,034
Total Current Assets		164,868,460		131,666,715
Fixed Assets
Machinery		49,879,491		55,889,093
Molds		1,384,825		1,316,374
Office equipment		1,439,305		1,142,754
Vehicle		1,853,111		1,347,516
Building		8,888,723		8,230,424
Machinery held under capital lease		18,166,087		-
Construction in progress		1,503,200		-
Less: Accumulated Depreciation		(30,905,671)		(23,032,160)
Property, Plant and Equipment, Net		52,209,071		44,894,001
Leasehold Improvements in Progress		375,604		424,881

Land Use Rights, Net		15,111,078		14,298,522

Other Non-Current Assets

Intangible Assets		175,871		166,510
Less: Accumulated Amortization		(92,237)		(71,868)
Intangible Assets, Net		83,634		94,642
Security Deposits On Lease Agreement		1,879,890		-
Deferred tax assets
Total Other Non-Current Assets		1,963,524		94,642
Total Assets	US$	234,527,737	US$	191,378,761

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $524,148 and $3,151,493 due to related parties at December 31, 2011 and December 31, 2010, respectively	US$	10,772,396	US$	10,672,514
Bank acceptance notes to vendors		5,589,678		966,373
Deposit Received from Customers		5,074,532		7,484,839
Short term bank loans		16,448,527		15,770,448
Income tax payable		273,781		1,174,976
Accrued Expenses		8,808,788		6,777,830
Current Portion Of Capital Lease Obligations		2,305,125		-
Other Current Liabilities, including $143,950 and $64,600 due to related parties at December 31, 2011 and December 31, 2010, respectively		467,850		559,575
Total Current Liabilities		49,740,677		43,406,555

Non-Current Liabilities
Non-Current Portion Of Capital Lease Obligations		10,469,265		-
Deferred tax liabilities		236,385		171,981
Total Non-Current Liabilities		10,705,650		171,981

Total Liabilities	US$	60,446,327		43,578,536

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2011 and December 31, 2010		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized,
19,304,921 and 19,304,921 issued and outstanding as of
December 31, 2011 and 2010		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		8,375,392		6,641,547
Accumulated other comprehensive income		21,910,957		14,731,607
Retained Earnings		84,610,260		69,672,286
Total SORL Auto Parts, Inc. stockholders' equity		157,134,232		133,283,063
Noncontrolling Interest In Subsidiaries		16,947,178		14,517,162
Total Equity		174,081,410		147,800,225
Total Liabilities and Stockholders' Equity	US$	234,527,737	US$	191,378,761

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For Years Ended on December 31, 2011 and 2010

		2011	2010

Sales	US$	216,788,518	199,365,154
Include: sales to related parties		2,392,090	1,304,624
Cost of Sales		156,784,725	141,228,963

Gross Profit		60,003,793	58,136,191

Expenses:
Selling and Distribution Expenses		14,290,988	13,466,981
General and Administrative Expenses		13,818,136	11,761,401
Research and development expenses		9,002,744	7,223,705
Financial Expenses		3,217,155	1,127,777

Total Expenses		40,329,023	33,579,864

Operating Income		19,674,770	24,556,327

Other Income		1,567,950	826,700
Non-Operating Expenses		(275,714)	(221,046)

Income Before Provision for Income Taxes		20,967,006	25,161,981

Provision for Income Taxes		2,664,052	2,751,913

Net Income	US$	18,302,954	22,410,068

Other Comprehensive Income - Foreign Currency Translation Adjustment		7,978,225	4,213,528

Total Comprehensive Income		26,281,179	26,623,596

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		1,631,135	2,041,245

Other Comprehensive Income Attributable to Non-controlling Interest's Share		798,875	421,624

Total Comprehensive Income Attributable to Non-controlling Interest's Share		2,430,010	2,462,869

Net Income Attributable to Stockholders		16,671,819	20,368,823

Other Comprehensive Income Attributable to Stockholders		7,179,350	3,791,904

Total Comprehensive Income Attributable to Stockholders		23,851,169	24,160,727

Weighted average common share - Basic		19,304,921	19,304,921

Weighted average common share - Diluted		19,304,921	19,304,921

EPS - Basic		0.86	1.06

EPS - Diluted		0.86	1.06

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended on December 31,2011 and 2010

		2011	2010

Cash Flows from Operating Activities
Net Income	US$	18,302,954	22,410,068
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Bad Debt Expense		542,585	256,097
Depreciation and Amortization		7,224,777	5,351,778
Changes in Assets and Liabilities:
Accounts Receivable		(9,026,257)	(5,088,446)
Bank acceptance notes from customers		10,466,157	(13,617,416)
Other Current Assets		(1,509,742)	1,955,374
Inventory		(22,220,187)	(7,051,537)
Prepayments		2,170,550	157,299
Deferred tax assets		(182,516)	(168,510)
Accounts Payable and Bank acceptance notes to vendors		4,026,414	1,588,281
Income Tax Payable		(937,270)	596,693
Deposits Received from Customers		(2,723,038)	3,644,043
Other Current Liabilities and Accrued Expenses		1,460,858	2,169,513
Deferred tax liabilities		54,235	60,794
Net Cash Flows from Operating Activities		7,649,520	12,264,031

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(9,226,314)	(16,928,230)
Proceeds of disposal of fixed assets		920,043	-
Acquisition of automotive parts business		-	(24,963,964)
Acquisition of Intangible Assets		(764)	-
Net Cash Flows from Investing Activities		(8,307,035)	(41,892,194)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(658,836)	15,529,510
Proceeds from capital lease obligations, net of security deposit		11,157,882	-
Proceeds from Share Issuance		-	9,399,978
Capital contributed by Minority Stockholders		-	1,038,900

Net Cash flows from Financing Activities		10,499,046	25,968,388

Effects on changes in foreign exchange rate		584,083	95,594

Net Change in Cash and Cash Equivalents		10,425,614	(3,564,181)

Cash and Cash Equivalents- Beginning of the year		6,691,078	10,255,259

Cash and cash Equivalents - End of the year	US$	17,116,692	6,691,078

Supplemental Cash Flow Disclosures:
Interest Paid		2,480,385	550,393
Tax Paid		3,730,029	2,961,875

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For Years Ended on December 31,2011 and 2010

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
			Capital		(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2010	18,304,921	36,609	55,268,604	4,554,601	51,390,409	10,939,703	122,189,926	13,511,789	135,701,715

Net Income					20,368,823		20,368,823	2,041,245	22,410,068

Other Comprehensive Income(Loss)						3,791,904	3,791,904	421,624	4,213,528

Common stock issued in public offering	1,000,000	2,000	9,397,978				9,399,978		9,399,978

Capital contributed by Minority S/H								1,038,900	1,038,900

Acquisition of the automotive parts business of Ruili Group Co., Ltd.			(22,467,568)				(22,467,568)	(2,496,396)	(24,963,964)

Transfer to reserve				2,086,946	(2,086,946)		-	-

Ending Balance - December 31, 2010	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
			Capital		(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					16,671,819		16,671,819	1,631,135	18,302,954

Other Comprehensive Income(Loss)						7,179,350	7,179,350	798,875	7,978,225

Capital contributed by Minority Stockholders								6	6

Transfer to reserve				1,733,845	(1,733,845)		-	-	-

Ending Balance - December 31, 2011	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

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

(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 7.0% per annum. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

g. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h. INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. The Company has made salability evaluation and did not find material impairment as December 31, 2011.

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

r. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 505-50. FASB ASC 505-50 revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. FASB ASC 505-50requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The Company has adopted FASB ASC 505-50as of January 1, 2005. Refer to Note 26: stock compensation plan for additional information on our stock option plan and related stock-based compensation expense.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

The following related party transactions occurred for the fiscal year ended December 31, 2011 and 2010:

	December 31,
	2011	2010
PURCHASES FROM:
Ruili Group Co., Ltd.	$6,392,197	$4,170,084
Total Purchases	$6,392,197	$4,170,084

SALES TO:
Ruili Group Co., Ltd.	2,392,090	1,304,624
Total Sales	$2,392,090	$1,304,624

	December 31,
	2011	2010
OTHER ACCOUNTS RECEIVABLE TO RELATED PARTIES
MGR Hong Kong Limited	$—	$52,743
Total	$—	$52,743

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruili Group Co., Ltd.	$524,148	$3,151,493
Total	$524,148	$3,151,493

OTHER PAYABLES TO RELATED PARTIES
MGR Hong Kong Limited	25,559	60,376
Ruili Group Co., Ltd.	$118,391	$4,224
Total	$143,950	$64,600

NOTE 4 - ACCOUNTS RECEIVABLE

The changes in the allowance for doubtful accounts at December 31, 2011 and December 31, 2010 were summarized as follows:

	December 31, 2011	December 31, 2010
Beginning balance	$319,687	$57,823
Add: Increase to allowance	572,768	261,864
Less: Accounts written off	—	—

Ending balance	$892,455	$319,687

	December 31, 2011	December 31, 2010
Accounts receivable	$66,236,896	$54,488,543
Less: allowance for doubtful accounts	(892,455)	(319,687)

Account receivable balance, net	$65,344,441	$54,168,856

NOTE 5 - INVENTORIES

On December 31, 2011 and December 31, 2010, inventories consisted of the following:

	December 31, 2011	December 31, 2010
Raw Material	$13,019,592	$6,762,760
Work in process	16,576,415	3,704,236
Finished Goods	26,781,549	21,493,057
Total Inventory	$56,377,556	$31,960,053

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Machinery	$49,879,491	$55,889,093
Molds	1,384,825	1,316,374
Office equipment	1,439,305	1,142,754
Vehicle	1,853,111	1,347,516
Building	8,888,723	8,230,424
Machinery held under capital lease	18,166,087	-
Construction in progress	1,503,200	-
Sub-Total	83,114,742	67,926,161

Less: Accumulated depreciation	(30,905,671)	(23,032,160)

Fixed Assets, net	$52,209,071	$44,894,001

Depreciation expense charged to operations was $6,739,711 and $4,934,712 for the fiscal year ended December 31, 2011 and 2010, respectively.

NOTE 7 -LEASEHOLD IMPROVEMENTS

	2011	2010
Cost:	$517,011	$492,544
Less: Accumulated amortization:	(141,407)	(67,663)
Leasehold Improvements In Progress, net	$375,604	$424,881

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

NOTE 8 – LAND USE RIGHTS

	December 31,2011	December 31,2010
Cost:	$16,677,470	$15,404,955
Less: Accumulated amortization:	(1,566,392)	(1,106,433)
Land use rights, net	$15,111,078	$14,298,522

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate. However, the Company has applied to obtain the land use right certificate. Amortization expenses were $393,405 and $335,240 for the year of 2011 and 2010, respectively.

NOTE 9 - INTANGIBLE ASSETS

Gross intangible assets were $175,871, less accumulated amortization of $92,237 for net intangible assets of $83,634 as of December 31, 2011. Gross intangible assets were $166,510, less accumulated amortization of $71,868 for net intangible assets of $94,642 as of December 31, 2010. Amortization expenses were $16,282 and $15,559 for the fiscal years ended December 31, 2011 and 2010 respectively. Future estimated amortization expense is as follows:

2012	2013	2014	2015	2016	Thereafter
$16,743	$16,743	$13,574	$11,990	$11,990	$12,594

NOTE 10 - PREPAYMENT

Prepayment consisted of the following as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Raw material suppliers	$1,773,877	$5,358,706
Equipment purchase	710,149	2,273,968

Total prepayment	$2,484,026	$7,632,674

NOTE 11- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2011 and December 31, 2010 comprise the following:

	Dec 31, 2011	Dec 31, 2010
Deferred tax assets - current
Provision	133,049	47,173
Subsidiary's operating loss carryforwards	―	―
Warranty	578,225	477,526
Deferred tax assets	711,274	524,699
Valuation allowance	―	―
Net deferred tax assets - current	711,274	524,699

Deferred tax liabilities - current
Revenue (net off cost)	105,735	126,665
Deferred tax liabilities - current	105,735	126,665

Net deferred tax assets - current	605,539	398,034

Deferred tax liabilities - non-current
Land use right	236,385	171,981
Deferred tax liabilities - non-current	236,385	171,981

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

NOTE 12 – BANK ACCEPTANCE NOTES TO VENDORS

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

Bank acceptance notes to vendors were $5,589,678 and $966,373 as of December 31, 2011 and 2010, respectively. The Company has pledged bank acceptance notes from customers of $2,809,123 to secure the bank acceptance notes to vendors granted by banks. The maturity date of the bank acceptance notes to vendors was from February 3, 2012 to June 23, 2012.

NOTE 13 - BANK LOANS

Bank loans represented the following as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Secured	$16,448,527	$15,770,448

Less: Current portion	$(16,448,527)	$(15,770,448)

Non-current portion	$—	$—

   The Company obtained those short term loans from Bank of China, Agricultural Bank of China and Bank of Shanghai, respectively, to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from 4.37% to 6.67% per annum. The maturity dates of the loans ranged from March 11, 2012 to May 15, 2012.

Corporate or personal guarantees were provided for those bank loans as follows:

$8.9 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$7.5 M	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE 14 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Accrued payroll	$1,626,544	$1,940,649
Accrued warranty expenses	3,854,832	3,183,502
Other accrued expenses	3,327,412	1,653,679
Total accrued expenses	$8,808,788	$6,777,830

NOTE 15 –CAPITAL LEASE OBLIGATIONS

	December 31,	December 31,
	2011	2010

Total Capital Lease Obligations	$12,774,390	$—

Less: Current portion	$(2,305,125)	$—

Non-current portion	$10,469,265	$—

The capital lease obligation was under the agreement with International Far Eastern Leasing Co., Ltd., which was disclosed in Note 7, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. International Far Eastern Leasing Co., Ltd. is the subsidiary of China Sinochem Corporation (the world's top 500 enterprises). As related to this transaction, the Company made a security deposit of $1,879,890 to be refunded back to the Company after the end of the lease.

NOTE 16 – RESERVE

The reserve funds were comprised of the following:

	December 31,	December 31,
	2010	2010
Statutory surplus reserve fund	$8,375,392	$6,641,547
Total	$8,375,392	$6,641,547

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

NOTE 17 - INCOME TAXES

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the fiscal year ended on December 31, 2011 and 2010 is as follows:

	December -31-2011	December -31-2010
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	-3.19%
Other items	-2.29%	-0.87%

Effective tax rate	12.71%	10.94%

	December-31-2011	December -31-2010
Computed income tax provision at the statutory rate	$5,482,250	$6,476,844
Tax exemption	(2,192,900)	(2,590,738)
Tax refund	―	(914,872)
Deferred tax provision	(128,281)	(116,579)
Current period permanent differences and other reconciling items	(497,017)	(102,742)
Total income taxes	$2,664,052	$2,751,913

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31, 2011. No valuation allowance is deemed necessary. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2011, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2011 and 2010, respectively, are summarized as follows:

	2011	2010

Current	$2,792,333	$2,868,492
Deferred	(128,281)	(116,579)

Total	$2,664,052	$2,751,913

The Company adopted the provisions of FASB ASC 740-10, on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007 and as of December 31, 2011 and 2010, the Company has no unrecognized tax benefits.

NOTE 18 –NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $1,631,135 and $2,041,245 for the fiscal year ended December 31, 2011 and 2010, respectively.

	2011	2010
10% non-controlling interest in Ruian	$1,926,495	$2,318,829
40% non-controlling interest in SIH	$(295,360)	(277,584)

Total	$1,631,135	2,041,245

NOTE 19 - LEASES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2007 to December 2011 for one of the apartment buildings and from January 2007 to December 2012 for the other. In December 2011, a new lease agreement was signed for the lease of two apartment buildings. The lease term is from January 2012 to December 2016.

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

The lease expenses were $1,204,399 and $849,119 for the year. Future minimum rental payments for the years ended December 31, are as follows:

	2012	2013	2014	2015	2016	Thereafter

Operating Lease Commitments	$1,131,091	$1,057,093	$1,057,093	$1,057,093	$1,057,093	$2,661,359

NOTE 20 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $346,621 and $1,303 for the fiscal years ended December 31, 2011 and 2010, respectively.

NOTE 21 - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $9,002,744 and $7,223,705 for the fiscal years ended December 31, 2011 and 2010, respectively.

NOTE 22 - WARRANTY CLAIMS

Warranty claims were $3,854,832 and $3,183,502 for the fiscal year ended on December 31, 2011 and 2010 respectively. The movement of accrued warranty expenses for fiscal year 2011 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2011	3,183,502
Aggregate reduction for payments made	(1,739,352)
Aggregate increase for new warranties issued during current period	2,410,682
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at December 31, 2011:	3,854,832

NOTE 23– SEGMENT INFORMATION

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

	Year Ended December 31,
	2011	2010

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$170,583,984	$153,502,791
Passenger vehicles brake systems	46,204,534	45,862,363

Net sales	$216,788,518	$199,365,154
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	12,817,372

Intersegment sales	$—	$12,817,372
GROSS PROFIT
Commercial vehicles brake systems	$48,735,731	$46,619,010
Passenger vehicles brake systems	11,268,062	11,517,181
All other	—	—
Gross profit	$60,003,793	$58,136,191
Selling and distribution expenses	14,290,988	13,466,981
General and administrative expenses	13,818,136	11,761,401
Research and development expenses	9,002,744	7,223,705
Financial Expenses	3,217,155	1,127,777
Income (loss) from operations	19,674,770	24,556,327
Other income (expense), net	1,292,236	605,654
Income (loss) before income tax expense (benefit)	$20,967,006	$25,161,981
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$7,289,392	$16,037,535
Passenger vehicles brake systems	1,937,686	24,963,964

Total	$9,227,078	$41,001,499
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$5,707,574	$4,029,064
Passenger vehicles brake systems	1,517,203	1,322,714

Total	$7,224,777	$5,351,778

	31-Dec-11	31-Dec-10

TOTAL ASSETS
Commercial vehicles brake systems	$185,276,912	$152,778,427
Passenger vehicles brake systems	49,250,825	38,600,334

Total	$234,527,737	$191,378,761

	31-Dec-11	31-Dec-10

LONG LIVED ASSETS
Commercial vehicles brake systems	$55,030,829	$51,303,508
Passenger vehicles brake systems	14,628,448	8,408,538

Total	$69,659,277	$59,712,046

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

NOTE 24 – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts for the fiscal year ended on December 31, 2011 and 2010.

NOTE 25 – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $4,481,592 and $3,881,842 for the fiscal year ended on December 31, 2011 and 2010, respectively.

NOTE 26 - STOCK COMPENSATION PLAN

The amortization of deferred stock-based compensation was both $0 for the fiscal year ended December 31, 2011 and 2010, respectively. There were no options or warrants outstanding as of December 31, 2011.

NOTE 27 - COMMITMENTS AND CONTINGENCIES

(1) According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has not yet obtained the land use right certificate.

(2) The information of lease commitments is provided in Note 15.

NOTE 28 - OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 29 – RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

For the fiscal year ended December 31, 2011, the Company has reclassified Research and Development Expenses and Deferred Tax Assets/Liabilities to facilitate a year over year comparison with the same period of 2010.

NOTE 30 – THE ACQUISITION AND COMBINATION OF OPERATIONS REPORTING

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

NOTE 31 – BUSINESS ACQUISITION

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

NOTE 32 – RESTRICTED NET ASSETS

Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, our PRC subsidiaries and our affiliated PRC entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. As of December 31, 2011 and 2010, the amounts of our restricted net assets were approximately $8.4 million and $6.6 million, respectively.

NOTE 33 – SUBSEQUENT EVENTS

The Company has no significant subsequent events from December 31, 2011 through the consolidated financial statements issue date.

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

Financial information of parent company
BALANCE SHEETS

	December 31,2011	December 31,2010

ASSETS
Current Assets:
Cash and cash equivalents	$81,275	$79,361
Other current assets	4,661	6,161
Total current assets	85,936	85,522
Deferred compensation cost-stock options	-	-
Investments in subsidiaries	139,097,810	121,759,356

TOTAL ASSETS	$139,183,746	$121,844,878

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,919,988	2,687,575
Total current liabilities	2,919,988	2,687,575
Total liabilities	2,919,988	2,687,575
Shareholders' equity:
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2010 and December 31, 2009	-	-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 18,304,921 issued and outstanding as of December 31, 2010 and December 31, 2009	38,609	38,609
Additional paid-in capital	42,199,014	42,199,014
Retained earnings	94,026,135	76,919,680
Total shareholders' equity	136,263,758	119,157,303

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$139,183,746	$121,844,878

Financial Information of parent company
STATEMENTS OF INCOME

	Year Ended Dec 31,
	2011	2010

Equity in earnings of subsidiaries	$17,338,454	$20,869,462
General and administrative expenses	233,913	3,110
Financial expenses	(1,914)	220

Net income attributable to shareholders	$17,106,455	$20,866,132

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	0.89	1.08

EPS - Diluted	0.89	1.08

Financial Information of parent company
STATEMENTS OF CASHFLOWS

	Year Ended Dec 31,
	2011	2010

Cash flow from operating activities:
Net income	$17,106,455	$20,866,132
Adjustments to reconcile net income to net cash provided by operating activities :
Equity in earnings of subsidiaries	(17,338,454)	(20,869,462)
Stock-Based Compensation Expense	-	-
Changes in other current assets	-	(9,400,000)
Changes in other current liabilities	233,913	9,400,000
Net cash provided by operating activities	$1,914	$(3,330)

Cash flows from investing activities:
Investment in subsidiaries	$-	$(9,350,000)
Net cash (used in) provided by investing activities	$-	$(9,350,000)

Cash flows from financing activities:
Proceeds from Share Issuance	$-	$9,399,978
Net cash provided by (used in) financing activities	$-	$9,399,978

Net change in increase in cash and cash equivalents	$1,914	$46,648
Cash and cash equivalents, beginning of period	79,361	32,713
Cash and cash equivalents, end of period	$81,275	$79,361

Financial Information of parent company
For Years Ended on December 31, 2011 and 2010

	Number	Common	Additional	Retained
	of Share	Stock	Paid-in	Earnings	Shareholders'
			Capital	(Deficit)	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	76,919,680	119,157,303

Net Income				17,106,455	17,106,455

Ending Balance - December 31, 2011	19,304,921	38,609	42,199,014	94,026,135	136,263,758

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and key employees, their ages and the positions they held as of December 31, 2011.

Name	Age	Position

Xiao Ping Zhang	49	Chief Executive Officer and Chairman
Xiao Feng Zhang	44	Director
Zong Yun Zhou	57	Chief Financial Officer
Jin Rui Yu	37	Chief Operating Officer

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors–Committees of the Board of Directors–Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors–Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. List of Exhibits. See the Exhibit Index for a list of the exhibits incorporated by reference or filed with this report.

(a)	1.	Financial Statements.

See Item 8 for the financial statements filed with this report.

	2.	Financial Statement Schedules.

See Item 8 of this report

(b)	Exhibits required by Item 601 of Regulation S-K.

	1.	Financial Statements.

See Item 8 for the financial statements filed with this report.

	2.	Financial Statement Schedules.

See Item 8 of this report

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

10.6	Employment Agreement—Jin Rui Yu (6)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

___________

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 7, 2012.

*	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2012.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 29, 2012
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 29, 2012
Zong Yun Zhou

/s/ Jin Rui Yu
Jin Rui Yu	Chief Operating Officer	March 29, 2012
/s/ Xiao Feng Zhang	Director	March 29, 2012
Xiao Feng Zhang

/s/ Li Min Zhang	Director	March 29, 2012
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 29, 2012
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 29, 2012
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 29, 2012
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 29, 2012
Jung Kang Chang

