Form 10-K/A
period 2011-12-31
SORL Auto Parts Inc
filed 2012-03-30
CIK 714284

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

EXPLANATORY NOTE

This Amendment No. 1 to SORL Auto Parts, Inc.’s (the Company”) Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2012, is being filed to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T due to printer’s error.  Exhibit 101 to this Amendment No. 1 to Form 10-K furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s audited consolidated balance sheets as of December 31, 2011 and December 31, 2010, (ii) the Company’s audited consolidated statements of operations for the years ended December 31, 2011 and 2010, (iii) the Company’s audited consolidated statements of cash flows for the years ended December 31, 2011 and 2010, and (iv) the notes to the Company’s audited consolidated financial statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

10.6	Employment Agreement—Jin Rui Yu (6)

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed

_____________

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 7, 2012.

(7)	Previously furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2012.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 30, 2012
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer	March 30, 2012
Zong Yun Zhou

/s/ Jin Rui Yu
Jin Rui Yu	Chief Operating Officer	March 30, 2012
/s/ Xiao Feng Zhang	Director	March 30, 2012
Xiao Feng Zhang

/s/ Li Min Zhang	Director	March 30, 2012
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 30, 2012
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 30, 2012
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 30, 2012
Jiang Hua Feng

/s/ Jung Kang Chang	Director	March 30, 2012
Jung Kang Chang