Form 10-Q
period 2012-03-31
SORL Auto Parts Inc
filed 2012-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of March 31, 2012 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

		March 31, 2012		December 31, 2011
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US	$15,736,035	US	$17,116,692
Accounts Receivable, Net of Provision		65,595,672		65,344,441
Bank acceptance notes from customers		11,272,803		17,980,145
Inventory		53,790,171		56,377,556
Prepayments		5,972,254		2,484,026
Other current assets		3,095,991		4,960,061
Deferred tax assets		688,233		605,539
Total Current Assets		156,151,159		164,868,460
Fixed Assets
Machinery		50,152,349		49,879,491
Molds		1,386,277		1,384,825
Office equipment		1,477,877		1,439,305
Vehicle		1,952,294		1,853,111
Building		8,898,044		8,888,723
Machinery held under capital lease		18,185,136		18,166,087
Construction in progress		1,630,705		1,503,200
Less: Accumulated Depreciation		(32,756,723)		(30,905,671)
Property, Plant and Equipment, Net		50,925,959		52,209,071
Leasehold Improvements in Progress		388,640		375,604

Land Use Rights, Net		15,034,686		15,111,078

Other Non-Current Assets

Intangible Assets		176,055		175,871
Less: Accumulated Amortization		(96,523)		(92,237)
Intangible Assets, Net		79,532		83,634
Security Deposits On Lease Agreement		1,881,861		1,879,890
Total Other Non-Current Assets		1,961,393		1,963,524
Total Assets	US	$224,461,837	US	$234,527,737

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $307,521 and $524,148 due to related parties on March 31, 2012 and December 31, 2011, respectively.	US	$7,367,425	US	$10,772,396
Bank acceptance notes to vendors		670,448		5,589,678
Deposit Received from Customers		5,158,450		5,074,532
Short term bank loans		11,702,079		16,448,527
Income tax payable		742,526		273,781
Accrued Expenses		9,115,202		8,808,788
Current Portion Of Capital Lease Obligations		2,353,696		2,305,125
Other Current Liabilities, including $210,874 and $143,950 due to related parties on March 31, 2012 and December 31, 2011, respectively.		282,083		467,850
Total Current Liabilities	US	$37,391,909		$49,740,677

Non-Current Liabilities
Non-Current Portion Of Capital Lease Obligations		9,874,226		10,469,265
Deferred tax liabilities		250,552		236,385
Total Non-Current Liabilities		10,124,778		10,705,650

Total Liabilities	US	$47,516,687	US	$60,446,327

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized,
19,304,921 and 19,304,921 issued and outstanding as of
March 31, 2012 and December 31, 2011		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		8,608,443		8,375,392
Accumulated other comprehensive income		22,146,120		21,910,957
Retained Earnings		86,711,198		84,610,260
Total SORL Auto Parts, Inc. stockholders' equity		159,703,384		157,134,232
Noncontrolling Interest In Subsidiaries		17,241,766		16,947,178
Total Equity		176,945,150		174,081,410
Total Liabilities and Stockholders' Equity	US	$224,461,837	US	$234,527,737

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For The First Quarter Ended on March 31, 2012 and March 31, 2011

		Three Months Ended March 31,
		2012	2011

Sales	US	$44,598,241	51,992,965
Include: sales to related parties		586,789	904,947
Cost of Sales		32,381,944	37,403,946

Gross Profit		12,216,297	14,589,019

Expenses:
Selling and Distribution Expenses		3,170,902	3,069,228
General and Administrative Expenses		3,857,757	2,866,448
Research and development expenses		1,267,156	1,978,901
Financial Expenses		594,897	567,352

Total Expenses		8,890,712	8,481,929

Operating Income		3,325,585	6,107,090

Other Income		351,845	205,248
Non-Operating Expenses		(60,896)	(8,137)

Income (Loss) Before Provision for Income Taxes		3,616,534	6,304,201

Provision for Income Taxes		1,018,656	949,743

Net Income	US	$2,597,878	5,354,458

Other Comprehensive Income - Foreign Currency Translation Adjustment		265,862	1,534,176

Total Comprehensive Income		2,863,740	6,888,634

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		263,889	500,135

Other Comprehensive Income Attributable to Non-controlling Interest's Share		30,699	153,418

Total Comprehensive Income Attributable to Non-controlling Interest's Share		294,588	653,553

Net Income Attributable to Stockholders		2,333,989	4,854,323

Other Comprehensive Income Attributable to Stockholders		235,163	1,380,758

Total Comprehensive Income Attributable to Stockholders		2,569,152	6,235,081

Weighted average common share - Basic		19,304,921	19,304,921

Weighted average common share - Diluted		19,304,921	19,304,921

EPS - Basic		0.12	0.25

EPS - Diluted		0.12	0.25

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The First Quarter Ended on March 31, 2012 and March 31, 2011

		Three Months Ended March 31,
		2012	2011

Cash Flows from Operating Activities
Net Income	US	$2,597,878	5,354,458
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Bad Debt Expense		27,775	-
Depreciation and Amortization		1,939,592	1,688,888
Loss on disposal of Fixed Assets		2,333	-
Changes in Assets and Liabilities:
Account Receivables		(648,998)	(9,744,191)
Bank acceptance notes from customers		6,722,671	15,249,986
Other Currents Assets		1,461,199	(540,196)
Inventory		2,645,103	(5,112,991)
Prepayments		(3,483,826)	(399,564)
Deferred tax assets		(82,017)	35,194
Accounts Payable and Bank acceptance notes to vendors		(8,336,880)	3,274,639
Income Tax Payable		468,213	7,808
Deposits Received from Customers		78,584	(2,294,562)
Other Current Liabilities and Accrued Expenses		913,965	812,543
Deferred tax liabilities		13,912	13,296
Net Cash Flows from Operating Activities		4,319,504	8,345,308

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(367,457)	(2,987,014)
Proceeds of disposal of fixed assets		3,096	-
Leasehold Improvements in Progress		(31,069)	-

Net Cash Flows from Investing Activities		(395,430)	(2,987,014)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(4,761,199)	48,104
Repayment of capital lease		(559,570)	-

Net Cash flows from Financing Activities		(5,320,769)	48,104

Effects on changes in foreign exchange rate		16,038	92,484

Net Change in Cash and Cash Equivalents		(1,380,657)	5,498,882

Cash and Cash Equivalents- Beginning of the year		17,116,692	6,691,078

Cash and cash Equivalents - End of the period	US	$15,736,035	12,189,960

Supplemental Cash Flow Disclosures:
Interest Paid		233,931	551,121
Tax Paid		618,429	893,444

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The First Quarter Ended on March 31, 2012 and March 31, 2011

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
			Capital		(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2012	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

Net Income					2,333,989		2,333,989	263,889	2,597,878

Other Comprehensive Income(Loss)						235,163	235,163	30,699	265,862

Transfer to reserve				233,051	(233,051)				-

Ending Balance – March 31, 2012	19,304,921	38,609	42,199,014	8,608,443	86,711,198	22,146,120	159,703,384	17,241,766	176,945,150

	Number	Common	Additional	Reserves	Retained	Accumu. Other
	of Share	Stock	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
			Capital		(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					4,854,323		4,854,323	500,135	5,354,458

Other Comprehensive Income(Loss)						1,380,758	1,380,758	153,418	1,534,176

Transfer to reserve				492,502	(492,502)				-

Ending Balance - March 31, 2011	19,304,921	38,609	42,199,014	7,134,049	74,034,107	16,112,365	139,518,144	15,170,715	154,688,859

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc.( “the Company”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian”) in the People’s Republic of China (“PRC” or “China”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s products range in 65 categories and over 2000 different specifications.

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH(the Joint Venture). SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets.

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

NOTE B - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, and other reports filed with the SEC.

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

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did not have an impact on our consolidated financial statements.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of Ruian and is controlled by Mr. Xiao Ping Zhang and his family, who is the CEO and also the controlling party of the Company.

The following related party transactions are reported for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
PURCHASES FROM:
Ruili Group Co., Ltd.	$1,065,227	$1,397,135
Total Purchases	$1,065,227	1,397,135

SALES TO:
Ruili Group Co., Ltd.	$586,789	$904,947
Total Sales	$586,789	$904,947

	March 31,	December 31,
	2012	2011
ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$307,521	$524,148
Total	$307,521	$524,148

OTHER PAYABLES
MGR Hong Kong Limited	$29,166	$25,559
Ruili Group Co., Ltd.	181,708	118,391
Total	$210,874	$143,950

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended March 31, 2012. The changes in the allowance for doubtful accounts on March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Beginning balance	$892,455	$319,687
Add: Increase to allowance	28,725	572,768
Less: Accounts written off	—	—

Ending balance	$921,180	$892,455

	March 31, 2012	December 31, 2011

Accounts receivable	$66,516,852	$66,236,896
Less: allowance for doubtful accounts	(921,180)	(892,455)

Account receivable balance, net	$65,595,672	$65,344,441

NOTE F - INVENTORIES

On March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw Material	$10,258,852	$13,019,592
Work in process	13,303,489	16,576,415
Finished Goods	30,227,830	26,781,549
Total Inventory	$53,790,171	$56,377,556

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Machinery	$50,152,349	$49,879,491
Molds	1,386,277	1,384,825
Office equipment	1,477,877	1,439,305
Vehicle	1,952,294	1,853,111
Building	8,898,044	8,888,723
Machinery held under Capital lease	18,185,136	18,166,087
Construction in progress	1,630,705	1,503,200
Sub-Total	83,682,682	83,114,742

Less: Accumulated depreciation	(32,756,723)	(30,905,671)

Fixed Assets, net	$50,925,959	$52,209,071

Depreciation expense charged to operations was $1,821,309 and $1,582,499 for the three months ended March 31, 2012 and March 31, 2011, respectively.

On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd.(a first party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. The sale price of the manufacturing equipment was $13,209,492. As related to this transaction, the Company put down a security deposit of $1,863,916 to be refunded back to the Company after the end of the lease. In addition, the Company paid a fee of $641,484 to this first party accounted for as financing expense in the accompanying condensed consolidated financial statements. The Company has an option, exercisable at the end of the lease term, to repurchase the manufacturing equipment for $157. The transaction was accounted for as a financing transaction and was recorded in the accompanying condensed consolidated financial statements as a capital lease.

NOTE H- LEASEHOLD IMPROVEMENTS

	March 31, 2012	December 31, 2011
Cost:	$548,610	$517,011
Less: Accumulated amortization:	(159,970)	(141,407)
Leasehold Improvements In Progress, net	$388,640	$375,604

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

NOTE I- LAND USE RIGHTS

	March 31, 2012	December 31, 2011
Cost:	$16,694,958	$16,677,470
Less: Accumulated amortization:	(1,660,272)	(1,566,392)
Land use rights, net	$15,034,686	$15,111,078

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable. Amortization expenses were $92,189 and $85,538 for the three months ended March 31, 2012 and 2011, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $4,188 and $3,970 for the three months ended March 31, 2012 and 2011, respectively. Future estimated amortization expense is as follows:

2012	2013	2014	2015	2016	Thereafter
$12,555	$16,743	$13,574	$11,990	$11,990	$12,594

NOTE K - PREPAYMENT

Prepayment consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Raw material suppliers	$6,699,012	$1,773,877
Equipment purchase	668,413	710,149
Total prepayment	$7,367,425	$2,484,026

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of March 31, 2012 and December 31, 2011 comprise the following:

	March 31, 2012	December 31, 2011
Deferred tax assets - current
Provision	$137,357	$133,049
Subsidiary's operating loss carry forwards
Warranty	589,823	578,225
Deferred tax assets	727,180	711,274
Valuation allowance	―	―
Net deferred tax assets - current	727,180	711,274

Deferred tax liabilities - current
Revenue (netoff cost)	38,947	105,735
Deferred tax liabilities - current	38,947	105,735

Net deferred tax assets - current	$688,233	$605,539

Deferred tax liabilities - non-current
Land use right	$250,552	$236,385
Deferred tax liabilities - non-current	$250,552	$236,385

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

NOTE M – ACCEPTANCE NOTES TO VENDORS

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

Bank acceptance notes to vendors were $670,448 and $5,589,678 as of March 31, 2012 and December 31, 2011, respectively. The Company has pledged bank acceptance notes from customers of $1,112,117 to secure the bank acceptance notes to vendors granted by banks.

NOTE N - BANK LOANS

Bank loans represented the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Secured	$11,702,079	$16,448,527
Less: Current portion	$(11,702,079)	$(16,448,527)
Non-current portion	$—	$—

The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from 4.33% to 7.38% per annum. The maturity dates of the loans ranged from April 5, 2012 to August 6, 2012.

Corporate or personal guarantee:
$3.1 Million	Guaranteed by Ruili Group Co., Ltd., a related party;
$8.6 Million	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE O - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Accrued payroll	$1,690,838	$1,626,544
Accrued warranty expenses	3,963,896	3,854,832
Other accrued expenses	3,460,468	3,327,412
Total accrued expenses	$9,115,202	$8,808,788

NOTE P –CAPITAL LEASE OBLIGATIONS

	March 31, 2012	December 31, 2011
Total Capital Lease Obligations	$12,227,922	$12,774,390
Less: Current portion	$(2,353,696)	$(2,305,125)
Non-current portion	$9,874,226	$10,469,265

The capital lease obligation was under the agreement with International Far Eastern Leasing Co., Ltd., which was disclosed in Note G, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. International Far Eastern Leasing Co., Ltd. is the subsidiary of China Sinochem Corporation (listed among the 2012 Fortune 500 company list by Fortune magazine). As related to this transaction, the Company made a security deposit of $1,879,890 to be refunded back to the Company after the end of the lease.

NOTE Q – RESERVE

The reserve funds are comprised of the following:

	March 31,	December 31,
	2012	2011
Statutory surplus reserve fund	$8,608,443	$8,375,392
Total	$8,608,443	$8,375,392

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

NOTE R - INCOME TAXES

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

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the first quarter of 2012 and 2011 is as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	0.00%	-10.00%
Other items	3.17%	-0.21%

Effective tax rate	28.17%	14.79%

	Three months ended March 31, 2012	Three months ended March 31, 2011
Computed income tax provision at the statutory rate	$901,999	$1,605,499
Tax exemption	―	(642,199)
Deferred tax provision	(68,104)	48,490
Current period permanent differences and other reconciling items	184,761	(62,047)
Total income taxes	$1,018,656	$949,743

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above on March 31, 2012. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2012, there were known penalties in the amount of $40,000 related to tax years 2007 and 2008, which the Company is in the process of settlement with the U.S. tax authority. The provisions for income taxes for the three months ended March 31, 2012 and 2011, respectively, are summarized as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Current	$1,086,760	$901,253
Deferred	(68,104)	48,490

Total	$1,018,656	$949,743

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. On the adoption date of January 1, 2007 and as of March 31, 2012 and December 31, 2011, the Company has no unrecognized tax benefits.

NOTE S - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $263,889 and $500,135 for the three months ended March 31, 2012 and 2011, respectively.

	March 31, 2012	March 31, 2011
10% non-controlling interest in Ruian	$258,946	$547,225
40% non-controlling interest in SIH	4,943	(47,090)

Total	$263,889	$500,135

NOTE T - LEASES

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

The lease expenses were $313,838 and $276,282 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Future minimum rental payments for the years ending on December 31 are as follows:

	2012	2013	2014	2015	2016	Thereafter
Operating Lease Commitments	$1,131,091	$1,057,093	$1,057,093	$1,057,093	$1,057,093	$2,661,359

NOTE U - ADVERTISING COSTS

Advertising costs were $29,725 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE V- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,267,156 and $1,978,901 for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE W - WARRANTY CLAIMS

Warranty claims were $3,963,896 and $3,854,832 for the three months ended March 31, 2012 and March 31, 2011, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2012 was as follows:

Beginning balance on January 01, 2012	$3,854,832
Aggregate reduction for payments made	(388,295)
Aggregate increase for new warranties issued during current period	461,538
Effect on changes in foreign exchange rate	35,821
Ending balance on March 31, 2012:	$3,963,896

NOTE X – SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicles brake systems, etc.”) for different types of commercial vehicles. On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (passenger vehicles brake systems”) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Three Months Ended March 31,
	2012		2011

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems		$35,467,955		$41,052,238
Passenger vehicles brake systems		9,130,286		10,940,727

Net sales		$44,598,241		$51,992,965
INTERSEGMENT SALES
Commercial vehicles brake systems	$	―	$	―
Passenger vehicles brake systems		―		―

Intersegment sales	$	―	$	―
GROSS PROFIT
Commercial vehicles brake systems		$10,165,832		$10,711,954
Passenger vehicles brake systems		2,050,465		3,877,065
All other
Gross profit		$12,216,297		$14,589,019
Selling and distribution expenses		3,170,902		3,069,228
General and administrative expenses		3,857,757		2,866,448
Research and development expenses		1,267,156		1,978,901
Financial Expenses		594,897		567,352
Income (loss) from operations		3,325,585		6,107,090
Other income (expense), net		290,949		197,111
Income (loss) before income tax expense (benefit)		$3,616,534		$6,304,201
CAPITAL EXPENDITURE
Commercial vehicles brake systems		$314,476		$16,037,535
Passenger vehicles brake systems		80,954		24,963,964

Total		$395,430		$41,001,499
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems		$1,542,513		$1,322,423
Passenger vehicles brake systems		397,079		366,465

Total		$1,939,592		$1,688,888

	March 31, 2012	December 31, 2011

TOTAL ASSETS
Commercial vehicles brake systems	$178,509,335	$185,276,912
Passenger vehicles brake systems	45,952,502	49,250,825

Total	$224,461,837	$234,527,737

	March 31, 2012	December 31, 2011

LONG LIVED ASSETS
Commercial vehicles brake systems	$54,325,911	$55,030,829
Passenger vehicles brake systems	13,984,767	14,628,448

Total	$68,310,678	$69,659,277

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

NOTE Y – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the three months ended March 31, 2012 and March 31, 2011.

NOTE Z – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,115,315 and $1,182,236 for the three month ended March 31, 2012 and March 31, 2011, respectively.

NOTE AA – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the three months ended March 31, 2012 and March 31, 2011, respectively. There were no employee stock options or warrants outstanding as of March 31, 2012.

NOTE AB- COMMITMENTS AND CONTINGENCIES

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

(2)  Information regarding lease commitments is provided in Note T.

NOTE AC - OFF-BALANCE SHEET ARRANGEMENTS

On March 31, 2012, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AD – THE ACQUISITION AND COMBINATION OF OPERATIONS REPORTING

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

NOTE AE – SUBSEQUENT EVENTS

The Company has no significant subsequent events from March 31, 2012 through the consolidated financial statements issue date of this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011.

See Note P to the attached Unaudited Condensed Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

SALES

	Three Months ended March 31, 2012		Three Months ended March 31, 2011
	(U.S. dollars in millions)

Commercial vehicle brake systems, etc.	$35.5	80%	$41.1	79%
Passenger vehicle brake systems, etc.	$9.1	20%	$10.9	21%

Total	$44.6	100%	$52.0	100%

Net sales were $44,598,241 and $51,992,965 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $7.4 million or 14.2%.

The sales from commercial vehicle brake systems decreased by $5.6 million or 13.6%, to $35.5 million for the first quarter of 2012, compared to $41.1 million for the same period of 2011. Due to the slowdown of the commercial vehicle market in the first quarter of 2012, the sales from the OEM market decreased, which impacted the sales of the commercial vehicle brake systems.

Due to the slowdown of the passenger vehicle market this year, the sales from passenger vehicle brake systems decreased by $1.8 million or 16.5%, to $9.1 million for the first quarter of 2012, compared to $10.9 million for the same period of 2011.

A breakdown of net sales revenue for these markets for the first quarter of the 2012 and 2011 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	March 31, 2012	Total Sales	March 31, 2011	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$25.8	57.8%	$32.0	61.5%	-19.4%
China Aftermarket	$9.8	22.0%	$8.6	16.5%	14.0%
International market	$9.0	20.2%	$11.4	22.0%	-21.1%
Total	$44.6	100.0%	$52.0	100.0%	-14.2%

The four trillion RMB economic stimulus policy and car incentives in the past two years lead the Chinese automotive industry into an explosive growth. While this year as these policies faded out, the auto market gradually returned to a rational growth. Meanwhile, economic policies adopted by the Chinese government to help control domestic inflation, especially tighter regulation in the real estate market, have caused a deceleration of economic and investment growth in China. These factors negatively affected the Chinese automotive market, particularly for commercial vehicles. According to industry data , in the first quarter, the commercial vehicle production and sales was 1.013 million and 1.019 million, down 11.4% and 10.6%, separately, and the production of heavy duty truck decreased by 32.0%. SORL has made inroads into construction equipment and expanded its market share in the bus market, which partially offset the effects of these declines. Our first-quarter OEM sales declined 19.4% from 2011’s first quarter, to $25.8 million, which management considers to be a solid performance in view of these difficult market conditions.

Our sales to the Chinese aftermarket increased by $1.2 million or 14.0%, to $9.8 million for the first quarter of 2012, compared to $8.6 million for the same period of 2011. The increased number of vehicles in service in China and the expiration of OEM warranties helped increase our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended March 31, 2012. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $2.4 million or 21.1%, to $9.0 million for the first quarter of 2012, as compared to $11.4 million for the same period of 2011. The debt crisis in Europe and the currency depreciation in some countries caused some of our customers reduce their inventories; also the instability of the situation in the Middle East countries restricted the purchases of our customers from us. We will take the following measures to ensure future growth in the international market:

(1) Enhanced SORL brand image through industry exhibitions.

(2) Maintenance of our customer base and market position while penetrating new markets and capturing new customers.

(3) Building a stronger international marketing network with the focus on exploring high-value foreign markets, and active marketing to the large automotive chain stores that directly sell to end users.

(4) Further targeting the international OEM market by actively supporting initiatives that promote our overseas sales.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended March 31, 2012 were $32,381,944, a decrease of $5.0 million or 13.4% from $37,403,946 for the same period last year. Our gross profit decreased by 16.3% from $14,589,019 for the first quarter of 2011 to $12,216,297 for the first quarter of 2012.

Gross margin decreased to 27.4% from 28.1% for the three months ended March 31, 2012 compared with 2011. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2012 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2012 were $25.3 million a decrease of $5.0 million or 16.5% from $30.3 million for the same period last year. The gross profit from commercial vehicle brake systems decreased by 4.7% from $10.7 million for the first quarter of 2011 to $10.2 for the first quarter of 2012. Gross margin from commercial vehicle brake systems increased to 28.7% from 26.1% for the three months ended March 31, 2012 compared with 2011. The increase is being affected by increasing production efficiency, improving the technologies of products, and improving our product portfolio.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2012 were $7.1 million a decrease of $0.02 million or 0.2% from $7.1 million for the same period last year. The gross profit from passenger vehicle brake systems decreased by 46.2% from $3.9 for the first quarter of 2011 to $2.1 for the first quarter of 2012. Gross margin from passenger vehicle brake systems decreased to 22.5% from 35.4% for the three months ended March 31, 2012 compared with 2011. The decrease was mainly due to raising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,170,902 for the three months ended March 31, 2012, as compared to $3,069,228 for the same period of 2011, an increase of $101,674 or 3.3%.

The increase was mainly due to increased wages expense and travel expenses. As a percentage of sales revenue, selling expenses increased to 7.1% for the three months ended March 31, 2012, as compared to 5.9% for the same period in 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,857,757 for the three months ended March 31, 2012, as compared to $2,866,448 for the same period of 2011, an increase of $991,309 or 34.6%. The increase was mainly due to increases in labor expenses and expenses for business expansion. As a percentage of sales revenue, general and administrative expenses increased to 8.7% for the three months ended March 31, 2012, as compared to 5.5% for the same period in 2011.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2012, research and development expense was $1,267,156, as compared to $1,978,901 for the same period of 2011, a decrease of $711,745.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,939,592 for the three months ended March 31, 2012, compared with that of $1,688,888 for the same period of 2011, an increase of $250,704. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the three months ended March 31, 2012 increased by $27,545 to $594,897 from $567,352 for the same period of 2011, which was mainly due to increased interest expenses.

OTHER INCOME

Other income was $351,845 for the three months ended March 31, 2012, as compared to $205,248 for the three months ended March 31, 2011, an increase of $146,597. The increase was mainly due to an increase in sales of raw material scraps for the three months ended March 31, 2012.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. Thus, our effective income tax rate is 15% for years 2009 through 2011. For the quarter ended March 31, 2012, the effective income tax rate is 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate. If this renewal is successful, the effective income tax rate may be reduced to 15% later in 2012.

Income tax expense of $1,018,656 and $949,743 was recorded for the quarter ended March 31, 2012 and 2011, respectively.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding through March 31, 2012.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $263,889 and $500,135 for the first quarter ended March 31, 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended March 31, 2012 decreased by $2.5 million, to $2,333,989 from $4,854,323 for the quarter ended March 31, 2011 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended March 31, 2012 and 2011, were $0.12 and $0.25 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided from operating activities was $4,319,504 for three months ended March 31, 2012 compared with $8,345,308 of net cash provided in operating activities in the same period in 2011, a decrease of $4.0 million, primarily due to the decreased cash inflow resulted by changes in accounts payable and bank acceptance notes to vendors. The Company discounted the notes receivable at the banks and obtained cash to use in the operations. That was also due to the relatively low interest rates charged by the banks on discounting of notes receivable.

On March 31, 2012, the Company had cash and cash equivalents of $15,736,035, as compared to cash and cash equivalents of $17,116,692 on December 31, 2011. The Company had working capital of $118,759,250 on March 31, 2012, as compared to working capital of $115,127,783 on December 31, 2011, reflecting current ratios of 4.18 and 3.31:1, respectively.

INVESTING - During the three months ended March 31, 2011, the Company expended net cash of $2,987,014 in investing activities, mainly for acquisition of new equipment to support the growth of the business. For the three months ended March 31, 2012, the Company utilized $395,430 in investing activities.

FINANCING - During the three months ended March 31, 2012, net cash used by financing activities was $5,320,769. The cash provided by financing activities was $48,104 for three months ended March 31, 2011.

Management of the Company has taken a number of steps to restructure our customer base and phase out accounts which failed to make prompt payments. We also placed more emphasis on collection of accounts receivable from our customers. During 2012, we continued developing higher profit margin new products, and adopting steps for further cost saving such as improving material utilization rate. We maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

On March 31, 2012 we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Unaudited Financial Statements tagged as blocks of text (included with this filing). (2)

(1)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of section 11 and 12 of the Securities Act of 1933, as amended, is deemed to be filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under that sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : May 15, 2012	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)

