Form 10-Q
period 2012-06-30
SORL Auto Parts Inc
filed 2012-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0091294
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
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

As of August 10, 2012 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

	June 30, 2012		December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	US$	21,349,583	US$	17,116,692
Accounts Receivable, Net of Provision		69,124,181		65,344,441
Bank acceptance notes from customers		11,691,305		17,980,145
Inventory		54,863,701		56,377,556
Prepayments		7,145,345		2,484,026
Other current assets		2,022,219		4,960,061
Deferred tax assets		792,496		605,539
Total Current Assets		166,988,830		164,868,460
Fixed Assets
Machinery		51,338,974		49,879,491
Molds		1,379,570		1,384,825
Office equipment		1,507,432		1,439,305
Vehicle		1,977,931		1,853,111
Building		8,854,995		8,888,723

Machinery held under capital lease		18,097,156		18,166,087

Construction in progress		153,336		1,503,200

Less: Accumulated Depreciation		(34,309,286)		(30,905,671)
Property, Plant and Equipment, Net		49,000,108		52,209,071
Leasehold Improvements in Progress		366,912		375,604

Land Use Rights, Net		14,870,156		15,111,078

Other Non-Current Assets

Intangible Assets		175,203		175,871
Less: Accumulated Amortization		(100,226)		(92,237)
Intangible Assets, Net		74,977		83,634
Security Deposits On Lease Agreement		1,872,757		1,879,890

Other assets		9,046		-

Total Other Non-Current Assets		1,956,780		1,963,524
Total Assets	US$	233,182,786	US$	234,527,737

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable, including $50,495 and $524,148 due to related parties at June 30, 2012 and December 31, 2011, respectively.	US$	10,418,339	US$	10,772,396
Bank acceptance notes to vendors		3,320,211		5,589,678

Deposit Received from Customers		5,012,252		5,074,532

Short term bank loans		12,080,097		16,448,527

Income tax payable		1,240,240		273,781
Accrued Expenses		9,660,623		8,808,788
Current Portion Of Capital Lease Obligations		2,389,159		2,305,125
Other Current Liabilities, including $118,659 and $143,950 due to related parties at June 30, 2012 and December 31, 2011, respectively.		241,852		467,850
Total Current Liabilities		44,362,773		49,740,677

Non-Current Liabilities
Non-Current Portion Of Capital Lease Obligations		9,211,306		10,469,265
Deferred tax liabilities		263,192		236,385
Total Non-Current Liabilities		9,474,498		10,705,650

Total Liabilities	US$	53,837,271	US$	60,446,327

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of June 30, 2012 and December 31, 2011		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		8,919,810		8,375,392
Accumulated other comprehensive income		21,359,374		21,910,957
Retained Earnings		89,395,858		84,610,260
Total SORL Auto Parts, Inc. stockholders' equity		161,912,665		157,134,232
Noncontrolling Interest In Subsidiaries		17,432,850		16,947,178
Total Equity		179,345,515		174,081,410
Total Liabilities and Stockholders' Equity	US$	233,182,786	US$	234,527,737

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Three Months and Six Months Ended June 30, 2012 and 2011

	Three Month Ended June 30,			Six Months Ended June 30,
	2012		2011	2012		2011

Sales	US$	52,092,172	61,106,892		96,690,413	113,099,857
Include: sales to related parties		393,384	388,169		1,458,611	1,293,116
Cost of Sales		37,912,979	44,524,512		70,294,923	81,928,458

Gross Profit		14,179,193	16,582,380		26,395,490	31,171,399

Expenses:
Selling and Distribution Expenses		3,523,498	3,459,526		6,694,400	6,528,754
General and Administrative Expenses		3,493,009	3,813,274		7,350,766	6,679,722
Research and development expenses		2,296,820	2,198,707		3,563,976	4,177,608
Financial Expenses		532,722	872,846		1,127,619	1,440,198

Total Expenses		9,846,049	10,344,353		18,736,761	18,826,282

Operating Income		4,333,144	6,238,027		7,658,729	12,345,117

Other Income		412,975	259,109		764,820	464,357

Non-Operating Expenses		(192,296)	(31,790)		(253,192)	(39,927)

Income (Loss) Before Provision for Income Taxes		4,553,823	6,465,346		8,170,357	12,769,547

Provision for Income Taxes		1,279,762	973,077		2,298,418	1,922,820

Net Income	US$	3,274,061	5,492,269	US$	5,871,939	10,846,727

Other Comprehensive Income - Foreign Currency Translation Adjustment		(873,696)	2,080,892		(607,834)	3,615,068

Total Comprehensive Income		2,400,365	7,573,161		5,264,105	14,461,795

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		278,034	522,072		541,923	1,022,207

Other Comprehensive Income Attributable to Non-controlling Interest's Share		(86,950)	208,209		(56,251)	361,627

Total Comprehensive Income Attributable to Non-controlling Interest's Share		191,084	730,281		485,672	1,383,834

Net Income Attributable to Stockholders	US$	2,996,027	4,970,197		5,330,016	9,824,520

Other Comprehensive Income Attributable to Stockholders		(786,746)	1,872,683		(551,583)	3,253,441

Total Comprehensive Income Attributable to Stockholders	US$	2,209,281	6,842,880		4,778,433	13,077,961

Weighted average common share – Basic		19,304,921	19,304,921		19,304,921	19,304,921

Weighted average common share – Diluted		19,304,921	19,304,921		19,304,921	19,304,921

EPS – Basic		0.16	0.26		0.28	0.51

EPS – Diluted	US$	0.16	0.26		0.28	0.51

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012		2011

Cash Flows from Operating Activities
Net Income	US$	5,330,016	9,824,519
Adjustments to reconcile net income (loss) to net cash from operating activities:
Noncontrolling Interest In Subsidiaries		541,923	1,022,207
Bad Debt Expense		27,775	578,855
Depreciation and Amortization		3,787,576	3,431,967
Loss on disposal of Fixed Assets		2,333	-
Changes in Assets and Liabilities:
Account Receivables		(3,517,570)	(16,957,484)
Bank acceptance notes from customers		6,248,483	12,686,597
Other Currents Assets		2,420,536	(952,670)
Inventory		1,308,149	(9,270,332)
Prepayments		(4,688,661)	(645,702)
Deferred tax assets		(189,870)	(187,706)
Accounts Payable and Bank acceptance notes to vendors		(2,587,357)	12,203,405
Income Tax Payable		966,078	195,517

Deposits Received from Customers		(43,080)	(2,752,132)
Other Current Liabilities and Accrued Expenses		577,231	1,347,385

Deferred tax liabilities		27,798	26,746
Net Cash Flows from Operating Activities		10,211,360	10,551,172

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(415,296)	(4,855,872)

Sales proceeds of disposal of fixed assets		3,096	-

Leasehold Improvements in Progress		(31,069)	-

Net Cash Flows from Investing Activities		(443,269)	(4,855,872)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(4,325,512)	1,532,234

Repayment of capital lease		(1,129,247)	-

Net Cash flows from Financing Activities		(5,454,759)	1,532,234

Effects on changes in foreign exchange rate		(80,441)	261,553

Net Change in Cash and Cash Equivalents		4,232,891	7,489,087

Cash and Cash Equivalents- Beginning of the year		17,116,692	6,691,078

Cash and cash Equivalents - End of the period	US$	21,349,583	14,180,165

Supplemental Cash Flow Disclosures:
Interest Paid		690,117	1,319,871
Tax Paid		1,489,636	1,888,263

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For The Six Months Ended on June 30, 2012 and 2011

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2012	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

Net Income					5,330,016		5,330,016	541,923	5,871,939

Other Comprehensive Income(Loss)						(551,583)	(551,583)	(56,251)	(607,834)

Transfer to reserve				544,418	(544,418)		-	-	-

Ending Balance - June 30, 2012	19,304,921	38,609	42,199,014	8,919,810	89,395,858	21,359,374	161,912,665	17,432,850	179,345,515

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For The Six Months Ended on June 30, 2011

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Shares	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					9,824,520		9,824,520	1,022,207	10,846,727

Other Comprehensive Income(Loss)						3,253,441	3,253,441	361,627	3,615,068

Transfer to reserve				994,830	(994,830)		-	-	-

Ending Balance - June 30, 2011	19,304,921	38,609	42,199,014	7,636,377	78,501,976	17,985,048	146,361,024	15,900,996	162,262,020

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc.( “the Company”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian” or the “Joint Venture”) in the People’s Republic of China (“PRC” or “China”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s products range in 65 categories and over 2000 different specifications.

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

The following related party transactions are reported for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

PURCHASES FROM:
Ruili Group Co., Ltd.	$1,517,619	$2,237,782	$2,582,846	$3,634,917
Total Purchases	$1,517,619	2,237,782	$2,582,846	3,634,917

SALES TO:
Ruili Group Co., Ltd.	$393,384	$388,169	$1,458,611	$1,293,116
Total Sales	$393,384	$388,169	$1,458,611	$1,293,116

	June 30,	December 31,
	2012	2011

ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$50,495	$524,148
Total	$50,495	$524,148

OTHER PAYABLES
MGR Hong Kong Limited	$39,499	$25,559
Ruili Group Co., Ltd.	79,160	118,391
Total	$118,659	$143,950

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended June 30, 2012. The changes in the allowance for doubtful accounts at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
Beginning balance	$892,455	$319,687
Add: Increase to allowance	24,269	572,768
Less: Accounts written off	—	—
Ending balance	$916,724	$892,455

	June 30,	December 31,
	2012	2011
Accounts receivable	$70,040,905	$66,236,896
Less: allowance for doubtful accounts	(916,724)	(892,455)
Account receivable balance, net	$69,124,181	$65,344,441

NOTE F - INVENTORIES

On June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Raw Material	$12,456,512	$13,019,592
Work in process	11,504,158	16,576,415
Finished Goods	30,903,031	26,781,549
Total Inventory	$54,863,701	$56,377,556

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Machinery	$51,338,974	$49,879,491
Molds	1,379,570	1,384,825
Office equipment	1,507,432	1,439,305
Vehicle	1,977,931	1,853,111

Building	8,854,995	8,888,723

Machinery held under capital lease	18,097,156	18,166,087

Construction in progress	153,336	1,503,200

Sub-Total	83,309,394	83,114,742

Less: Accumulated depreciation	(34,309,286)	(30,905,671)

Fixed Assets, net	$49,000,108	$52,209,071

Depreciation expense charged to operations was $3,550,342 and $3,216,998 for the six months ended June 30, 2012 and 2011, respectively.

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

NOTE H- LEASEHOLD IMPROVEMENTS

	June 30,	December 31,
	2012	2011
Cost:	$544,390	$517,011
Less: Accumulated amortization:	(177,478)	(141,407)
Leasehold Improvements In Progress, net	$366,912	$375,604

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

NOTE I- LAND USE RIGHTS

	June 30,	December 31,
	2012	2011
Cost:	$16,614,187	$16,677,470
Less: Accumulated amortization:	(1,744,031)	(1,566,392)
Land use rights, net	$14,870,156	$15,111,078

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable. Amortization expenses were $184,203 and $172,068 for the six months ended June 30, 2012 and 2011, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $8,368 and $8,034 for the six months ended June 30, 2012 and 2011 respectively. Future estimated amortization expense is as follows:

2012	2013	2014	2015	2016	Thereafter
$8,375	$16,743	$13,574	$11,990	$11,990	$12,594

NOTE K - PREPAYMENT

Prepayment consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Raw material suppliers	$5,603,255	$1,773,877
Equipment purchase	1,542,090	710,149
Total prepayment	$7,145,345	$2,484,026

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2012 and December 31, 2011 comprise the following:

	June 30, 2012	December 31, 2011
Deferred tax assets - current
Provision	136,692	133,049
Revenue (net off cost)	11,040	―
Warranty	644,764	578,225
Deferred tax assets	792,496	711,274
Valuation allowance	―	―
Net deferred tax assets - current	792,496	711,274

Deferred tax liabilities - current
Revenue (net off cost)	―	105,735
Deferred tax liabilities - current	―	105,735

Net deferred tax assets - current	792,496	605,539

Deferred tax liabilities - non-current
Land use right	263,192	236,385
Deferred tax liabilities - non-current	263,192	236,385

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

Bank acceptance notes to vendors were $3,320,211 and $5,589,678 as of June 30, 2012 and December 31, 2011, respectively. The Company has pledged bank acceptance notes from customers of $3,320,211 to secure the bank acceptance notes to vendors granted by banks.

NOTE N - Bank Loans

Bank loans represented the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Secured	$12,080,097	$16,448,527
Less: Current portion	$(12,080,097)	$(16,448,527)
Non-current portion	$—	$—

The Company obtained those short-term loans from the Bank of China to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from 5.89% to 7.38% per annum. The maturity dates of the loans ranged from July 16, 2012 to November 26, 2012.

Those short-term loans were guaranteed by Ruili Group Co., Ltd., a related party of the Company, of which Mr. Xiao Ping Zhang and Ms. Shu Ping Chi are both principal shareholders.

NOTE O - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Accrued payroll	$1,671,726	$1,626,544
Accrued warranty expenses	4,298,427	3,854,832
Other accrued expenses	3,690,470	3,327,412
Total accrued expenses	$9,660,623	$8,808,788

NOTE P –CAPITAL LEASE OBLIGATIONS

	June 30,	December 31,
	2012	2011

Total Capital Lease Obligations	$11,600,465	$12,774,390

Less: Current portion	$(2,389,159)	$(2,305,125)
Non-current portion	$9,211,306	$10,469,265

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

NOTE Q – RESERVE

The reserve funds are comprised of the following:

	June 30,	December 31,
	2012	2011
Statutory surplus reserve fund	$8,919,810	$8,375,392
Total	$8,919,810	$8,375,392

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

Net income as reported in US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If Ruian has foreign currency available after meeting its operational needs, Ruian may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank. The reserve fund consists of retained earnings which have been allocated to the statutory reserve fund.

NOTE R - INCOME TAXES

Ruian is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in Ruian as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, Ruian was eligible for additional preferential tax treatment. For the years 2007 and 2008, Ruian was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, Ruian was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because Ruian has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the Company’s effective income tax rate was 15% for years 2009 through 2011. For the quarter ended June 30, 2012, the effective income tax rate was 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate, a certificate awarded by the government of China for qualified enterprises with high and new technologies that are encouraged by the government. If this renewal is successful, according to the China Corporate Income Tax Law, which came into effect on January 1, 2008, the effective income tax rate for qualified high and new technology enterprises, such as the Company, may be reduced to 15% later in 2012.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the six months of 2012 and 2011 is as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	0.00%	-10.00%
Tax refund	―	―
Other items	3.13%	-0.18%

Effective tax rate	28.13%	14.82%

	Six months ended June 30, 2012	Six months ended June 30, 2011
Computed income tax provision at the statutory rate	$2,086,965	$3,244,122
Tax exemption	―	(1,297,649)
Deferred tax provision	(162,071)	(160,960)
Current period permanent differences and other reconciling items	373,524	137,307
Total income taxes	$2,298,418	$1,922,820

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above on June 30, 2012. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2012, there were known penalties in the amount of $40,000 related to tax years 2007 and 2008, which the Company is in the process of settlement with the U.S. tax authority. The provisions for income taxes for the six months ended June 30, 2012 and 2011, respectively, are summarized as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011

Current	$2,460,489	$2,083,780
Deferred	(162,071)	(160,960)

Total	$2,298,418	$1,922,820

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. On the adoption date of January 1, 2007 and as of June 30, 2012 and December 31, 2011, the Company has no unrecognized tax benefits.

NOTE S - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $541,923 and $1,022,207 for the six months ended June 30, 2012 and 2011, respectively.

	June 30, 2012	June 30, 2011
10% non-controlling interest in Ruian	$604,909	$1,105,367
40% non-controlling interest in SIH	$(62,986)	(83,160)

Total	$541,923	1,022,207

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

The lease expenses were $635,562 and $535,787 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Future minimum rental payments for the years ending December 31 are as follows:

	2012	2013	2014	2015	2016	Thereafter
Operating Lease Commitments	$575,686	$1,053,082	$1,053,082	$1,053,082	$1,053,082	$2,651,261

NOTE U - ADVERTISING COSTS

Advertising costs were $125,125 and $105,967 for the six months ended June 30, 2012 and 2011, respectively.

NOTE V - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $3,563,976 and $4,177,608 for the six months ended June 30, 2012 and 2011, respectively.

NOTE W - WARRANTY CLAIMS

Warranty claims were $999,717 and $1,258,684 for the six months ended June 30, 2012 and 2011, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2012 was as follows:

Beginning balance at January 01, 2012	3,854,832
Aggregate reduction for payments made	(540,244)
Aggregate increase for new warranties issued during current period	999,717
Effect on changes in foreign exchange rate	(15,878)
Ending balance at June 30, 2012:	4,298,427

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

	Six Months Ended June 30,
	2012		2011

NET SALES TO EXTERNAL CUSTOMERS

Commercial vehicles brake systems		$75,401,096		$89,269,809
Passenger vehicles brake systems		21,289,317		23,830,048

Net sales		$96,690,413		$113,099,857
INTERSEGMENT SALES

Commercial vehicles brake systems	$		$
Passenger vehicles brake systems		―		―

Intersegment sales	$	―	$	―
GROSS PROFIT

Commercial vehicles brake systems		$21,068,947		$24,792,936
Passenger vehicles brake systems		5,326,543		6,378,463
All other
Gross profit		$26,395,490		$31,171,399
Selling and distribution expenses		6,694,400		6,528,754

General and administrative expenses		7,350,766		6,679,722

Research and development expenses		3,563,976		4,177,608
Financial Expenses		1,127,619		1,440,198
Income (loss) from operations		7,658,729		12,345,117
Other income (expense), net		511,628		424,430

Income (loss) before income tax expense (benefit)		$8,170,357		$12,769,547
CAPITAL EXPENDITURE

Commercial vehicles brake systems		$362,315		$3,766,377
Passenger vehicles brake systems		80,954		1,089,495

Total		$443,269		$4,855,872

DEPRECIATION AND AMORTIZATION

Commercial vehicles brake systems		$2,983,607		$2,928,995
Passenger vehicles brake systems		803,969		502,972

Total		$3,787,576		$3,431,967

	June 30, 2012	December 31, 2011

TOTAL ASSETS

Commercial vehicles brake systems	$181,840,547	$185,276,912
Passenger vehicles brake systems	51,342,239	49,250,825

Total	$233,182,786	$234,527,737

	June 30, 2012	December 31, 2011

LONG LIVED ASSETS

Commercial vehicles brake systems	$51,619,356	$55,030,829
Passenger vehicles brake systems	14,574,600	14,628,448

Total	$66,193,956	$69,659,277

NOTE Y – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the six months ended June 30, 2012 and 2011.

NOTE Z – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $2,286,100 and $2,286,605 for the six month ended June 30, 2012 and 2011, respectively.

NOTE AA – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the six months ended June 30, 2012 and 2011, respectively. There were no employee stock options or warrants outstanding as of June 30, 2012.

NOTE AB - COMMITMENTS AND CONTINGENCIES

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

NOTE AC - OFF-BALANCE SHEET ARRANGEMENTS

On June 30, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE AD – THE ACQUISITION AND COMBINATION OF OPERATIONS REPORTING

All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the business we acquired from the Seller had been operated as a part of the Company for periods prior to the combination/acquisition.

NOTE AE – SUBSEQUENT EVENTS

The Company has no significant subsequent events from June 30, 2012 through the consolidated financial statements issue date of this report.

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

Results of Operations

Results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

SALES

	Three Months ended 30-Jun-12		Three Months ended 30-Jun-11
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$39.9	76.6%	$48.1	78.9%
Passenger vehicle brake systems, etc.	$12.2	23.4%	$12.9	21.1%

Total	$52.1	100.0%	$61.0	100.0%

Net sales were $52,092,172 and $61,106,892 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $9.0 million or 14.8%.

The sales from commercial vehicle brake systems decreased by $8.2 million or 17.0%, to $39.9 million for the second quarter of 2012, compared to $48.1 million for the same period of 2011. Due to the slowdown of the commercial vehicle market in the second quarter of 2012, the sales from the OEM market decreased, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems decreased by $0.7 million or 5.4%, to $12.2 million for the second quarter of 2012, compared to $12.9 million for the same period of 2011.

A breakdown of net sales revenue for these markets for the second quarter of the 2012 and 2011 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	30-Jun-12	Total Sales	30-Jun-11	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$25.6	49.1%	$32.6	53.4%	-21.5%
China Aftermarket	$11.7	22.5%	$12.7	20.8%	-7.9%
International market	$14.8	28.4%	$15.7	25.8%	-5.7%
Total	$52.1	100.0%	$61.0	100.0%	-14.6%

Chinese domestic economic policies and regulations resulted in a low-growth environment for the automotive industry in the first half of 2012, which caused the growth rate in vehicle sales decline from the comparable period of 2011. For the first time in China’s industrialization and urbanization process, the growth rate of automotive vehicle sales declined over the first six month periods in two consecutive years, 2011 and 2012. However, this low-growth development is also partially a result of the significant increases in vehicle sales experienced in 2009 and 2010, and it is guiding the automotive industry to develop at a more rational long-term rate. To prevent sales to the OEM market from deteriorating, the Company enhanced its product line with a broader range of products through innovative new products as well as penetrating new market segments, such as the bus and the light-duty vehicle markets. As a result, our sales to the Chinese OEM market decreased by $7.0 million or 21.5%, to $25.6 million for the second quarter of 2012, compared to $32.6 million for the three month period ended June 30 of 2011.

Our sales to the Chinese aftermarket decreased by $1.0 million or 7.9%, to $11.7 million for the second quarter of 2012, compared to $12.7 million for the same period of 2011 due to overall slowdown in the auto parts market in China. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended June 30, 2012. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $0.9 million or 5.7%, to $14.8 million for the second quarter of 2012, as compared to $15.7 million for the same period of 2011. The debt crisis in Europe and the currency depreciation in some countries caused some of our customers to reduce their inventories; also the instability of the situation in the Middle Eastern countries restricted the purchases of our customers from us. We will take the following measures to ensure future growth in the international market:

(1) Enhance the Company brand image through industry exhibitions.

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

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended June 30, 2012 were $37,912,979 a decrease of $6,611,533 or 14.8% from $44,524,512 for the three month period ended June 30, 2011. Our gross profit decreased by 14.5% from $16,582,380 for the period of 2011 to $14,179,193 for the three month period ended June 30, 2012.

Gross margin increased to 27.2% from 27.1% for the three months ended June 30, 2012 compared with 2011. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2012 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months period ended June 30, 2012 were $29.0 million, a decrease of $5.1 million or 15.0% from $34.1 million for the same period last year. The gross profit from commercial vehicle brake systems decreased by 22.6% from $14.1 million for three month period ended June 30, 2011 to $10.9 million for the three month period ended June 30, 2012. Gross margin from commercial vehicle brake systems decreased to 27.3% from 29.2% for the three months period ended June 30, 2012 compared to the three month period ended June 30, 2011. The decrease was mainly due to raising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the three months period ended June 30, 2012 were $8.9 million, a decrease of $1.5 million or 14.5% from $10.4 million for the three month period ended June 30, 2011. The gross profit from passenger vehicle brake systems increased by 32.0% from $2.5 million for the three month period ended June 30, 2011 to $3.3 million for the three month period ended June 30, 2012. Gross margin from passenger vehicle brake systems increased to 26.9% from 19.4% for the three months ended June 30, 2012, as compared with 2011. The cost decrease was mainly due to the increase of production efficiency, the improvement of the technologies of products, and the improvement of our product portfolio. Such decrease in cost helps us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,523,498 for the three months ended June 30, 2012, as compared to $3,459,526 for the three month period ended June 30, 2011, an increase of $63,972 or 1.8%.

The increase was mainly due to increased wages expense and travel expenses. As a percentage of sales revenue, selling expenses increased to 6.8% for the three months ended June 30, 2012, as compared to 5.7% for the three month period ended June 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,493,009 for the three months period ended June 30, 2012, as compared to $3,813,274 for the three month period ended June 30, 2011, a decrease of $320,265 or 8.4%. The general and administrative expenses decreased as a result of decreased sales. The Company incurred fewer expenses in relation to reduced sales. As a percentage of sales revenue, general and administrative expenses increased to 6.7% for the three months period ended June 30, 2012, as compared to 6.2% for the three month period ended June 30, 2011.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months period ended June 30, 2012, research and development expense was $2,296,820, as compared to $2,198,707 for the three month period ended June 30, 2011, an increase of $98,113.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,847,984 for the three months period ended June 30, 2012, compared with that of $1,743,079 for the three month period ended June 30, 2011, an increase of $104,905. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the three months period ended June 30, 2012, decreased by $340,124 to $532,722 from $872,846 for the three month period ended June 30, 2011, which was primarily due to lower interest rate.

OTHER INCOME

Other income was $412,975 for the three months period ended June 30, 2012, as compared to $259,109 for the three months period ended June 30, 2011, an increase of $153,866. The increase was mainly due to an increase in sales of raw material scrap for the three months period ended June 30, 2012.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial. The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate was valid for three years and provided for a reduced tax rate for years 2009 through 2011. Thus, our effective income tax rate was 15% for years 2009 through 2011. For the three-month ended June 30, 2012, the effective income tax rate was 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate. If this renewal is successful, the effective income tax rate may be reduced to 15% later in 2012.

Income tax expense of $1,279,762 and $973,077 was recorded for the quarters ended June 30, 2012 and 2011, respectively.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of June 30, 2012.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $278,034 and $522,072 for the second quarter ended June 30, 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the three-month period ended June 30, 2012, decreased by $1,974,170, to $2,996,027 from $4,970,197 for the three-month period ended June 30, 2011 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended June 30, 2012 and 2011, were $0.16 and $0.26 per share, respectively.

Results of operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

SALES

	Six months ended 30-Jun-12		Six months ended 30-Jun-11
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$75.4	78.0%	$89.2	78.9%
Passenger vehicles brake systems, etc.	$21.3	22.0%	$23.8	21.1%

Total	$96.7	100.0%	$113.0	100.0%

Net sales were $96,690,413 and $113,099,857 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $16,409,444 million or 14.5%.

The sales from commercial vehicle brake systems decreased by $13.8 million or 15.5%, to $75.4 million for the six month period ended June 30, 2012, compared to $89.2 million for the same period of 2011. Due to the slowdown of the commercial vehicle market in the six month period ended June 30, 2012, the sales from the OEM market decreased, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems decreased by $2.5 million, or 10.5%, to $21.3 million for the six month period ended June 30, 2012, compared to $23.8 million for the six month period ended June 30, 2011.

A breakdown of net sales revenues for China OEM markets, China Aftermarket and International markets for the six months ended June 30, 2012 and 2011 fiscal years, respectively, is set forth below:

	Six months	Percent	Six months	Percent	Percentage
	ended	of	ended	of	Change
	30-Jun-12	Total Sales	30-Jun-11	Total Sales
	(U.S. dollars in million)
China OEM market	$51.4	53.2%	$64.6	57.2%	-20.4%
China Aftermarket	$21.5	22.2%	$21.3	18.8%	0.9%
International market	$23.8	24.6%	$27.1	24.1%	-12.2%
Total	$96.7	100.0%	$113.0	100.0%	-14.4%

Chinese domestic economic policies and regulations resulted in a low-growth environment for the automotive industry in the first half of 2012, which caused the growth rate in vehicle sales to decline from the comparable period of 2011. For the first time in China’s industrialization and urbanization process, the growth rate of automotive vehicle sales declined over the first six month periods in two consecutive years, 2011 and 2012. However, this low-growth development is also partially a result of the significant increases in vehicle sales experienced in the 2009 and 2010 years, and it is guiding the automotive industry to develop at a more rational long-term rate. To prevent sales to the OEM market from deteriorating further, the Company enhanced its product line with a broader range of products through innovative new products as well as penetrating new market segments such as the bus and the light-duty vehicle markets. As a result, our sales to the Chinese OEM market decreased by $13.2 million or 20.4%, to $51.4 million for the first half year of 2012, compared to $64.6 million for the three-month period ended June 30, 2011.

Our sales to the Chinese aftermarket increased by $0.2 million or 0.9%, to $21.5 million for the first half year of 2012, compared to $21.3 million for the first half year of 2011. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the six months ended June 30, 2012. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $3.3 million or 12.2%, to $23.8 million for the six months of 2012, as compared to $27.1 million for the three month period ended June 30, 2011. The debt crisis in Europe and the currency depreciation in some countries caused some of our customers to reduce their inventories. Moreover, the instability of the political situation in the Middle Eastern countries restricted the purchases of our customers from us. We will take the following measures to ensure future growth in the international market:

(1) Enhance the Company brand image through industry exhibitions;

(2) Maintain our customer base and market position while penetrating new markets and capturing new customers;

(3) Build a stronger international marketing network with the focus on exploring high-value foreign markets, and actively market to the large automotive chain stores that directly sell to end users, and

(4) Further target the international OEM market by actively support initiatives that promote our overseas sales.

COST OF SALES AND GROSS PROFIT

Cost of sales for the six months period ended June 30, 2012 were $70,294,923, a decrease of $11,633,535 or 14.2% from $81,928,458 for the six months period ended June 30, 2011. Our gross profit decreased by 15.3% from $31,171,399 for the six months period ended June 30, 2011 to $26,395,490 for the same period of 2012.

Gross margin decreased to 27.3% from 27.6% for the six months period ended June 30, 2012, as compared with the six months period ended June 30, 2011. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2012 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the six months period ended June 30, 2012 were $54.3 million, a decrease of $10.2 million or 15.8% from $64.5 million for the six months period ended June 30, 2011. The gross profit from commercial vehicle brake systems decreased by 15.0% from $24.8 million for the six months period ended June 30, 2011 to $21.1 for the six months period ended June 30, 2012. Gross margin from commercial vehicle brake systems increased to 27.9% from 27.8% for the six months period ended June 30, 2012 compared with the same period of 2011. The increase is being affected by increasing production efficiency, improving the technologies of products, and improving our product portfolio.

Cost of sales from passenger vehicle brake systems for the six months period ended June 30, 2012 were $16.0 million, a decrease of $1.4 million or 8.0% from $17.4 million for the six months period ended June 30, 2011. The gross profit from passenger vehicle brake systems decreased by 17.2% from $6.4 for the six months period ended June 30, 2011 to $5.3 for the six months period ended June 30, 2012. Gross margin from passenger vehicle brake systems decreased to 25.0% from 26.8% for the six months period ended June 30, 2012, as compared with the six months period ended June 30, 2011. The cost decrease was mainly due to raising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $6,694,400 for the six months ended June 30, 2012, as compared to $6,528,754 for the same period of 2011, an increase of $165,646 or 2.5%.

The increase was mainly due to increased wages expense and travel expenses. As a percentage of sales revenue, selling expenses increased to 6.9% for the six months ended June 30, 2012, as compared to 5.8% for the same period in 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7,350,766 for the six months ended June 30, 2012, as compared to $6,679,722 for the same period of 2011, an increase of $671,044 or 10.0%.

The increase was mainly due to increases in labor expenses and expenses for business expansion. As a percentage of sales revenue, general and administrative expenses increased to 7.6% for the six months ended June 30, 2012, as compared to 5.9% for the same period in 2011.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2012, research and development expenses were $3,563,976, as compared to $4,177,608 for the same period of 2011, a decrease of $613,632.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $3,787,576 for the six months ended June 30, 2012, compared with that of $3,431,967 for the same period of 2011, an increase of $355,609. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expenses and exchange losses. The financial expense for the six months ended June 30, 2012, decreased by $312,579 to $1,127,619 from $1,440,198 for the same period of 2011, which was mainly due to lower interest rate.

OTHER INCOME

Other income was $764,820 for the six months ended June 30, 2012, as compared to $464,357 for the six months ended June 30, 2011, an increase of $300,463. The increase was mainly due to an increase in sales of raw material scrap for the six months ended June 30, 2012.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Chinese government awarded "High-Tech Enterprise" designation to the Joint Venture. The High-Tech Enterprise certificate is valid for three years and it provides the Joint Venture a reduced tax rate of 15% for years 2009 through 2011. Thus, our effective income tax rate is 15% for years 2009 through 2011. For the six months ended June 30, 2012, the effective income tax rate is 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate. If this renewal is successful, the effective income tax rate may be reduced to 15% in later 2012.

Income tax expenses of $2,298,418 and $1,922,820 were recorded for the six months ended June 30, 2012 and 2011, respectively.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of June 30, 2012.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH. Each of the non-controlling interest is held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $541,923 and $1,022,207 for the six months ended June 30, 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the six months period ended June 30, 2012, decreased by $4,494,504, to $5,330,016 from $9,824,520 for the six months ended June 30, 2011 due to the factors discussed above. Earnings per share, both basic and diluted, for the six months ended June 30, 2012 and 2011, were $0.28 and $0.51 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided by operating activities was $10,211,360 for the six months period ended June 30, 2012, a decrease of $339,812, as compared with $10,551,172 of net cash provided in operating activities in the same period in 2011 Such decrease was primarily due to increased cash inflow resulting from changes in accounts receivable which was offset by changes in accounts payable and bank acceptance notes to vendors. Most accounts receivable of our OEM customers were converted into bank acceptance notes from customers during the six months ended June 30, 2011.

At June 30, 2012, the Company had cash and cash equivalents of $21,349,583, as compared to cash and cash equivalents of $17,116,692 at December 31, 2011. The Company had working capital of $122,626,057 at June 30, 2012, as compared to working capital of $115,127,783 at December 31, 2011.

INVESTING - During the six months period ended June 30, 2012, the Company expended net cash of $443,269 in investing activities. For the six months period ended June 30, 2011, the Company utilized $4,855,872 in investing activities, mainly for acquisition of new equipment to support the growth of the business.

FINANCING - During the six month period ended June 30, 2012, the Company repaid bank loans and a capital lease in the aggregate amount of $5,454,759. Net cash provided by financing activities was $1,532,234 for the six months ended June 30, 2011.

Management has taken a number of steps to restructure the Company’s customer base and phase out accounts which failed to make prompt payments. We also placed more emphasis on collection of accounts receivable from our customers. During 2012, to develop new products that we believe will have a higher profit margin, and adopting steps for further cost saving such as improving the material utilization rate. We maintain good relationships with local banks. We believe that our current cash, cash equivalents, anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

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

OFF-BALANCE SHEET AGREEMENTS

On June 30, 2012 we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) (1)

(1)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : August 14, 2012	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)

