Form 10-Q
period 2012-09-30
SORL Auto Parts Inc
filed 2012-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of November 10, 2012 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012		December 31, 2011

Assets
Current Assets
Cash and Cash Equivalents	US$	27,894,332	US$	17,116,692
Accounts Receivable, Net of Provision, including $1,518,832 and $747,053 due from related parties at September 30, 2012 and December 31, 2011, respectively.		62,505,358		65,344,441
Bank acceptance notes from customers		12,321,831		17,980,145
Inventories		55,858,143		56,377,556
Prepayments		6,551,428		2,484,026
Other current assets		1,949,043		4,960,061
Deferred tax assets		738,758		605,539
Total Current Assets		167,818,893		164,868,460
Fixed Assets
Machinery		51,620,272		49,879,491
Molds		1,376,067		1,384,825
Office equipment		1,542,569		1,439,305
Vehicles		1,999,715		1,853,111
Buildings		8,832,512		8,888,723
Machinery held under capital lease		18,097,156		18,166,087
Construction in progress		152,947		1,503,200
Less: Accumulated Depreciation		(35,918,734)		(30,905,671)
Property, Plant and Equipment, Net		47,702,504		52,209,071
Leasehold Improvements in Progress		348,418		375,604

Land Use Rights, Net		14,740,843		15,111,078

Other Non-Current Assets

Intangible Assets		174,758		175,871
Less: Accumulated Amortization		(104,131)		(92,237)
Intangible Assets, Net		70,627		83,634
Security Deposits On Lease Agreement		1,868,002		1,879,890
Total Other Non-Current Assets		1,938,629		1,963,524
Total Assets	US$	232,549,287	US$	234,527,737

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable, including $1,692,436 and $524,148 due to related parties at September 30, 2012 and December 31, 2011, respectively.	US$	7,877,553	US$	10,772,396
Bank acceptance notes to vendors		1,878,253		5,589,678
Deposit Received from Customers		5,529,296		5,074,532
Short term bank loans		12,453,336		16,448,527
Income tax payable		1,137,724		273,781
Accrued Expenses		9,481,855		8,808,788
Current Portion Of Capital Lease Obligations		2,449,040		2,305,125
Other Current Liabilities, including $217,088 and $143,950 due to related parties at September 30, 2012 and December 31, 2011, respectively.		189,921		467,850
Total Current Liabilities		40,996,978		49,740,677

Non-Current Liabilities
Non-Current Portion Of Capital Lease Obligations		8,543,777		10,469,265
Deferred tax liabilities		276,341		236,385
Total Non-Current Liabilities		8,820,118		10,705,650

Total Liabilities	US$	49,817,096	US$	60,446,327

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of September 30, 2012 and December 31, 2011		38,609		38,609
Additional Paid In Capital		42,199,014		42,199,014
Reserves		9,237,054		8,375,392
Accumulated other comprehensive income		20,944,526		21,910,957
Retained Earnings		92,439,528		84,610,260
Total SORL Auto Parts, Inc. Stockholders' equity		164,858,731		157,134,232
Noncontrolling Interest In Subsidiaries		17,873,460		16,947,178
Total Equity		182,732,191		174,081,410
Total Liabilities and Stockholders' Equity	US$	232,549,287	US$	234,527,737

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012	2011

Sales	US$	46,708,959	47,583,678	143,399,372	160,683,535
Include: sales to related parties		1,092,343	1,195,634	5,046,533	2,488,750
Cost of Sales		33,485,059	34,531,204	103,779,982	116,459,662

Gross Profit		13,223,900	13,052,474	39,619,390	44,223,873

Expenses:
Selling and Distribution Expenses		3,765,768	2,923,832	10,460,168	9,452,586
General and Administrative Expenses		2,630,786	2,968,222	9,981,552	9,647,944
Research and development expenses		2,352,958	1,893,985	5,916,934	6,071,593
Financial Expenses		541,326	1,227,502	1,668,945	2,667,700

Total Expenses		9,290,838	9,013,541	28,027,599	27,839,823

Operating Income		3,933,062	4,038,933	11,591,791	16,384,050

Other Income		1,207,961	488,747	1,972,781	953,104
Non-Operating Expenses		(112,927)	(1,796)	(366,119)	(41,723)

Income (Loss) Before Provision for Income Taxes		5,028,096	4,525,884	13,198,453	17,295,431

Provision for Income Taxes		1,180,601	660,446	3,479,019	2,583,266

Net Income	US$	3,847,495	3,865,438	9,719,434	14,712,165

Other Comprehensive Income - Foreign Currency Translation Adjustment		(460,819)	3,041,821	(1,068,653)	6,656,889

Total Comprehensive Income		3,386,676	6,907,259	8,650,781	21,369,054

Less:
Net income attributable to Noncontrolling Interest In Subsidiaries		486,581	358,632	1,028,504	1,380,839

Other Comprehensive Income Attributable to Non-controlling Interest's Share		(45,971)	304,278	(102,222)	665,905

Total Comprehensive Income Attributable to Non-controlling Interest's Share		440,610	662,910	926,282	2,046,744

Net Income Attributable to Stockholders	US$	3,360,914	3,506,806	8,690,930	13,331,326

Other Comprehensive Income Attributable to Stockholders		(414,848)	2,737,543	(966,431)	5,990,984

Total Comprehensive Income Attributable to Stockholders	US$	2,946,066	6,244,349	7,724,499	19,322,310

Weighted average common share - Basic		19,304,921	19,304,921	19,304,921	19,304,921

Weighted average common share - Diluted		19,304,921	19,304,921	19,304,921	19,304,921

EPS - Basic		0.17	0.18	0.45	0.69

EPS - Diluted	US$	0.17	0.18	0.45	0.69

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012		2011

Cash Flows from Operating Activities
Net Income	US$	9,719,434	14,712,165
Adjustments to reconcile net income (loss) to net cash from operating activities:
Bad Debt Expense		(143,830)	498,014
Depreciation and Amortization		5,602,370	5,253,922
Loss on disposal of Fixed Assets		10,359	-
Changes in Assets and Liabilities:
Accounts Receivable		3,102,469	(10,107,006)
Bank acceptance notes from customers		5,587,439	7,868,796
Other Currents Assets		2,491,925	(1,291,002)
Inventories		172,988	(14,663,142)
Prepayments		(4,112,124)	(1,688,537)
Deferred tax assets		(138,079)	(164,779)
Accounts Payable and Bank acceptance notes to vendors		(6,544,574)	5,354,507
Income Tax Payable		866,586	81,293
Deposits Received from Customers		487,330	(3,412,311)
Other Current Liabilities and Accrued Expenses		373,621	1,609,813
Deferred tax liabilities		41,633	40,407
Net Cash Flows from Operating Activities		17,517,547	4,092,139

Cash Flows from Investing Activities
Acquisition of Property and Equipment		(941,286)	(7,589,518)
Sales proceeds of disposal of fixed assets		6,886	-
Leasehold Improvements in Progress		(31,069)	-
Net Cash Flows from Investing Activities		(965,469)	(7,589,518)

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Loans		(3,921,092)	(1,586,011)
Proceeds from (Repayment of) Capital lease		(1,708,171)	11,242,350

Net Cash flows from Financing Activities		(5,629,263)	9,656,339

Effects on changes in foreign exchange rate		(145,175)	508,648

Net Change in Cash and Cash Equivalents		10,777,640	6,667,608

Cash and Cash Equivalents- Beginning of the year		17,116,692	6,691,078

Cash and cash Equivalents - End of the period	US$	27,894,332	13,358,686

Supplemental Cash Flow Disclosures:
Interest Paid		1,929,388	2,044,898
Tax Paid		4,765,828	2,626,344

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For The Nine Months Ended on September 30, 2012

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2012	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

Net Income					8,690,930		8,690,930	1,028,504	9,719,434

Other Comprehensive Income(Loss)						(966,431)	(966,431)	(102,222)	(1,068,653)

Transfer to reserve				861,662	(861,662)		-	-	-

Ending Balance - September 30, 2012	19,304,921	38,609	42,199,014	9,237,054	92,439,528	20,944,526	164,858,731	17,873,460	182,732,191

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For The Nine months Ended on September 30, 2011

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net Income					13,331,326		13,331,326	1,380,839	14,712,165

Other Comprehensive Income(Loss)						5,990,984	5,990,984	665,905	6,656,889

Transfer to reserve				1,350,967	(1,350,967)		-	-	-

Ending Balance - September 30, 2011	19,304,921	38,609	42,199,014	7,992,514	81,652,645	20,722,591	152,605,373	16,563,906	169,169,279

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. ( the “Company,” “we”, “us,” “our”, or words of similar import) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Company Limited (“Ruian” or the “Joint Venture”) in the People’s Republic of China (“PRC” or “China”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s products range in 65 categories and over 2000 different specifications.

NOTE B - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, and other reports filed with the SEC.

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

The following related party transactions are reported for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
PURCHASES FROM:
Ruili Group Co., Ltd.	$1,610,289	$1,396,618	$4,193,135	$5,031,535
Total Purchases	$1,610,289	1,396,618	$4,193,135	5,031,535

SALES TO:
Ruili Group Co., Ltd.	$441,938	$562,936	$1,900,549	$1,856,052
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	650,405	632,698	3,145,984	632,698
Total Sales	$1,092,343	$1,195,634	$5,046,533	$2,488,750

	September 30,	December 31,
	2012	2011
ACCOUNTS RECEIVABLE
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	1,518,832	747,053
Total	1,518,832	747,053

ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$1,692,436	$524,148
Total	$1,692,436	$524,148

OTHER PAYABLES
MGR Hong Kong Limited	$74,745	$25,559
Ruili Group Co., Ltd.	142,343	118,391
Total	$217,088	$143,950

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended September 30, 2012. The changes in the allowance for doubtful accounts at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
Beginning balance	$892,455	$319,687
Add: Increase to allowance	(149,447)	572,768
Less: Accounts written off	—	—
Ending balance	$743,008	$892,455

	September 30,	December 31,
	2012	2011
Accounts receivable	$63,248,366	$66,236,896
Less: allowance for doubtful accounts	(743,008)	(892,455)
Account receivable balance, net	$62,505,358	$65,344,441

NOTE F - INVENTORIES

On September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30,	December 31,
	2012	2011
Raw Materials	$12,799,927	$13,019,592
Work in process	14,615,766	16,576,415
Finished Goods	28,442,450	26,781,549
Total Inventory	$55,858,143	$56,377,556

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Machinery	$51,620,272	$49,879,491
Molds	1,376,067	1,384,825
Office equipment	1,542,569	1,439,305
Vehicles	1,999,715	1,853,111
Buildings	8,832,512	8,888,723
Machinery held under capital lease	18,097,156	18,166,087
Construction in progress	152,947	1,503,200
Sub-Total	83,621,238	83,114,742

Less: Accumulated depreciation	(35,918,734)	(30,905,671)

Fixed Assets, net	$47,702,504	$52,209,071

Depreciation expense charged to operations was $5,251,641 and $4,927,023 for the nine months ended September 30, 2012 and 2011, respectively.

On September 13, 2011, the Company entered an agreement with International Far Eastern Leasing Co., Ltd. (a first party) and sold and simultaneously leased back part of its unencumbered manufacturing equipment, for a term of 60 months and an interest rate of 7.95%. Since the People's Bank of China announced to low the benchmark interest rates on July 6, 2012, Far Eastern Leasing Co., Ltd. also adjusted the loan interest rate accordingly. The new interest rate of 7.45% will be applied for the remaining term of 48 months. The sale price of the manufacturing equipment was $13,209,492. As related to this transaction, the Company put down a security deposit of $1,863,916 to be refunded back to the Company after the end of the lease. In addition, the Company paid a fee of $641,484 to this first party accounted for as financing expense in the accompanying condensed consolidated financial statements. The Company has an option, exercisable at the end of the lease term, to repurchase the manufacturing equipment for $157. The transaction was accounted for as a financing transaction and was recorded in the accompanying condensed consolidated financial statements as a capital lease.

NOTE H- LEASEHOLD IMPROVEMENTS

	September 30,	December 31,
	2012	2011
Cost:	$543,763	$517,011
Less: Accumulated amortization:	(195,345)	(141,407)
Leasehold Improvements In Progress, net	$348,418	$375,604

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

In August 2010, a new lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased a 32,410 square meters manufacturing plant for its passenger vehicle brake systems business. The lease term is from September 2009 to August 2020.

NOTE I- LAND USE RIGHTS

	September 30,	December 31,
	2012	2011
Cost:	$16,572,004	$16,677,470
Less: Accumulated amortization:	(1,831,161)	(1,566,392)
Land use rights, net	$14,740,843	$15,111,078

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. Amortization expenses related to this were $275,877 and $259,958 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $12,533 and $12,146 for the nine months ended September 30, 2012 and 2011 respectively. Future estimated amortization expense is as follows:

2012	2013	2014	2015	2016	Thereafter
$4,210	$16,743	$13,574	$11,990	$11,990	$12,594

NOTE K - PREPAYMENT

Prepayment consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Raw material suppliers	$4,473,721	$1,773,877
Equipment purchase	2,077,707	710,149
Total prepayment	$6,551,428	$2,484,026

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2012 and December 31, 2011 comprise the following:

	30-Sep-12	31-Dec-11
Deferred tax assets - current
Provision	110,637	133,049
Revenue (net off cost)	19,426	―
Warranty	608,695	578,225
Deferred tax assets	738,758	711,274
Valuation allowance	―	―
Net deferred tax assets - current	738,758	711,274

Deferred tax liabilities - current
Revenue (net off cost)	―	105,735
Deferred tax liabilities - current	―	105,735

Net deferred tax assets - current	738,758	605,539

Deferred tax liabilities - non-current
Land use right	276,341	236,385
Deferred tax liabilities - non-current	276,341	236,385

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

NOTE M – ACCEPTANCE NOTES TO VENDORS

Bank acceptance notes to vendors represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. From time to time we receive bank acceptance notes payable to the Company from our customers, for goods we sell to those customers. If the notes are not yet due and payable, we may exchange them at a bank in exchange for notes payable to our suppliers, and deliver those notes to our vendors. In such cases, we pay a small service fee to the banks. The bank acceptance notes usually mature and are payable to vendors by the banks in nine months. The Company does not have to pay any interest to the banks on these notes. The vendors would pay interest if they discounted the bank acceptance notes to vendors at the banks.

Bank acceptance notes to vendors were $1,878,253 and $5,589,678 as of September 30, 2012 and December 31, 2011, respectively. The Company has pledged bank acceptance notes from customers of $1.7 million to secure the bank acceptance notes to vendors granted by banks.

NOTE N - BANK LOANS

Bank loans represented the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Secured	$12,453,336	$16,448,527
Less: Current portion	$(12,453,336)	$(16,448,527)
Non-current portion	$—	$—

The Company obtained those short-term loans from Bank of China and Agricultural Bank of China to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from approximately 1.35% to 6.38% per annum. The maturity dates of the loans ranged from October 16, 2012 to March 25, 2013.

Those short-term loans were guaranteed by Ruili Group Co., Ltd., a related party of the Company, of which Mr. Xiao Ping Zhang and Ms. Shu Ping Chi are both principal shareholders.

NOTE O - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Accrued payroll	$1,719,568	$1,626,544
Accrued warranty expenses	4,057,966	3,854,832
Other accrued expenses	3,704,321	3,327,412
Total accrued expenses	$9,481,855	$8,808,788

NOTE P –CAPITAL LEASE OBLIGATIONS

	September 30,	December 31,
	2012	2011
Total Capital Lease Obligations	$10,992,817	$12,774,390
Less: Current portion	$(2,449,040)	$(2,305,125)
Non-current portion	$8,543,777	$10,469,265

The capital lease obligation was under the agreement with International Far Eastern Leasing Co., Ltd., which was disclosed in Note G, for the remaining term of 48 months and an interest rate of 7.45% per annum, payable monthly in arrears. International Far Eastern Leasing Co., Ltd. is the subsidiary of China Sinochem Corporation (listed among the 2012 Fortune 500 company list by Fortune magazine). As related to this transaction, the Company made a security deposit of $1,863,916 to be refunded back to the Company after the end of the lease.

NOTE Q – RESERVE

The reserve funds are comprised of the following:

	September 30,	December 31,
	2012	2011
Statutory surplus reserve fund	$9,237,054	$8,375,392
Total	$9,237,054	$8,375,392

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the Company's subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations.

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

The Company increased its investment in Ruian as a result of its financing in December 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, Ruian was eligible for additional preferential tax treatment. For the years 2007 and 2008, Ruian was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the fiscal year 2006. Thereafter, Ruian was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because Ruian has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. So, the Company’s statutory income tax rate was 15% for years 2009 through 2011. For the quarter ended September 30, 2012, the statutory income tax rate was 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate, a certificate awarded by the government of China for qualified enterprises with high and new technologies that are encouraged by the government. If this renewal is successful, according to the China Corporate Income Tax Law, which came into effect on January 1, 2008, the effective income tax rate for qualified high and new technology enterprises, such as the Company, may be reduced to 15% later in 2012.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the nine months of 2012 and 2011 is as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	―	-10.00%
Other items	0.44%	-0.06%

Effective tax rate	25.44%	14.94%

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Computed income tax provision at the statutory rate	$3,263,348	$4,398,503
Tax exemption	―	(1,759,401)
Deferred tax provision	(96,445)	(124,372)
Current period permanent differences and other reconciling items	312,116	68,536
Total income taxes	$3,479,019	$2,583,266

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above on September 30, 2012. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2012, there were known penalties in the amount of $40,000 related to tax years 2007 and 2008, which the Company is in the process of settlement with the U.S. tax authority. The provisions for income taxes for the nine months ended September 30, 2012 and 2011, respectively, are summarized as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Current	$3,575,464	$2,707,638
Deferred	(96,445)	(124,372)

Total	$3,479,019	$2,583,266

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FIN No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007. As the result of the implementation of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes – In Interpretation of FASB ASC 740-10 (Prior authoritative literature: FASB Statement No. 109), the Company recognized no material adjustments to unrecognized tax benefits. On the adoption date of January 1, 2007 and as of September 30, 2012 and December 31, 2011, the Company has no unrecognized tax benefits.

NOTE S - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $1,028,504 and $1,380,839 for the nine months ended September 30, 2012 and 2011, respectively.

	September 30, 2012	September 30, 2011
10% non-controlling interest in Ruian	$957,402	$1,501,075
40% non-controlling interest in SIH	$71,102	(120,236)

Total	$1,028,504	1,380,839

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

In August 2010, a new a lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased a 32,410 square meters manufacturing plant for its newly purchased passenger vehicle brake systems business. The lease term is from September 2009 to August 2020.

The lease expenses were $890,953 and $480,908 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Future minimum rental payments for the years ending December 31 are as follows:

	2012	2013	2014	2015	2016	Thereafter
Operating Lease Commitments	$287,112	$1,053,408	$1,053,408	$1,053,408	$1,053,408	$2,644,529

NOTE U - ADVERTISING COSTS

Advertising costs were $183,950 and $166,707 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE V - RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $5,916,934 and $6,071,593 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE W - WARRANTY CLAIMS

Warranty claims were $1,474,058 and $1,787,155 for the nine months ended September 30, 2012 and 2011, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2012 was as follows:

Beginning balance at January 01, 2012	3,854,832
Aggregate reduction for payments made	(1,244,423)
Aggregate increase for new warranties issued during current period	1,474,058
Effect on changes in foreign exchange rate	(26,501)
Ending balance at September 30, 2012:	4,057,966

NOTE X – SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicle brake systems, etc.”) for different types of commercial vehicles. On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (passenger vehicle brake systems”) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicle brake systems, etc. and passenger vehicle brake systems, etc.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2012		2011		2012		2011

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicle brake systems		$111,678,786		$125,146,226		$36,277,690		$35,876,417
Passenger vehicle brake systems		31,720,586		35,537,309		10,431,269		11,707,261

Net sales		$143,399,372		$160,683,535		$46,708,959		$47,583,678
INTERSEGMENT SALES
Commercial vehicle brake systems	$		$		$		$
Passenger vehicle brake systems		―		―		―		―

Intersegment sales	$	―	$	―	$	―	$	―
GROSS PROFIT
Commercial vehicle brake systems		$30,813,735		$34,707,120		$9,744,787		$9,914,184
Passenger vehicle brake systems		8,805,655		9,516,753		3,479,112		3,138,290
All other
Gross profit		$39,619,390		$44,223,873		$13,223,899		$13,052,474
Selling and distribution expenses		10,460,168		9,452,586		3,765,768		2,923,832
General and administrative expenses		9,981,552		9,647,944		2,630,785		2,968,222
Research and development expenses		5,916,934		6,071,593		2,352,958		1,893,985
Financial Expenses		1,668,945		2,667,700		541,326		1,227,502
Income (loss) from operations		11,591,791		16,384,050		3,933,062		4,038,933
Other income (expense), net		1,606,662		911,381		1,095,034		486,951
Income (loss) before income tax expense (benefit)		$13,198,453		$17,295,431		$5,028,096		$4,525,884
CAPITAL EXPENDITURE
Commercial vehicle brake systems		$742,865		$5,910,995		$408,523		$2,144,618
Passenger vehicle brake systems		198,421		1,678,523		117,467		589,028

Total		$941,286		$7,589,518		$525,990		$2,733,646
DEPRECIATION AND AMORTIZATION
Commercial vehicle brake systems		$4,393,112		$4,091,947		$1,409,505		$1,162,952
Passenger vehicle brake systems		1,209,258		1,161,975		405,289		659,003

Total		$5,602,370		$5,253,922		$1,814,794		$1,821,955

	September 30, 2012	December 31, 2011

TOTAL ASSETS
Commercial vehicle brake systems	$181,108,339	$185,276,912
Passenger vehicle brake systems	51,440,948	49,250,825

Total	$232,549,287	$234,527,737

	September 30, 2012	December 31, 2011

LONG LIVED ASSETS
Commercial vehicle brake systems	$50,411,740	$55,030,829
Passenger vehicle brake systems	14,318,654	14,628,448

Total	$64,730,394	$69,659,277

NOTE Y – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the nine months ended September 30, 2012 and 2011.

NOTE Z – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $3,267,552 and $3,420,200 for the nine month ended September 30, 2012 and 2011, respectively.

NOTE AA – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the nine months ended September 30, 2012 and 2011, respectively. There were no employee stock options or warrants outstanding as of September 30, 2012.

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

NOTE AC - OFF-BALANCE SHEET ARRANGEMENTS

On September 30, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

NOTE AE – SUBSEQUENT EVENTS

The Company has no significant subsequent events from September 30, 2012 through the consolidated financial statements issue date of this report.

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

Results of Operations

On November 5, 2012, SORL announced the Company received a 400-unit order for its new electric air compressor from Shen Zhen Wuzhoulong Motors Group. Released in July 2012, the new electric air compressor is selling at 8,000 RMB per unit. In addition to Wuzhoulong, the Company has also received indication of purchasing interest for the same products from other large bus manufacturers in China.

On October 15, 2012, SORL announced that the Company obtained a patent in the People’s Republic of China (“PRC”) for a new proprietary electric air dryer that is specifically designed for new energy electric buses and specialty commercial vehicles. Equipped with an internal electronic control unit to achieve continuing desiccant regeneration, SORL’s new electric air dryer has a prolonged useful life and improves the working environment of the vehicle’s air control system. As a result, the dryer extends the operating life of the entire air control system and improves the vehicles’ safety performance. The patent will be in effect from 2012 through 2030.

On September 24, 2012, the Company announced that it won a new contract from Shanxi Automobile Group Co., Ltd. (“Shanqi”) to supply 90% of the re-card spring brake chambers for the Delong F3000 heavy-duty truck models. The Delong F3000 series is one of the heavy-duty truck models from Shaanxi Auto and it possesses the versatility to be used in logistics, heavy loads, construction and bridge building, ore transportation, municipal sanitation and the transportation of dangerous goods. The new F3000 provides superior quality for its customers.

On August 27, 2012, SORL announced the launch of its newly developed electrically controlled power steering pump, marking a technological breakthrough for the electric bus market. SORL’s electrically controlled power steering pump is specifically designed for use in new energy electric buses.

On July 18, 2012, Company announced it had launched a new generation of electric air brake compressors to be used in electric buses. Air brake compressors used in traditional vehicles are powered by an internal combustion engine. SORL's new generation of electric air brake compressors are powered by an electric motor, thereby increasing fuel conservation and reducing pollution. The new compressors have an extended life span as it is far easier to make them start or stop working. An electric air compressor is a necessity for all electric buses with an air brake system.

Results of operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

SALES

	Three Months ended		Three Months ended
	September 30, 2012		September 30, 2011
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$36.3	77.7%	$35.9	75.4%
Passenger vehicle brake systems, etc.	$10.4	22.3%	$11.7	24.6%

Total	$46.7	100.0%	$47.6	100.0%

Net sales were $46,708,959 and $47,583,678 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $0.9 million or 1.9%.

The sales from commercial vehicle brake systems increased by $0.4 million or 1.1%, to $36.3 million for the third quarter of 2012, compared to $35.9 million for the same period of 2011.

The sales from passenger vehicle brake systems decreased by $1.3 million or 11.1%, to $10.4 million for the third quarter of 2012, compared to $11.7 million for the same period of 2011.

A breakdown of net sales revenue for these markets for the third quarter of the 2012 and 2011 fiscal years, respectively, is set forth below:

	Three Months		Three Months
	ended	Percent	ended	Percent
	September 30, 2012	of Total Sales	September 30, 2011	of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$18.7	40.0%	$20.8	43.8%	-10.1%
China Aftermarket	$12.2	26.1%	$11.6	24.3%	5.2%
International market	$15.8	33.8%	$15.2	32.0%	3.9%
Total	$46.7	100.0%	$47.6	100.0%	-1.9%

Chinese domestic macro-economic environment, including consumer confidence and industrial activities, as well as relevant policies and regulations resulted in a low-growth environment for the automotive industry in the nine months of 2012, caused the growth rate in vehicle sales decline from the comparable period of 2011. For the first time in China’s industrialization and urbanization era, the growth rate of automotive vehicle sales declined over the nine month periods in two consecutive years, 2011 and 2012. However, this low-growth development is also partially a result of the significant and possibly one-time only increases in vehicle sales experienced in 2009 and 2010, and the PRC government is guiding the automotive industry to develop at a more rational long-term growth rate. To prevent sales to the OEM market from deteriorating, the Company enhanced its product line with a broader range of products through innovative new products as well as penetrating new market segments, such as the bus and the light-duty vehicle markets. As a result, our sales to the Chinese OEM market decreased by $2.1 million or 10.1%, to $18.7 million for the third quarter of 2012, compared to $20.8 million for the three month period ended September 30 of 2011.

Our sales to the Chinese aftermarket increased by $0.6 million or 5.2%, to $12.2 million for the third quarter of 2012, compared to $11.6 million for the same period of 2011, due to overall slowdown in the auto parts market in China. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended September 30, 2012. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales increased by $0.6 million or 3.9%, to $15.8 million for the third quarter of 2012, as compared to $15.2 million for the same period of 2011. It was mainly due to the improving conditions in the U.S. market and a broadening customer base, as well as the Company’s continuous strategy to strengthen and extend its distribution networks to focus on increasing recognition of SORL’s products by end users.

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

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended September 30, 2012 were $33,485,059, a decrease of $1,046,145 or 3.0%, from $34,531,204 for the three month period ended September 30, 2011. Our gross profit increased by 1.3% from $13,052,474 for the same period in 2011 to $13,223,900 for the three month period ended September 30, 2012.

Gross margin increased to 28.3% from 27.4% for the three month period ended September 30, 2012 compared with 2011, primarily resulted from the increase of gross margin of our passenger vehicle business, but partly offset by the decrease in the gross margin of our commercial vehicle business. Gross margin is being affected by labor expenses, the fluctuation of the Chinese currency, and raw material costs, as well as our product mix in each of our commercial vehicle and passenger vehicle businesses.

Cost of sales from commercial vehicle brake systems for the three months period ended September 30, 2012 were $26.5 million, an increase of $0.5 million or 2.2% from $ 26.0 million for the same period last year. Such increase was primarily resulted from the increase of sales from commercial vehicle brake systems by $0.4 million or 1.1%. Since the increase of our cost of sales in the commercial vehicle business outpaced our increase in the sales from commercial vehicle business, the gross profit from commercial vehicle brake systems decreased by 1.7% from $9.9 million for three month period ended September 30, 2011, to $9.7 million for the three month period ended September 30, 2012. Gross margin from commercial vehicle brake systems decreased to 26.9% from 27.6% for the three months period ended September 30, 2012, compared to the three month period ended September 30, 2011. The decrease was mainly due to rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the three months period ended September 30, 2012 were $7.0 million, a decrease of $1.6 million or 18.9%, from $8.6 million for the three month period ended September 30, 2011. Such decrease primarily resulted from the decrease of sales by $1.3 million, or 11.1% in our passenger vehicle business. The gross profit from passenger vehicle brake systems increased by 10.9% from $3.1 million for the three month period ended September 30, 2011, to $3.5 million for the three month period ended September 30, 2012.

Gross margin from passenger vehicle brake systems increased to 33.4% from 26.8% for the three months ended September 30, 2012, as compared with 2011. The increase of our gross margin primarily resulted from the increase of our production efficiency and the increase of the weight of higher value-added, more technologically advanced products in our product portfolio in our passenger vehicle business, and partly offset by the increase in labor expenses, the appreciation of the Chinese currency, and higher raw material costs.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,765,768 for the three months ended September 30, 2012, as compared to $2,923,832 for the same period of 2011, an increase of $841,936 or 28.8%. The increase was mainly due to increased packaging expense and selling- and distribution- related travel expenses.

Selling and distribution expenses as a percentage of sales revenue increased to 8.1% for the three months ended September 30, 2012, as compared to 6.1% for the same period in 2011, primarily due to the increase of total amount of selling and distribution expenses and the decrease of sales by $0.9 million from $47.6 million from the three months ended September 30, 2011 to $46.7 million from the three months ended September 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,630,786 for the three months ended September 30, 2012, as compared to $2,968,222 for the same period of 2011, a decrease of $337,436 or 11.4%. The general and administrative expenses decreased as a result of certain adjustments for the prior period and decreased sales for the current period. The Company incurred fewer expenses in relation to reduced sales .Since the decrease of our general and administrative expenses outpaced the decrease of our sales, general and administrative expenses, as a percentage of sales revenue,  decreased from 6.2% for the same period in 2011 to 5.6% for the three months ended September 30, 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2012, research and development expense was $2,352,958, as compared to $1,893,985 for the same period of 2011, an increase of $458,973.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased by $7,161 to $1,814,794 for the three months ended September 30, 2012, compared with that of $1,821,955 for the same period of 2011. The de minis decrease in depreciation and amortization expense primarily resulted from a stable portfolio of production equipment and facilities.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the three months ended September 30, 2012, decreased by $686,176 to $541,326 from $1,227,502 for the same period of 2011, which was mainly due to lower interest rates.

OTHER INCOME

Other income was $1,207,961 for the three months ended September 30, 2012, as compared to $488,747 for the three months ended September 30, 2011, an increase of $719,214. The increase was mainly due to an increase in sales of raw material scrap for the three months ended September 30, 2012.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate was valid for three years and provided for a reduced tax rate for years 2009 through 2011. Thus, our effective income tax rate was 15% for years 2009 through 2011. For the quarter ended September 30, 2012, the effective income tax rate was 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate. If this renewal is successful, the effective income tax rate may be reduced to 15% later in 2012.

Income tax expense of $1,180,601 and $660,446 was recorded for the quarters ended September 30, 2012 and 2011, respectively. The increase was due to the increase of the income before provision for income taxes from $4.5 million for the three months ended September 30, 2011 to $5.0 million for the three months ended September 30, 2012, and the increase of our effective tax from 15% to 25% for the same period.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of September 30, 2012.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $486,581 and $358,632 for the third quarter ended September 30, 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended September 30, 2012, decreased by $145,892, to $3,360,914 from $3,506,806 for the quarter ended September 30, 2011 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended September 30, 2012 and 2011, were $0.17 and $0.18 per share, respectively.

Results of operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

SALES

	Nine months ended		Nine months ended
	September 30, 2012		September 30, 2011
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$111.7	77.9%	$125.1	77.9%
Passenger vehicles brake systems, etc.	$31.7	22.1%	$35.6	22.2%

Total	$143.4	100.0%	$160.7	100.0%

Net sales were $143,399,372 and $160,683,535 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $17.3 million or 10.8%.

The sales from commercial vehicle brake systems decreased by $13.4 million or 10.7%, to $111.7 million for the nine months ended September 30, 2012, compared to $125.1 million for the same period of 2011. Due to the slowdown of the commercial vehicle market in the nine months ended September 30, 2012, the sales from the OEM market decreased, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems decreased by $3.9 million or 11.0%, to $31.7 million for the nine months ended September 30, 2012, compared to $35.6 million for the same period of 2011.

A breakdown of net sales revenues for China OEM markets, China Aftermarket and International markets for the nine months ended September 30, 2012 and 2011 fiscal years, respectively, is set forth below:

	Nine months	Percent	Nine months	Percent
	ended	of	ended	of
	September 30, 2012	Total Sales	September 30, 2011	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$70.1	53.2%	$85.5	53%	-18.0%
China Aftermarket	$33.7	22.2%	$32.9	21%	2.4%
International market	$39.6	24.6%	$42.3	26%	-6.4%
Total	$143.4	100.0%	$160.7	100.0%	-10.8%

Chinese domestic macro-economic environment, including consumer confidence and industrial activities, as well as relevant policies and regulations have resulted in a low-growth environment for the automotive industry in the nine months of 2012, caused the growth rate in vehicle sales again declined from the low base in the comparable period of 2011. For the first time in China’s industrialization and urbanization era, the growth rate of automotive vehicle sales has declined over the nine month periods in two consecutive years, 2011 and 2012. However, this low-growth development is also partially a result of the significant and possibly one-time only increases in vehicle sales experienced in the 2009 and 2010 years, and the PRC government is guiding the automotive industry to develop at a more rational long-term growth rate. To prevent sales to the OEM market from deteriorating further, the Company has maintained its market position in the Chinese OEM market by enhancing its product line with a broader range of products through innovative new products as well as penetrating new market segments such as the bus and the light-duty vehicle markets. As a result, our sales to the Chinese OEM market decreased by $15.4 million or 18.0%, to $51.4 million for the nine months ended September 30, 2012, compared to $85.5 million for the same period of 2011.

Our sales to the Chinese aftermarket increased by $0.8 million or 2.4%, to $33.7 million for the nine months ended September 30, 2012, compared to $32.9 million for the same period of 2011. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the nine months ended September 30, 2012. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $2.7 million or 6.4%, to $39.6 million for the nine months of 2012, as compared to $42.3 million for the same period of 2011. The debt crisis in Europe and the currency depreciation in some countries caused some of our customers to reduce their inventories. Moreover, the instability of the political situation in the Middle Eastern countries restricted the purchases of our customers from us. We will take the following measures to ensure future growth in the international market:

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

COST OF SALES AND GROSS PROFIT

Cost of sales for the nine months ended September 30, 2012 were $103,779,982, a decrease of $12,679,680 or 10.9% from $116,459,662 for the same period last year. Our gross profit decreased by 10.4% from $44,223,873 for the nine months ended September 30, 2011 to $39,619,390 for the same period of 2012. Both the decrease of cost of sales and gross profit primarily resulted from the decrease of sales from $161 million from the nine months ended September 30, 2011 to $143 million for the nine months ended September 30, 2012.

Gross margin increased to 27.6% from 27.5% for the nine months ended September 30, 2012, as compared with the same period of 2011, primarily resulted from the increase of gross margin of our passenger vehicle business, but offset by the decrease in the gross margin of our commercial vehicle business. Gross margin is being affected by labor expenses, the fluctuation of the Chinese currency, and raw material costs, as well as our product mix in each of our commercial vehicle and passenger vehicle businesses.

Cost of sales from commercial vehicle brake systems for the nine months ended September 30, 2012 were $80.9 million, a decrease of $9.6 million or 10.6% from $90.4 million for the same period of 2011. The gross profit from commercial vehicle brake systems decreased by 11.2% from $34.7 million for the nine months ended September 30, 2011 to $30.8 million for the same period of 2012. Both the decrease of cost of sales and the decrease of gross profit primarily resulted from the decrease of sales from $125.1 million from the nine months ended September 30, 2011 to $111.7 million for the nine months ended September 30, 2012 for our commercial vehicle business.

Gross margin from commercial vehicle brake systems decreased to 27.6% from 27.7% for the nine months ended September 30, 2012 compared with the same period of 2011. The decrease in the gross margin was mainly due to rising labor expenses, the appreciation of the Chinese currency, and higher raw material costs.

Cost of sales from passenger vehicle brake systems for the nine months ended September 30, 2012 were $22.9 million, a decrease of $3.1 million or 11.9% from $26.0 million for the same period of 2011. The gross profit from passenger vehicle brake systems decreased by 7.5% from $9.5 million for the nine months ended September 30, 2011 to $8.8 million for the same period of 2012. Both the decrease of cost of sales and the decrease of gross profit from our passenger vehicle business primarily resulted from the decrease of our sales from passenger vehicle business from $35.6 million for the nine months ended September 30, 2011 to $31.7 million for the nine months ended September 30, 2012.

Gross margin from passenger vehicle brake systems increased to 27.8% from 26.8% for the nine months ended September 30, 2012, as compared with the same period in 2011. The increase of our gross margin primarily resulted from the increase of our production efficiency and the increase of the weight of higher value-added, more technologically advanced products in our product portfolio in our passenger vehicle business, partly offset by the increase in labor expenses, the appreciation of the Chinese currency, and higher raw material costs.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $10,460,168 for the nine months ended September 30, 2012, as compared to $9,452,586 for the same period of 2011, an increase of $1,007,582 or 10.7%.

The increase was mainly due to increased packaging expense and selling- and distribution- related travel expenses. As a percentage of sales revenue, selling expenses increased to 7.3% for the nine months ended September 30, 2012, as compared to 5.9% for the same period in 2011, primarily because as the total selling and distribution expenses increased, our total sales revenues decreased about 10.8%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9,981,552 for the nine months ended September 30, 2012, as compared to $9,647,944 for the same period of 2011, an increase of $333,608 or 3.5%.

The increase was mainly due to increases in labor and salary expenses related to general and administrative functions of the Company and the increases in expenses related to general business development. As a percentage of sales revenue, general and administrative expenses increased to 7.0% for the nine months ended September 30, 2012, as compared to 6.0% for the same period in 2011, primarily because as the total general and administrative expenses increased, while our total sales revenues decreased about 10.8%.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development costs. For the nine months ended September 30, 2012, research and development expenses were $5,916,934, as compared to $6,071,593 for the same period of 2011, a decrease of $154,659.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $5,602,370 for the nine months ended September 30, 2012, compared with that of $5,253,922 for the same period of 2011, an increase of $348,448. The increase in depreciation and amortization expenses was primarily due to the increased pool of the capital equipment resulted from the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expenses and exchange losses. The financial expense for the nine months ended September 30, 2012, decreased by $998,755 to $1,668,945 from $2,667,700 for the same period of 2011, which was mainly due to lower interest expenses.

OTHER INCOME

Other income was $1,972,781 for the nine months ended September 30, 2012, as compared to $953,104 for the nine months ended September 30, 2011, an increase of $1,019,677. The increase was mainly due to an increase in sales of raw material scrap for the nine months ended September 30, 2012.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the fiscal year 2006. This tax exemption was superseded as a result of the Chinese government awarded "High-Tech Enterprise" designation to the Joint Venture. The High-Tech Enterprise certificate is valid for three years and it provides the Joint Venture a reduced tax rate of 15% for years 2009 through 2011. Thus, our effective income tax rate is 15% for years 2009 through 2011. For the nine months ended September 30, 2012, the effective income tax rate is 25%. However, the Company is in the process of renewing its “High-Tech Enterprise” certificate. If this renewal is successful, the effective income tax rate may be reduced to 15% in later 2012.

Income tax expenses of $3,479,019 and $2,583,266 were recorded for the nine months ended September 30, 2012 and 2011, respectively.   The increase was primarily due to (i) the increase the increase of our effective tax from 15% from the nine months ended September 30, 2011 to 25% for the same period in 2012, and (ii) the decrease of the income before provision for income taxes from $17.3 million for the nine months ended September 30, 2011 to $13.2 million for the three months ended September 30, 2012.

STOCK-BASED COMPENSATION

There were no options or warrants outstanding as of September 30, 2012.

Although the Company anticipates that future issuances of stock awards could have a material impact on reported net income in future financial statements, we do not expect them to have a material impact on future cash flows.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH. Each of the non-controlling interest is held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,028,504 and $1,380,839 for the nine months ended September 30, 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the nine months ended September 30, 2012, decreased by $4,640,396, to $8,690,930 from $13,331,326 for the nine months ended September 30, 2011 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2012 and 2011, were $0.45 and $0.69 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided by operating activities was $17,517,547 for nine months ended September 30, 2012, an increase of $13,425,408, as compared with $4,092,139 of net cash provided in operating activities in the same period in 2011. Such increase was primarily due to increased cash inflow resulting from changes in accounts receivable and inventories. Most accounts receivable of our OEM customers were converted into bank acceptance notes from customers during the nine months ended September 30, 2011.

At September 30, 2012, the Company had cash and cash equivalents of $27,894,332, as compared to cash and cash equivalents of $17,116,692 at December 31, 2011. The Company had working capital of $126,821,915 at September 30, 2012, as compared to working capital of $115,127,783 at December 31, 2011, reflecting current ratios of 4.09:1 and 3.31:1, respectively.

INVESTING - During the nine months ended September 30, 2012, the Company expended net cash of $965,469 in investing activities. For the nine months ended September 30, 2011, the Company utilized $7,589,518 in investing activities, mainly for acquisition of new equipment to support the growth of the business.

FINANCING - During the nine month period ended September 30, 2012, the Company repaid the bank loans and a capital lease in the aggregate amount or $5,629,263. Net cash provided by financing activities was $9,656,339 for the nine months ended September 30, 2011.

Management has taken a number of steps to restructure the Company’s customer base and phase out accounts which failed to make prompt payments. We also placed more emphasis on collection of accounts receivable from our customers. During 2012, we continued to develop new products that we believe will have a higher profit margin, and adopting steps for further cost saving such as improving the material utilization rate. We maintain good relationships with local banks. We believe that our current cash, cash equivalents, anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

CURRENCY RISK AND FINANCIAL INSTRUMENTS - Although our reporting currency is the U.S. dollar, the functional currency of the Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In recent years, the RMB has been appreciating against the U.S. dollar.

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

OFF-BALANCE SHEET AGREEMENTS

On September 30, 2012 we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350) (1)

(1)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : November 14, 2012	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

(Principal Executive Officer)
By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)

