Form 10-K
period 2012-12-31
SORL Auto Parts Inc
filed 2013-04-01
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State registrant’s revenues for its most recent fiscal year December 31, 2012: $192,217,399.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2012, the value was approximately $46,524,860.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of March 17, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, scheduled for June 13, 2013, are incorporated by reference into Part III of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”), SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) develops, manufactures and distributes automotive brake systems and other key safety related auto parts to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and aboard. The Company’s products are used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in China in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $43.4 million.

On January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”). The Ruili Group began the automotive air brake valve business in 1987. The acquisition was accomplished by transfer from the Ruili Group to Fairford of relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machineries, and the assumption of short and long term borrowings for a purchase price of $6,390,000. The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm. Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture. The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

On November 30, 2006, the Company completed a follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commissions and approximately $0.7 million of related offering expenses were approximately $28.2 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of offering, exercised its over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of underwriter’s discount of approximately $0.3 million, the Company received approximately $4.3 million. The aggregate net proceeds to the Company of this offering was approximately $32.5 million, which included the approximate $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters.

On December 8 and 26, 2006, through Fairford, the Company invested $32.67 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $3.63 million. Accordingly, the Company continued to hold a 90% controlling interest in the operating subsidiary.

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. ("SIH"). SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested approximately $9.4 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group, a related party under common control. As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB170 million, or approximately USD$25 million. The transaction was accounted for using the book basis of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Ruili Group. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Ruili Group other than as described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company, together with his wife and brother, owns 63% of the registered capital of Ruili Group, and owns more than 50% of the outstanding common stock of SORL. This results in the acquisition being accounted for using the historical costs of the financial statements of the Ruili Group. The consolidated financial statements, and the Management’s Discussion and Analysis contained in Item 7 of this report, have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

STRATEGIC PLAN

In 2012, China's automotive industry continued to grow, due to a number of Chinese national policies that encouraged and accelerated domestic demands and further promoted economic development. As the international economic environment and international markets remain uncertain, the Company determined to adjust its 2013 business plan and strategy. In 2013, our plan includes these elements:

●	Enhance sales to OEM customers. We intend to enhance sales to OEM customers by improving customer service and increasing sales of integrated systems and modular supplies.

●	Focus on bus market. We aim to enhance our relationships with major bus clients in order to achieve a higher profit margin. We have established a team devoted to the development of bus products, so that we can better respond to the needs of our bus customers and to help achieve higher margins.

●	Expand sales into the railway transportation market to further extend the product line. We expect to continue to enhance our ability of development and supply high value-added products to our railway market customers.

●	Develop new products. We plan to enhance the development of several new products including automotive electronics and energy-saving products. We are working to upgrade traditional air brake drive products to electronically controlled products to achieve a higher profit margin. We are working to develop energy-saving products which will do less harm to the environment, both in the manufacturing process and in use.

●	Improve manufacturing technology and further computerize our manufacturing. We will continue to improve our manufacturing process to enhance product quality. We anticipate that improvement of manufacturing technology will further automate our manufacturing process, thereby reducing human error, increasing manufacturing efficiency, lowering production costs and further ensuring consistent quality of our products.

●	Expand through strategic alliance and acquisitions. We are exploring opportunities to enter the passenger vehicle market and to expand our international sales network through new joint ventures with or acquisitions of other automotive parts manufacturers in China, as well as auto parts distributors or repair factories with established sales networks outside of China. We will seek acquisition targets that can easily be integrated into our product manufacturing and corporate management, or strong joint-venture partners that would become major customers.

The Company’s Products

Through the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related auto parts in China and internationally. Our products are principally used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components to ensure driving safety.

We produce an extensive range of products covering 65 categories and over 2000 specifications in automotive brake systems and other key safety related auto parts, which are widely used in different types of commercial vehicles. We seek to introduce new products, maintain high quality, and provide excellent customer support. When working with a customer, our goal is to understand the need of each customer and apply our extensive experience and innovative technology to deliver products that meet such need. We support our products with a full-range of styling, design, testing and manufacturing capabilities, including just-in -time and in-sequence delivery.

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

Based on statistics published by the China Association of Automobile Manufactures, in 2012China’s automobile output and sales volume both reached record high levels of 19.27 million and 19.31 million units, which was increased by 4.6% and 4.3%, compared with 2011 figures. Despite the overall growth of the sales of all the automobiles, the output and sales volume of commercial vehicles, decreased 4.71% and 5.49% to 3.75 million units and 3.81 million units, respectively. Within the commercial vehicle sector, the sales of heavy-duty trucks decreased the most, by 27.8% in 2012 compared with the year of 2011.

The decline of the overall sales of heavy-duty trucks in China in 2012 could be attributed to the deceleration of the growth in capital investment, domestic consumption and international trade, which led to the deceleration of volume of goods transported, as well as the reduced demand for heavy-duty trucks in the construction sector for both the residential and commercial real estate development sector, as well as in infrastructure projects.

The Chinese auto parts industry is highly fragmented. Management believes that the future trends of China’s auto parts industry will be:

☐	To keep pace with the rapid development of new automobile technologies.

☐	To meet the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.

☐	To partner with OEM customers in the entire process from product design, development and production to cost control, quality control and final delivery.

☐	To implement industry restructuring through integration to form several large sized auto parts manufacturing groups better able to compete with leading international manufacturers.

MARKET AND CUSTOMERS

Management believes that we are the leading commercial vehicle air brake systems manufacturer in China. In general, our customers are divided into three groups: OEMs in China, aftermarket distributors in China, and international customers, accounting for approximately 48.8%, 23.6% and 27.6%, respectively, of the Company’s annual sales for 2012.

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

The table below presents comparative information for 2012 and 2011 on the Company’s top five OEM customers.

Ranking	Customer	% of 2012 Sales	Customer	% of 2011 Sales

1	Dongfeng Axle Co., Ltd.	5.5%	FAW Qingdao Automobile Works	7.0%
2	FAW Qingdao Automobile Works	5.3%	Dongfeng Axle Co., Ltd.	4.9%
3	FAW Jiefang Automotive Co., Ltd.	3.8%	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	4.3%
4	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	3.3%	FAW Jiefang Automotive Co., Ltd.	4.1%
5	Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.,	2.6%	Qingdao Qingte Zhongli Axle Co., Ltd.	2.7%

The Company continue to expand our business with Beiqi Foton Motor Co.,Ltd., Dongfeng Motor Co.,Ltd, and FAW Group, which were the three largest commercial vehicle manufacturers in China during 2012. The Company became a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements). The Company achieved a new business breakthrough to top 10-ranked vehicle manufacturers such as Sinnotruck and Shaanxi Automobile Group Co., Ltd, as we expanded our businesses with them from supplying only automotive electric components to delivering entire air-brake systems. Futhermore, Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be our major customers.

Aftermarket - The Company’s Chinese sales network consists of 26 authorized distributors covering the following seven regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 26 authorized distributors sell only “SORL” products and in turn channel the products through over 2,000 sub-distributors.

International Market – With the recovery of the global economy and customers' confidence in the growth of the economy in 2012, our export sales increased compared to 2011. We consider increasing our export sales as an important way to increase our brand awareness and expand our market share. We address expansion in the export market through the following measures:

●	Focus on both overseas aftermarket and OEM customers at the same time. The Company is selling its products into 104 countries and regions, and has begun to supply products to OEMs in India.

●	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

●	The Company established a new joint venture in Hong Kong in 2009 to focus on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has three international sales centers. These are located in UAE, USA and India. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2012, export sales accounted for 27.6% of total revenue. Products are exported to more than 104 countries and regions in the world. Total export sales in 2012 decreased by 7.2% compared with 2011.

Ranking	Country	Customer Name	% of 2012 Sales	Country	Customer Name	% of 2011 Sales

1	USA	SAP	3.0%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	2.2%
2	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	2.6%	USA	SAP	1.9%
3	USA	RUILI HYDRAULIC SYSTEMS	1.8%	USA	RUILI HYDRAULIC SYSTEMS	1.5%
4	South Africa	MICO	0.8%	Brazil	LNG	0.8%
5	Brazil	LNG	0.8%	South Africa	TPE	0.8%
6	South Africa	POLMO	0.7%	South Africa	MICO	0.7%
7	Spain	AIR-FREN	0.6%	USA	CARDONE	0.7%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide parts to other suppliers for use in the latter’s product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. Currently, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these parts through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production capacity, advanced technology and the ability to produce system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies that have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, we have established long-term business relationships with many major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the key for a successful commercial vehicle air brake supplier are product quality, price competitiveness, and development capability, new product development capacity, and timeliness of delivery. We have strived to improve our competitiveness by recruiting highly qualified managers and employees, improving our product design capability and facilities, and providing better customer service.

Domestic Competition - Our major competitors in China are: VIE, Weiming and CAFF, each as described below.

☐	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion to the aftermarket and export.

☐	China Shandong Weiming Automotive Products Co. Ltd. , or Weiming: This is a joint venture with WABCO of Germany, and mainly produces air dryers, and ABS, primarily supplying to truck and bus OEM’s such as China Heavy Duty Truck Group Corp., Ltd., and some major bus manufacturers in China.

☐	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd., or CAFE: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

☐	Brand Name: As China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is widely known in the country. SORL has won awards from the China Chamber of Commerce for Import & Export of Machinery & Electronic Products as a “China Top Brand” and the “Export Brand of the Year 2006”.

☐	Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We upgraded our test equipment in 2012, which improved system test capability.

☐	Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, Australia, the Middle East and India, we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software applications systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in r its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.

☐	China Sales Networks: We have 26 authorized distributors covering seven regions in China. We help train their sales force and improve their service quality. These authorized distributors in turn channel “SORL” products through over 2,000 sub-distributors throughout China.

☐	Production Management: During 2011, we implemented an Enterprise Resource Planning system, which is an integrated computer-based system used to consolidate all business operations into a uniform and enterprise wide system environment. We follow a Six Sigma management practice, which is a customer centered, systematic, and data driven practice to manage our production process more efficiently. Also we have improved our manufacturing process to better assure the stability and consistency of product quality and improved material utilization and decreased manufacturing cost.

International Competition - In the international market, our largest competitors are Wabco Holdings Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

☐	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. Through the Company’s improved product line as a result of technology and manufacturing improvements, our products’ performance-cost advantage is increasing.

☐	Quick Adaptation to Local Market: Through our international sales channels in the US, Australia, the Middle East and India, we have been able to timely respond to local market needs.

☐	Diversified Auto Products: In addition to our air brake valve products, to fully support existing export customers, we also distribute a wide range of non-valve products which are sourced from the Ruili Group. This integrated product offering helps reduce customers’ transaction costs and gives the customers the incentive to procure such products from us.

SALES AND MARKETING

We strengthened our sales and marketing efforts in 2012. The sales headcount for domestic (PRC) sales and international sales was 53 and 52, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The Company renewed the license from Ruili Group in 2012. The license currently expires in 2022 and we have an agreement with the Ruili Group that the license will be extended if the trademark registration for the trade name is extended.

In China, the commercial vehicle brake systems market can be divided into two segments: the OEM market and the aftermarket.

OEM Market –In 2012, we strengthened our long-term relationships with several major domestic OEM customers, and expanded into agricultural vehicle market. Currently, we have 69 OEM customers. Normally, these customers sign one-year sales contracts, which are revised as needed.

Domestic Aftermarket - We place great emphasis on the automotive aftermarket business in China. With the rapid growth of commercial vehicles output in recent years and the increasing number of vehicles on the road in China, there has been an increasing demand for replacement parts in the aftermarket. We have an aftermarket sales network including 26 authorized distributors in seven regions covering the country. These distributors sell only products under the “SORL” trademark to over 2,000 Chinese distributors or sub-distributors. We provide product technical services to these distributors, and also conduct periodic performance evaluations, and reserve the right to terminate the distributorship of those with frequent delinquencies or poor sales records.

International Markets - Due to the debt crisis in Europe, the currency depreciation in some countries and the instability of the Middle Eastern countries, our export sales decrease for the year of 2012.

DISTRIBUTION

We ship finished products directly to OEM customers. Our products are distributed to aftermarket customers in China through a network of 26 authorized distributors, who also function as the distribution centers for their respective regions. Shipments are delivered directly to international customers.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2012, we had 197 technical staff members, 75 of whom hold Engineer or Senior Engineer qualifications. Our technical staff included 18 information technology, 120 for new product development and design techniques, 13 for measurement and testing, , and the remaining 46 for quality management.

In addition to our own technical force, we had cooperation arrangements with leading universities in the automotive engineering field, including:

☐

In 2010, SORL created two new post-doctoral research programs. The first program the Automobile Institute of Jilin University, which was established to conduct research on the recovery of electric vehicle braking energy. The second program is a partnership with the Beijing University of Technology, which was established to conduct researches on die-casting aluminum oxide film onto auto parts.

Tongji University at Shanghai and Harbin Institute of Technology: We have a contract with each of them for co-development of electronically controlled braking systems and automotive master cable technology; and

☐	Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University: We had a contract for information technology projects, including the development of application software for product design innovation and production management.

We have priority rights to acquire the intellectual property that is developed pursuant to the arrangements with these universities. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment upon development of the technology.

We also consulted with the technical staff of the Ruili Group from time to time on a no-cost basis. We collaborated with other industry research groups, such as the research centers of FAW Group and Dongfeng Group.

Capitalizing on these resources, we developed innovative products and technologies, such as a new type of clutch servo with sensor; a combined air dryer with a built in temperature-control device and unloader; and an inner-breath spring chamber that enables internal air circulation.

We own a full range of processing equipment required for the development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, we are capable of designing and making over 90% of the devices, such as tools, jigs and molds, that are required for producing prototypes. In addition, the partnership with Tsinghua University and Zhejiang University in developing software for application in new product design system has resulted in substantial time savings in our new product development cycle.

Patented Technologies

We continued to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 155 patents and have filed applications for 49 other patents and two applications for Patent Cooperation Treaty (“PCT”) protection, which is an international agreement for filing patent applications effective in up to 117 countries.

Trademarks

Our principal trademark is “SORL”, which we licensed on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2022 and we have an agreement with the Ruili Group that the license will be extended if the trademark registration for the trade name is extended. The Company renewed the license from Ruili Group on a royalty free basis in 2012. The Ruili Group obtained a registration for “SORL” from the World Intellectual Property Organization and registered the trademark in the United States in 2007.

PRODUCTION

We own the largest (by sales volume) commercial vehicle air brake systems manufacturing facility in China. We are seeking to expand our production capacity. We have re-deployed and streamlined our production / assembly lines, enabling us to rapidly expand our production capacity to meet the increasing market demands for our products. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the U.S., South Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors.

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

ENVIRONMENT

In 2006, we were granted ISO14001 certification on environmental management (ISO 14000 is a family of standards related to environmental management that exists to help organizations minimize the negative impact of their operations on the environment and comply with applicable environmental laws, regulations, and rules) and OHSAS18001 certification on health and safety management, which reflects the Company’s commitment to workplace safety, health and environmental protection. We conduct staff training to enhance awareness of environmental issues. We seek in all phases of our operations to employ practices for environment friendly production, reducing or preventing pollution, and reduction of energy consumption and manufacturing costs. For example, noise intensity is listed as one of the criteria in the selection of new equipment; waste water is stored, purified and recycled in the production process; and compressing machines are used in the disposal of aluminum and steel scraps, saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials used generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2012, three largest suppliers were Hangzhou Tongjia trading Co., Ltd., Hangzhou Steel Corporation and Handan steel Group Co., Ltd. which together accounted for 11.8% of the aggregate of raw materials we purchased. Among these companies, only Hangzhou Tongjia trading Co., Ltd., which accounted for 4.2%, was the source of more than 3% of total raw material purchases.

When planning a purchase order, we compare prices of comparable goods quoted by different suppliers into receive the lowest price. In order to secure a favorable purchase price and subsequently a predictable cost of sales, we generally make a down payment to suppliers.

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

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with its GDP growth rate for 2010, 2011 and 2012 was 10.3%, 9.2% and 7.5%, respectively.

THE CHINESE LEGAL SYSTEM

The practical effect of the legal system in China on our business operations can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws to a large extent protects the full enjoyment of the benefits of corporate organizational documents and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states of the United States. Similarly, the accounting laws in China mandate certain accounting practices, which are not consistent with US Generally Accepted Accounting Principles (GAAP). The China accounting laws require that an annual “statutory audit” be performed in accordance with China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws.

Second, while the enforcement of substantive rights may appear less certain or reliable than under the legal system in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolutions. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Joint Venture will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

ECONOMIC REFORM ISSUES

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

☐	We will be able to capitalize on economic reforms;

☐	The Chinese government will continue its pursuit of economic reform policies;

☐	The economic policies, even if pursued, will be successful;

☐	Economic policies will not be significantly altered from time to time; and

☐	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has embarked reforms of its economic structure . Because many reforms are unprecedented or experimental, they are subject to risks and setbacks. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3,168 employees, all of whom are employed full time: 80 for quality control, 197 technical staff, 113 sales and marketing staff, 2,736 production workers and 42 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers and hourly workers agree to three years of employment. Employment contracts with all employees comply with relevant laws and regulations of China.

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

DESCRIPTION OF THE JOINT VENTURE

General

The Joint Venture was established on January 17, 2004, pursuant to the terms of a Joint Venture Agreement with the Ruili Group. Below is a description of the material terms of the Joint Venture.

Management of the Joint Venture

Pursuant to the terms of the Joint Venture Agreement, the Board of Directors of the Joint Venture consists of three directors. We have the right to designate two members of the board and the Ruili Group has the right to designate one member. We also have the authority to appoint the Chairman of the Board. The majority of the Board is vested with the authority with respect to operating matters. As a result, we maintain operating control over the Joint Venture. However, at this time, our two senior executives, Messrs. Xiao Ping Zhang and Xiao Feng Zhang are the founders of the Ruili Group, and therefore there is limited independence between the two entities. The term of the Joint Venture will expire on March 4, 2019, although we anticipate that we will be able to extend such term. Extension of the agreement will be subject to negotiation with the Ruili Group and approval of the Chinese government.

Distribution of profits of the joint venture

After providing social welfare funds for employees and withholding applicable taxes, the profits, if any, of the Joint Venture will be available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture’s Board of Directors. To date, the Joint Venture has not distributed any profits and does not anticipate of doing so for the near term.

Assignment of interest of the joint venture

Any assignment of an interest in the Joint Venture must be approved by the Chinese government. The Chinese Joint venture laws also provide for preemptive rights and the consent of the other Joint Venture party for any proposed assignments by any Joint Venture party to any unrelated third party.

Liquidation of the joint venture

Under the Chinese joint venture laws, the Joint Venture may be liquidated in certain limited circumstances, including the expiration of the ten-year term or any term of extension, the inability for the Joint Venture to continue operations due to severe losses, force majeure, or the failure of a party to honor its obligations under the joint venture agreement or the Articles Of Association in such a manner as to impair the operations of the joint venture. The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture.

Resolution of disputes related to the joint venture

In the event of a dispute between the parties, attempts will be made to resolve the dispute through friendly consultation or mediation. In the absence of a friendly resolution, the parties have agreed that the matter will first be referred to the China International Economic and Trade Arbitration Commission in Beijing, whose decisions are final and enforceable in Chinese courts.

Expropriation of the joint venture

The Chinese joint venture laws provide that China generally will not nationalize or requisition enterprises in which foreign funds have been invested. However, under special circumstances, when public interest requires, enterprises with foreign capital may be legally requisitioned and appropriate compensation will be made.

ITEM 1A. RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also materially impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

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

We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. These individuals are difficult to find in China and as the economy in China expands, there is increasing competition for skilled workers. We cannot assure that we will be able to find, hire or retain such employees, or even if we are able to so hire such employees, that the cost of these employees will not adversely affect our net income.

Certain of our officers and directors have responsibilities to other businesses in addition to our Company and as a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our joint venture agreement provides that the Board of Directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our Chief Executive Officer, Mr. Xiao Ping Zhang, is the founder of and employed at the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected, or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain technology. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of times such officers and directors can spend on our affairs.

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

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2012, our three largest customers accounted for approximately 14.6% and 16.1% of our revenues in each of 2012 and 2011. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in substantial measure on the legal protection of proprietary rights in technology we hold. Currently we own 155 patents and have filed applications for 49 other patents and two applications for Patent Cooperation Treaty which is an international agreement for filing patent applications having effect in up to 117 countries. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

Integrating an acquired company is complex, distracting and time consuming, as well as a potentially expensive process. The successful integration of an acquisition would require us to:

☐	integrate and retain key management, sales, research and development, and other personnel;

☐	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

☐	coordinate research and development efforts;

☐	integrate and support pre-existing supplier, distribution and customer relationships; and

☐	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

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

The automobile parts industry is a highly competitive business. Criteria for our customers and potential customers include:

☐	Quality;

☐	Price/cost competitiveness;

☐	Product performance;

☐	Reliability and timeliness of delivery;

☐	New product and technology development capability;

☐	Degree of global and local presence;

☐	Effectiveness of customer service; and

☐	Overall management capability.

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

In 2012, approximately 51.2% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

If a third party claims that we infringe its patents, any of the following may occur:

☐	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

☐	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

☐	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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

Risks Related to Doing Business in China or Owning Shares in China-Based Business

We operate from facilities that are located in China. Our principal operating subsidiary, Ruili Group Ruian Auto Parts Co., Ltd., is a Sino-foreign joint venture organized under the laws of China.

Changes in China’s political and economic policies and conditions could cause a substantial decline in the demand for our products and services.

Historically, we have derived a substantial portion of our revenues from China. We anticipate that China will continue to be our primary production location and an important sales base in the near future and currently almost all of our production assets are located in China. While the PRC government has pursued economic reforms to transform its economy from a planned economy to a market-oriented economy since 1979, a large part of the PRC economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as restrictions on lending to certain sectors of the economy, control of foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are subject to risks and even set-backs. Other political, economic and social factors may also lead to further adjustments of the PRC reform measures. This refining and adjustment process may not necessarily have a positive effect on our operations and our future business development. For example, the PRC government has in the past implemented a number of measures intended to slow down certain segments of the PRC economy that the government believed to be overheating, including placing additional limitation on the ability of commercial banks to make loans by raising bank reserve-against-deposit rates. Historically, this restrictive policy on loans had the effect of decreasing infrastructure projects resulting in a decrease in demand for heavy trucks, thus adversely impacting our product sales to our OEM customers. Because of the negative impact of the Chinese government policies on the truck manufacturers, we also were required to extend our normal credit terms to certain of these manufacturers. Our operating results may be materially and adversely affected by changes in the PRC economic and social conditions and by changes in the policies of the PRC government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

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

The uncertain legal environment in China could limit the legal protections available to our shareholders.

The PRC legal system is a civil law system based on written statutes. Unlike the common-law system, the civil law system is a system in which decided legal cases have little precedential value. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Our PRC joint venture is a Sino-foreign joint venture and is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to foreign-invested enterprises in particular. China has made significant progress in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the promulgation of new laws, changes of existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects. In addition, as these laws, regulations and legal requirements are relatively recent and because of the limited volume of published cases, the interpretation and enforcement of those laws, regulations and legal requirements involve significant uncertainties. These uncertainties could limit the legal protections available to foreign investors, including our shareholders. For example, it is not clear if a PRC court would enforce in China a foreign court decision brought by our shareholders against us in shareholders’ derivative actions.

Moreover, the enforceability of contracts in China, especially with governmental entities, including state-owned enterprise, is relatively uncertain. If counterparties repudiated our contracts or defaulted on their obligations, we might not have adequate remedies. Such uncertainties or inability to enforce our contracts could materially and adversely affect our revenues and earnings.

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

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are subject to risks and even set-backs. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

☐	We will be able to capitalize on economic reforms;

☐	The Chinese government will continue its pursuit of economic reform policies;

The economic policies, even if pursued, will be successful;

☐	Economic policies will not be significantly altered from time to time; and

☐	Business operations in China will not become subject to the risk of nationalization.

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

Because our principal operating company is organized under the laws of China, and substantially all of our assets are located, our shareholders may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against our management and us.

Our joint venture operating company is incorporated under the laws of China and substantially all of our assets are located in China. In addition, all of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon certain directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in China of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in China against us, our directors, managers, or executive officers. In connection with any such original action, a Chinese court may award civil liability, including monetary damages. However, there is no assurance that such judgment can be effectively or timely enforced in China.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

The market price for our common stock may be volatile in response to factors including the following:

☐	actual or anticipated fluctuations in our quarterly operating results, announcements of new products by us or our competitors,

☐	changes in financial estimates by securities analysts,

☐	changes in the economic performance or market valuations of other companies involved in the production of automotive parts,

☐	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

☐	additions or departures of key personnel, or

☐	potential litigation. conditions in the automotive market: macroeconomic conditions or other development in the market, especially in China.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, and his brother, Xiao Feng Zhang, a member of our board of directors, held approximately 49.7% and 6.2% as of December 31, 2012, respectively, of the Company’s common stock. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

The occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities.

The occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. This would have an adverse effect on our business by restricting access to working capital to fund growth and operations. Furthermore, the comparatively small public float of our common stock could adversely affect the market price of our common stock.

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

We may be required to indemnify our officers and directors, which could result in substantial expenditures, which we may be unable to recoup.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, for damages, attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. Such indemnification obligation could result in substantial expenditures, which we may be unable to recoup.

There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of relevant regulations, including requirements by Sarbanes-Oxley Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in the Ruian District of Wenzhou City in Zhejiang Province, which boasts many automotive parts production facilities similar to ours. Our facilities include a manufacturing plant and office building with a total floor area of 712,333 square feet, which we purchased from Ruili Group Co. Ltd., a related party. At the production facility, the Company has production equipment, imported from the United States, Korea, and Taiwan, as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, our common shares became listed in the NASDAQ Capital Market and commenced trading on NASDAQ under the symbol “SORL”. Our shares became listed on the NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our common stock for each quarter ended during 2012 and 2011 are as follows:

Quarter Ended	High	Low

2012
First Quarter	2.75	1.82
Second Quarter	2.70	1.71
Third Quarter	3.64	2.40
Fourth Quarter	3.55	2.30

2011
First Quarter	8.88	6.06
Second Quarter	6.24	3.50
Third Quarter	5.45	3.18
Fourth Quarter	3.60	2.28

Stockholders

At March 17, 2013, we had approximately 522 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the sole discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors including economic conditions, regulatory restrictions and tax considerations. Additionally, amounts available for dividends are dependent on the profits available for distribution from our PRC joint venture. Under current PRC law, our PRC joint venture is regarded as a foreign invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. , Such restrictions and requirements have materially limited or impaired our ability to pay dividends to our shareholders although we do not presently plan to declare or pay any dividends on our common shares. Moreover, any transfer of funds from us to our PRC joint venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and our PRC joint venture could restrict our ability to act in response to changing market conditions. Additionally to date, our PRC Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

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

Fairford was organized in Hong Kong as a limited liability company on November 3, 2003. Fairford owns 90% of the equity interest of Ruili Group Ruian Auto Parts Co., Ltd., a Sino-foreign joint venture (the “Joint Venture”) established pursuant to the laws of China. The Joint Venture is a joint venture between our wholly-owned subsidiary, Fairford, and the Ruili Group.

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

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the "Seller", a related party under common control). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of approximately $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

Overall financing cost has declined due to the lower benchmark interest rates and a gradually easing financial environment. In order to lower the Company’s financing cost, on December 25, 2012, the Company reached an agreement with International Far Eastern Leasing Co., Ltd. to terminate a previous leasing agreement dated September 13, 2011 and to satisfy any unpaid principle under that agreement.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was therefore eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. As a result, the Company’s effective income tax rate is 15% for years 2009 through 2011. In 2012, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2012, 2013 and 2014.

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

RESULTS OF OPERATIONS

REVENUE

Year ended December 31, 2012 as compared to year ended December 31, 2011:

	Years Ended December 31,
		Percent of		Percent of
Sales	2012	Total sales	2011	Total sales
	(U.S. dollars in million)
Commercial vehicle brake systems, etc.	$152.2	79.2%	$170.6	78.7%
Passenger vehicle brake systems, etc.	$40.0	20.8%	$46.2	21.3%

Total	$192.2	100%	$216.8	100%

Total sales were $192,217,399 and $216,788,518 for the years ended December 31, 2012 and 2011, respectively, representing a decrease of $24.6 million or 11.3% year over year. The decrease was mainly due to the decreased sales to China OEM and international market.

The sales from commercial vehicle brake systems decreased by $18.4 million or 10.8%, to $152.2 million for the years ended December 31, 2012, compared to $170.6 million for the same period of 2011.

The sales from passenger vehicle brake systems decreased by $6.2 million or 13.4%, to $40.0 million for the years ended December 31, 2012, compared to $46.2 million for the same period of 2011.

A breakdown of sales revenue for our three principal markets, Chinese domestic OEM market, Chinese domestic aftermarket and international markets, in 2012 and 2011 is as follows:

	Years Ended December 31,
		Percent of		Percent of
	2012	Total sales	2011	Total sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$93.9	48.9%	$115.1	53.1%	-18.4%
China Aftermarket	$45.4	23.6%	$44.6	20.6%	1.8%
International market	$53.0	27.6%	$57.1	26.3%	-7.2%

Total	$192.2	100.0%	$216.8	100.0%	-11.3%

Despite the overall growth of the output and sales of all the automobiles in China, the output and sales volume of commercial vehicles in China decreased 4.71% and 5.49% to 3.75 million units and 3.81 million units, respectively. Within the commercial vehicle sector in China, the sales of heavy-duty trucks decreased the most, by 27.8% in 2012 compared with the year of 2011. The decline of the overall sales of heavy-duty trucks in China in 2012 could be attributed to the deceleration of the growth in capital investment, domestic consumption and international trade, which resulted in the reduced demand for heavy-duty trucks in the construction of residential and commercial real estate development projects, infrastructure projects, as well as highway transportation of goods.

During year 2012, SORL made further inroads into construction equipment and expanded its market share in the bus market, which partially offset the effects of these declines. Our OEM sales for the year of 2012 declined 18.4% from 2011, to $93.9 million.

Considering that sales of heavy-truck parts contributes to a significant portion of our overall sales to the commercial vehicle sector, management considers our performance in 1912 in this sector relatively satisfactory in view of these difficult market conditions.

Our sales to the Chinese aftermarket increased by $0.8 million or 1.8%, to $45.4 million for the year of 2012, compared to $44.6 million for the year of 2011. The increased number of vehicles in service in China and the expiration of OEM warranties helped increase our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew for the year of 2012. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $4.1 million or 7.2%, to $53.0 million for the year of 2012, as compared to $57.1 million for the same period of 2011. The debt crisis in Europe and the currency depreciation in some countries caused some of our customers to reduce their inventories; also the instability of the situation in the Middle Eastern countries decreased the purchases of our customers from us.

We expect to take the following measures to ensure future growth in the international market:

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

COST OF SALES AND GROSS PROFIT

Cost of sales for the year ended December 31, 2012 decreased to approximately $139.7 million from $156.8 million for the year ended December 31, 2011, a $17.1 million or approximately 10.9% decrease, slightly less than 11.3% year over year decrease in revenues.

Gross profit for the year ended December 31, 2012, decreased by approximately $7.5 million or 12.4% to $52.5 million from $60.0 million for the year ended December 31, 2011, as a result of the decreased sales.

Gross margin decreased by approximately 0.4%, from 27.7% in 2011 to 27.3% in 2012. Gross margin was affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2012 were $110.6 million, a decrease of $9.3 million or 14.0%, from $121.8 million for the same period last year. The gross profit from commercial vehicle brake systems decreased by 14.6% to $41.6 million for the year ended December 31, 2012 from $48.7 million for the year of 2011. Gross margin from commercial vehicle brake systems decreased to 27.4% for the year ended December 31, 2012 from 28.6% in 2011. The decrease was primarily due to raising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2012 were $29.1 million, a decrease of $5.8 million or 16.7% from $34.9 million for the same period in 2011. The gross profit from passenger vehicle brake systems decreased by 3.2% to $10.9 million for the year of 2012 from $11.3 million for the year of 2011. Gross margin from passenger vehicle brake systems increased to 27.3% for the year ended December 31, 2012 from 24.4% in 2011.

SELLING EXPENSES

Selling expenses were $15,330,507 for the year ended December 31, 2012, as compared to $14,290,988 for the year ended December 31, 2011, an increase of $1,039,519 or 7.3%. The increase was mainly due to the increased wages expense and packing expenses. As a percentage of sales revenue, selling expenses increased to 8.0% for the year ended December 31, 2012, as compared to 6.6% for the same period in 2011,and the percentage increase was also due to the decrease of our total sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $13,512,003 for the year ended December 31, 2012, as compared to $13,818,136 for the year ended December 31, 2011, a decrease of $0.3 million or 2.2%. The Company incurred fewer expenses as a result of reduced sales. As a percentage of sales revenue, general and administrative expenses increased to 7.0% for the year ended December 31, 2012, as compared to 6.4% for the same period in 2011, and the percentage increase was also due to the decrease of our total sales.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $7,849,101 for the year ended December 31, 2012, as compared with $9,002,744 for the year ended December 31, 2011, a decrease of $1.2 million or 12.8%. The decrease was mainly due to decreased sales. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and in developing electronically controlled products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased 2.5% to $7,405,347 for the year ended December 31, 2012, compared with depreciation and amortization expense of $7,224,777 for the year ended December 31, 2011.

The decrease in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSES

Financial expenses mainly consist of interest expense and exchange loss. The financial expenses for the year ended December 31, 2012 decreased by $0.9 million to $2,360,966 from $3,217,155 for the same period of 2011, mainly due to less debt and discount expense.

OTHER INCOME

For the year ended December 31, 2012, other income was $3,047,072 compared with $1,567,950 for the year ended December 31, 2011, an increase of $1.5 million. The increase was mainly due to an increase in sales of raw material scrap for the year ended December 31, 2012.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In 2012, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2012, 2013 and 2014.

Income tax expense of $2,005,125 and $2,664,052 was recorded for the year of 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,458,672 and $1,631,135 for the years ended December 31, 2012 and 2011, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the year ended December 31, 2012 decreased by $3.9 million, to $12,804,938 from $16,671,819 for the year ended December 31, 2011 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2012 and 2011, were $0.66 and $0.86 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided from operating activities was $31,616,917 for the year ended December 31, 2012, as compared to $7,649,520 of net cash provided by operating activities for the year ended December 31, 2011, an increase of $24.0 million, primarily due to the increased cash inflow as a result of changes in accounts receivable and inventories.

As of December 31, 2012, the Company had cash and cash equivalents of $41,253,353, an increase of $24.1 million, as compared to cash and cash equivalents of $17,116,692 at December 31, 2011. The Company had working capital of $124,776,596 at December 31, 2012, an increase of $9.6 million as compared to working capital of $115,127,783 at December 31, 2011, reflecting current ratios of 3.28:1 and 3.31:1, respectively.

INVESTING - For the year ended December 31, 2012, the Company expended net cash of $3,323,229 in investing activities. During the year ended December 31, 2011, the Company expended net cash of $8,307,035 in investing activities.

FINANCING – For the year ended December 31, 2012, the Company repaid bank loans and a capital lease in the aggregate amount of $4,163,951. Net cash provided by financing activities was $10,499,046 for the year ended December 31, 2011.

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

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2012 and December 31, 2011, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is primarily RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In recent years, the RMB has been appreciating against the U.S. dollar.

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

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SORL Auto Parts, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. SORL Auto Parts, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

EFP Rotenberg, LLP

Rochester, New York

April 1, 2013

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012		December 31, 2011

Assets
Current Assets
Cash and cash equivalents	US$	41,253,353	US$	17,116,692
Accounts receivable, net of provision		62,153,509		65,344,441
Bank acceptance notes from customers		10,098,390		17,980,145
Inventories		56,775,825		56,377,556
Prepayments		7,421,709		2,484,026
Other current assets		1,183,487		4,960,061
Deferred tax assets		687,632		605,539
Total Current Assets		179,573,905		164,868,460
Fixed Assets
Machinery		52,212,579		49,879,491
Molds		1,384,781		1,384,825
Office equipment		1,637,402		1,439,305
Vehicles		2,025,702		1,853,111
Buildings		8,888,441		8,888,723
Machinery held under capital lease		18,165,511		18,166,087
Construction in progress		-		1,503,200
Less: accumulated depreciation		(37,351,817)		(30,905,671)
Property, plant and equipment, net		46,962,599		52,209,071
Leasehold improvements in progress		335,714		375,604

Land Use Rights, Net		14,742,047		15,111,078

Other Non-Current Assets

Intangible assets		175,865		175,871
Less: accumulated amortization		(108,976)		(92,237)
Intangible assets, net		66,889		83,634
Security deposits on lease agreement		1,879,831		1,879,890
Total Other Non-Current Assets		1,946,720		1,963,524
Total Assets	US$	243,560,985	US$	234,527,737

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $33,083 and $524,148 due to related parties at December 31, 2012 and December 31, 2011, respectively.	US$	14,324,633	US$	10,772,396
Bank acceptance notes to vendors		-		5,589,678
Deposit received from customers		6,599,746		5,074,532
Short term bank loans		14,599,753		16,448,527
Income tax payable		-		273,781
Accrued expenses		8,501,819		8,808,788
Current portion of capital lease obligations		10,458,352		2,305,125
Other current liabilities, including $94,954 and $143,950 due to related parties at December 31, 2012 and December 31, 2011, respectively.		313,006		467,850
Total Current Liabilities		54,797,309		49,740,677

Non-Current Liabilities
Non-current portion of capital lease obligations		-		10,469,265
Deferred tax liabilities		291,995		236,385
Total Non-Current Liabilities

Total Liabilities	US$	55,089,304		60,446,327

Commitment (Note 26)

Stockholders' Equity

Preferred stock - No par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2012 and December 31, 2011		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of December 31, 2012 and December 31, 2011		38,609		38,609

Additional paid-in capital		42,199,014		42,199,014
Reserves		9,676,183		8,375,392
Accumulated other comprehensive income		22,020,008		21,910,957
Retained earnings		96,114,407		84,610,260
Total SORL Auto Parts, Inc. Stockholders' Equity		170,048,221		157,134,232
Noncontrolling Interest In Subsidiaries		18,423,460		16,947,178
Total Equity		188,471,681		174,081,410
Total Liabilities and Stockholders' Equity	US$	243,560,985	US$	234,527,737

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For Years Ended on December 31, 2012 and 2011

	2012		2011

Net sales	US$	192,217,399	216,788,518
Include: sales to related parties		1,856,338	2,392,090
Cost of sales		139,675,775	156,784,725

Gross profit		52,541,624	60,003,793

Expenses:
Selling and distribution expenses		15,330,507	14,290,988
General and administrative expenses		13,512,003	13,818,136
Research and development expenses		7,849,101	9,002,744

Other income		3,047,072	1,567,950
Financial expenses		2,360,966	3,217,155
Non-operating expenses		(267,384)	(275,714)

Income before provision for income taxes		16,268,735	20,967,006

Provision for income taxes		2,005,125	2,664,052

Net income before noncontrolling interest & other comprehensive income	US$	14,263,610	18,302,954

Net income attributable to noncontrolling interest in subsidiaries		1,458,672	1,631,135

Net income attributable to stockholders		12,804,938	16,671,819

Foreign currency translation adjustment		126,661	7,978,225

Noncontrolling interest's share		17,610	798,875

Comprehensive income		12,913,989	23,851,169

Weighted average common share - basic		19,304,921	19,304,921

Weighted average common share - diluted		19,304,921	19,304,921

EPS - basic		0.66	0.86

EPS - diluted		0.66	0.86

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For Years Ended on December 31, 2012 and 2011

	2012		2011

Cash Flows from Operating Activities
Net income	US$	12,804,938	16,671,819
Adjustments to reconcile net income to net cash from operating activities:
Noncontrolling interest in subsidiaries		1,458,672	1,631,135
Allowance for doubtful accounts		106,067	542,585
Depreciation and amortization		7,405,347	7,224,777
Loss on disposal of fixed assets		13,616	-
Changes in Assets and Liabilities:
Accounts receivable		2,793,879	(9,026,257)
Bank acceptance notes from customers		7,881,310	10,466,157
Other currents assets		3,238,663	(1,509,742)
Inventories		(400,056)	(22,220,187)
Prepayments		(3,238,845)	2,170,550
Deferred tax assets		(82,113)	(182,516)
Accounts payable and bank acceptance notes to vendors		(1,357,047)	4,026,414
Income tax payable		(273,776)	(937,270)
Deposits received from customers		1,525,398	(2,723,038)
Other current liabilities and accrued expenses		(314,755)	1,460,858
Deferred tax liabilities		55,619	54,235
Net Cash Flows from Operating Activities		31,616,917	7,649,520

Cash Flows from Investing Activities
Acquisition of property and equipment		(2,522,280)	(9,226,314)
Proceeds of disposal of fixed assets		931,752	920,043
Prepayment for sales-leaseback		(1,698,993)	-
Leasehold improvements in progress		(33,708)	-
Acquisition of intangible assets		-	(764)

Net Cash Flows from Investing Activities		(3,323,229)	(8,307,035)

Cash Flows from Financing Activities
Repayment of bank loans		(1,848,281)	(658,836)
Proceeds (repayment) from capital leases		(2,315,670)	11,157,882

Net Cash flows from Financing Activities		(4,163,951)	10,499,046

Effects on changes in foreign exchange rate		6,924	584,083

Net change in cash and cash equivalents		24,136,661	10,425,614

Cash and cash equivalents- beginning of the year		17,116,692	6,691,078

Cash and cash equivalents - end of the year	US$	41,253,353	17,116,692

Supplemental Cash Flow Disclosures:
Interest paid		1,737,170	2,480,385
Tax paid		2,435,782	3,730,029

The accompanying notes are an integral part of these financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For Years Ended on December 31, 2012 and 2011

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2012	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

Net income					12,804,938		12,804,938	1,458,672	14,263,610

Other comprehensive income(loss)						109,051	109,051	17,610	126,661

Capital contributed by minority stockholders

Transfer to reserve				1,300,791	(1,300,791)		-	-	-

Ending Balance - December 31, 2012	19,304,921	38,609	42,199,014	9,676,183	96,114,407	22,020,008	170,048,221	18,423,460	188,471,681

The accompanying notes are an integral part of these financial statements

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	6,641,547	69,672,286	14,731,607	133,283,063	14,517,162	147,800,225

Net income					16,671,819		16,671,819	1,631,135	18,302,954

Other comprehensive income(loss)						7,179,350	7,179,350	798,875	7,978,225

Capital contributed by minority stockholders								6	6

Transfer to reserve				1,733,845	(1,733,845)		-	-	-

Ending Balance - December 31, 2011	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The Company is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruian China and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group ( a related party under common control). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group, and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The assets purchase was deemed to be the acquisition of a business.

On December 25, 2012, the Company reached an agreement with International Far Eastern Leasing Co., Ltd. to terminate a previous leasing agreement dated September 13, 2011 and to satisfy any unpaid principle under that agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ACCOUNTING METHOD

The Company uses the accrual method of accounting for financial statement and tax return purposes.

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

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

(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 7.0% for 2012. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

g. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h. INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. The Company has made salability evaluation and did not find material impairment as December 31, 2012.

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

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group, a related party. The Company has not yet obtained the land use right certificate.

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

t. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are classified as general and administrative expenses and are expensed as incurred. Research and development costs were $7,849,101 and $9,002,744 for the years ended December 31, 2012 and 2011, respectively.

u. SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred.

v. ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred.

w. WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $3,787,738 and $3,854,832 for the year ended on December 31, 2012 and 2011 respectively.

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

z. RECENTLY ISSUED FINANCIAL STANDARDS

In October 2012, FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. In summary, the ASU requires post-acquisition date changes in the value of an indemnification asset to be accounted for on the same basis as the change in the underlying asset subject to the indemnification.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The following related party transactions occurred for the year ended December 31, 2012 and 2011:

	December 31,
	2012	2011
PURCHASES FROM:
Ruili Group Co., Ltd.	$4,974,751	$6,392,197
Total Purchases	$4,974,751	$6,392,197

SALES TO:
Ruili Group Co., Ltd.	1,856,309	2,392,090
Total Sales	$1,856,309	$2,392,090

	December 31,
	2012	2011

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruili Group Co., Ltd.	$94,954	$524,148
Total	$94,954	$524,148

OTHER PAYABLES TO RELATED PARTIES
MGR Hong Kong Limited	25,559	25,559
Ruili Group Co., Ltd.	$7,524	$118,391
Total	$33,083	$143,950

NOTE 4 - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the year ended December 31, 2012. The changes in the allowance for doubtful accounts at December 31, 2012 and December 31, 2011 were summarized as follows:

	December 31, 2012	December 31, 2011
Beginning balance	$892,455	$319,687
Add: Increase to allowance	106,037	572,768
Less: Accounts written off	—	—

Ending balance	$998,492	$892,455

	December 31,	December 31,
	2012	2011
Accounts receivable	$63,152,001	$66,236,896
Less: allowance for doubtful accounts	(998,492)	(892,455)

Account receivable balance, net	$62,153,509	$65,344,441

NOTE 5 - INVENTORIES

On December 31, 2012 and December 31, 2011, inventories consisted of the following:

	December 31, 2012	December 31, 2011
Raw Materials	$9,116,931	$13,019,592
Work in process	20,552,486	16,576,415
Finished Goods	27,106,408	26,781,549
Total Inventory	$56,775,825	$56,377,556

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Machinery	$52,212,579	$49,879,491
Molds	1,384,781	1,384,825
Office equipment	1,637,402	1,439,305
Vehicles	2,025,702	1,853,111
Buildings	8,888,441	8,888,723
Machinery held under capital lease	18,165,511	18,166,087
Construction in progress	-	1,503,200
Sub-Total	84,314,416	83,114,742

Less: Accumulated depreciation	(37,351,817)	(30,905,671)

Property, plant and equipment, net	$46,962,599	$52,209,071

Depreciation expense charged to operations was $6,934,710 and $6,739,711 for the year ended December 31, 2012 and 2011, respectively.

On December 25, 2012, the Company signed a new leasing agreement with International Far Eastern Leasing Co., Ltd. The value of the leased equipment is $14,509,938 with a security deposit of $1,813,742 to be repaid at the end of the lease.

NOTE 7 -LEASEHOLD IMPROVEMENTS

	2012	2011
Cost	$550,702	$517,011

Less: Accumulated amortization	(214,988)	(141,407)

Leasehold Improvements net	$335,714	$375,604

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

NOTE 8 – LAND USE RIGHTS

	December 31, 2012	December 31, 2011
Cost	$16,676,941	$16,677,470

Less: Accumulated amortization	(1,934,894)	(1,566,392)

Land use rights, net	$14,742,047	$15,111,078

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group, a related party. The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. Amortization expenses were $368,577 and $393,405 for the year of 2012 and 2011, respectively.

NOTE 9 - INTANGIBLE ASSETS

Gross intangible assets were $175,865, less accumulated amortization of $108,976 for net intangible assets of $66,889 as of December 31, 2012.Gross intangible assets were $175,871, less accumulated amortization of $92,237 for net intangible assets of $83,634 as of December 31, 2011. Amortization expenses were $16,742 and $16,282 for the years ended December 31, 2012 and 2011 respectively. Future estimated amortization expense is as follows:

2013	2014	2015	2016	2017	Thereafter
$16,743	$13,574	$11,990	$11,990	$9,128	$3,465

NOTE 10 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Raw material suppliers	$4,659,154	$1,773,877
Sales lease back interest	1,698,966	—
Equipment purchases	1,063,589	710,149

Total prepayments	$7,421,709	$2,484,026

NOTE 11- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2012 and December 31, 2011 comprise the following:

	December 31, 2012	December 31, 2011
Deferred tax assets - current
Provision	156,673	133,049
Subsidiary's operating loss carry forwards	―	―
Warranty	568,161	578,225
Deferred tax assets	724,834	711,274
Valuation allowance	―	―
Net deferred tax assets - current	724,834	711,274

Deferred tax liabilities - current
Revenue (net off cost)	37,202	105,735
Deferred tax liabilities - current		105,735

Net deferred tax assets - current	687,632	605,539

Deferred tax liabilities - non-current
Land use right	291,995	236,385
Deferred tax liabilities - non-current	291,995	236,385

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

Bank acceptance notes to vendors were $0 and $5,589,678 as of December 31, 2012 and 2011, respectively.

NOTE 13 – SHORT-TERM BANK LOANS

Bank loans represented the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Secured	$14,599,753	$16,448,527

  The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from 1.44% to 6.16% per annum. The maturity dates of the loans ranged from January 18, 2013 to June 25, 2013.

Corporate or personal guarantees were provided for those bank loans as follows:

$4.4 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$10.1 M	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE 14 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Accrued payroll	$1,484,082	$1,626,544
Accrued warranty expenses	3,787,738	3,854,832
Other accrued expenses	3,229,999	3,327,412
Total accrued expenses	$8,501,819	$8,808,788

NOTE 15 –CAPITAL LEASE OBLIGATIONS

	December 31,	December 31,
	2012	2011
Total Capital Lease Obligations	$10,458,352	$12,774,390

Less: Current portion	$(10,458,352)	$(2,305,125)

Non-current portion	$—	$10,469,265

In order to lower the Company’s financing cost, on December 25, 2012, the Company reached an agreement with International Far Eastern Leasing Co., Ltd. to terminate a previous leasing agreement dated September 13, 2011 and to satisfy any unpaid principle under that agreement.

NOTE 16 – RESERVE

The reserve funds were comprised of the following:

	December 31,	December 31,
	2011	2011
Statutory surplus reserve fund	$9,676,183	$8,375,392
Total	$9,676,183	$8,375,392

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. In 2012, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2012, 2013 and 2014.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the year ended on December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	―
Other items	-2.85%	-2.29%

Effective tax rate	12.15%	12.71%

	December 31, 2012	December 31, 2011
Computed income tax provision at the statutory rate	$4,114,559	$5,482,250
Tax exemption	(1,645,824)	(2,192,900)
Tax refund	―	―
Deferred tax provision	(26,494)	(128,281)
Current period permanent differences and other reconciling items	(437,116)	(497,017)
Total income taxes	$2,005,125	$2,664,052

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets and liabilities are approximately as follows at December 31, 2012. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2012, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2012 and 2011, respectively, are summarized as follows:

	2012	2011

Current	$2,031,619	$2,792,333
Deferred	(26,494)	(128,281)

Total	$2,005,125	$2,664,052

As of December 31, 2012 and 2011, the Company has no unrecognized tax benefits.

NOTE 18 –NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $1,458,672 and $1,631,135 for the year ended December 31, 2012 and 2011, respectively.

	2012	2011
10% non-controlling interest in Ruian	$1,445,323	$1,926,495
40% non-controlling interest in SIH	$13,349	(295,360)

Total	$1,458,672	1,631,135

NOTE 19 – OPERATING LEASES

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

The lease expenses were $1,209,767 and $1,204,399 for the year. Future minimum rental payments for the years ended December 31, are as follows:

	2012	2013	2014	2015	2016	Thereafter

Operating Lease Commitments	$1,131,091	$1,057,093	$1,057,093	$1,057,093	$1,057,093	$2,661,359

NOTE 20 - ADVERTISING COSTS

Advertising costs are expensed as incurred and are classified as selling expenses. Advertising costs were $294,902 and $346,621 for the years ended December 31, 2012 and 2011, respectively.

NOTE 21 - WARRANTY CLAIMS

Warranty claims were $3,787,738 and $3,854,832 for the year ended on December 31, 2012 and 2011 respectively. The movement of accrued warranty expenses for fiscal year 2012 is as follows. Accrued warranty expenses are included in Accrued Expenses.

Beginning balance at January 01, 2012	3,854,832

Aggregate reduction for payments made	(2,035,614)

Aggregate increase for new warranties issued during current period	1,968,520

Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―

Ending balance at December 31, 2012:	3,787,738

NOTE 22– SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicles brake systems, etc.”) for different types of commercial vehicles. On August 31, 2011, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (passenger vehicles brake systems, etc.) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Year Ended December 31,
	2012	2011

NET SALES TO EXTERNAL CUSTOMERS

Commercial vehicles brake systems	$152,190,739	$170,583,984
Passenger vehicles brake systems	40,026,660	46,204,534

Net sales	$192,217,399	$216,788,518

INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—

GROSS PROFIT
Commercial vehicles brake systems	$41,633,191	$48,735,731
Passenger vehicles brake systems	10,908,433	11,268,062
All other		—
Gross profit	$52,541,624	$60,003,793

Selling and distribution expenses	15,330,507	14,290,988

General and administrative expenses	13,512,003	13,818,136

Research and development expenses	7,849,101	9,002,744
Financial Expenses	2,360,966	3,217,155

Income (loss) from operations	13,489,047	19,674,770

Other income (expense), net	2,779,688	1,292,236

Income (loss) before income tax expense (benefit)	$16,268,735	$20,967,006

CAPITAL EXPENDITURE

Commercial vehicles brake systems	$1,997,049	$7,289,392
Passenger vehicles brake systems	525,231	1,937,686

Total	$2,522,280	$9,227,078

DEPRECIATION AND AMORTIZATION

Commercial vehicles brake systems	$5,863,284	$5,707,574
Passenger vehicles brake systems	1,542,063	1,517,203

Total	$7,405,347	$7,224,777

	December 31, 2012	December 31, 2011

TOTAL ASSETS

Commercial vehicles brake systems	$192,842,721	$185,276,912
Passenger vehicles brake systems	50,718,264	49,250,825

Total	$243,560,985	$234,527,737

	December 31, 2012	December 31, 2011

LONG LIVED ASSETS

Commercial vehicles brake systems	$50,662,641	$55,030,829
Passenger vehicles brake systems	13,324,439	14,628,448

Total	$63,987,080	$69,659,277

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

NOTE 23 – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts for the year ended on December 31, 2012 and 2011.

NOTE 24 – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $4,361,577 and $4,481,592 for the year ended on December 31, 2012 and 2011, respectively.

NOTE 25 - STOCK COMPENSATION PLAN

The amortization of deferred stock-based compensation was both $0 for the year ended December 31, 2012 and 2011, respectively. There were no options or warrants outstanding as of December 31, 2012.

NOTE 26 - COMMITMENTS AND CONTINGENCIES

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

NOTE 27 - OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 28 – BUSINESS ACQUISITION

On August 31, 2011, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased the assets of the hydraulic brake, power steering, and automotive electrical operations parts business of the Seller.  Consideration paid amounted to RMB 170 million or approximately USD$25 million. The acquisition has been accounted for as a common control transaction at carrying amounts. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

NOTE 29 – RESTRICTED NET ASSETS

Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, our PRC subsidiaries and our affiliated PRC entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. As of December 31, 2012 and 2011, the amounts of our restricted net assets were approximately $9.7 million and $8.4 million, respectively.

NOTE 30 – SUBSEQUENT EVENTS

On January 1, 2013, the Company signed a new leasing agreement with International Far Eastern Leasing Co., Ltd. The duration of the new agreement is forty eight (48) months and the interest rate is 6.4% per benchmark interest rate of bank loans. The value of the leased equipment is $14,509,938 (RMB91, 428,571) with a security deposit of $1,813,742 (RMB11, 428,571) to be repaid at the end of the lease. The actual loan amount is $12,696,196 (RMB80, 000,000). The Company paid financing expense of $1,698,966 (RMB10, 705,357) in total after the discount. The Company has an option, exercisable at the end of the lease term, to repurchase the manufacturing equipment for $157 (RMB1, 000).

Capital lease
Total minimum lease payments	14,509,938
Less: interest payments	1,670,173
PV of minimum capital lease payments	12,839,765
Less: current obligations under capital lease	2,909,446
Long term capital lease obligations	9,930,319

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

Financial information of parent company

 BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$81,166	$81,275
Other current assets	6,161	4,661
Total current assets	87,327	85,936
Deferred compensation cost-stock options	-	-
Investments in subsidiaries	152,105,717	139,097,810

TOTAL ASSETS	$152,193,044	$139,183,746

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,921,488	2,919,988
Total current liabilities	2,921,488	2,919,988
Total liabilities	2,921,488	2,919,988

Shareholders' equity:
Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of December 31, 2012 and December 31, 2011	38,609	38,609
Additional paid-in capital	42,199,014	42,199,014
Retained earnings	107,033,933	94,026,135
Total shareholders' equity	149,271,556	136,263,758

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$152,193,044	$139,183,746

Financial Information of parent company

STATEMENTS OF INCOME

	Year Ended Dec 31,
	2012	2011

Equity in earnings of subsidiaries	$13,007,907	$17,338,454
General and administrative expenses	-	233,913
Financial expenses	109	(1,914)

Net income attributable to shareholders	$13,007,798	$17,106,455

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	0.67	0.89

EPS - Diluted	0.67	0.89

Financial Information of parent company

STATEMENTS OF CASHFLOWS

	Year Ended Dec 31,
	2012	2011

Cash flow from operating activities:
Net income	$13,007,798	$17,106,455
Adjustments to reconcile net income to net cash provided by operating activities :
Equity in earnings of subsidiaries	(13,007,907)	(17,338,454)
Stock-Based Compensation Expense	-	-
Changes in other current assets	(1,500)	-
Changes in other current liabilities	1,500	233,913
Net cash provided by operating activities	$(109)	$1,914

Cash flows from investing activities:
Investment in subsidiaries	$-	$-
Net cash (used in) provided by investing activities	$-	$-

Cash flows from financing activities:
Proceeds from Share Issuance	$-	$-
Net cash provided by (used in) financing activities	$-	$-

Net change in increase in cash and cash equivalents	$(109)	$1,914
Cash and cash equivalents, beginning of period	81,275	79,361
Cash and cash equivalents, end of period	$81,166	$81,275

Financial Information of parent company

For Years Ended on December 31, 2012 and 2011

			Additional	Retained
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance - January 1, 2012	19,304,921	38,609	42,199,014	94,026,135	136,263,758

Net Income				13,007,798	13,007,798

Ending Balance - December 31, 2012	19,304,921	38,609	42,199,014	107,033,933	149,271,556

			Additional	Retained
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance - January 1, 2011	19,304,921	38,609	42,199,014	76,919,680	119,157,303

Net Income				17,106,455	17,106,455

Ending Balance - December 31, 2011	19,304,921	38,609	42,199,014	94,026,135	136,263,758

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and key employees, their ages and the positions they held as of December 31, 2012.

Name	Age	Position

Xiao Ping Zhang	50	Chief Executive Officer and Chairman
Xiao Feng Zhang	45	Director
Zong Yun Zhou	58	Chief Financial Officer
Jin Rui Yu	38	Chief Operating Officer

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors–Committees of the Board of Directors–Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors–Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2013 and is incorporated herein by reference.

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

2.           Financial Statement Schedules.

See Item 8 of this report

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

10.6	Employment Agreement—Jin Rui Yu (6)

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 7, 2012.

(7)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2013.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	April 1, 2013
Xiao Ping Zhang	(Principal Executive Officer)

/s/ Zong Yun Zhou	Chief Financial Officer	April 1, 2013
Zong Yun Zhou	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jin Rui Yu	Chief Operating Officer	April 1, 2013
Jin Rui Yu

/s/ Xiao Feng Zhang	Director	April 1, 2013
Xiao Feng Zhang

/s/ Li Min Zhang	Director	April 1, 2013
Li Min Zhang

/s/ Zhi Zhong Wang	Director	April 1, 2013
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	April 1, 2013
Yi Guang Huo

/s/ Jiang Hua Feng	Director	April 1, 2013
Jiang Hua Feng

/s/ Jung Kang Chang	Director	April 1, 2013
Jung Kang Chang

