Form 10-Q
period 2013-03-31
SORL Auto Parts Inc
filed 2013-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of March 31, 2013 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three months ended March 31, 2013

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013		December 31, 2012

Assets
Current Assets
Cash and cash equivalents	US$	43,222,310	US$	41,253,353
Accounts receivable, net of provision		58,526,889		62,153,509
Bank acceptance notes from customers		7,611,539		10,098,390
Inventories		61,714,709		56,775,825
Prepayments, including $182,948 and $0 due from related parties at March 31, 2013 and December 31, 2012, respectively		5,933,349		5,722,743
Current portion of prepaid capital lease Interest		593,426		876,326
Other current assets		2,252,173		1,183,487
Deferred tax assets		724,593		687,632
Total Current Assets		180,578,988		178,751,265

Fixed Assets
Property, plant and equipment, net		46,872,611		46,962,599
Leasehold improvements in progress		331,414		335,714

Land Use Rights, Net		14,853,580		14,742,047

Other Non-Current Assets

Intangible assets, net		63,575		66,889
Security deposits on lease agreement		1,838,958		1,879,831
Long term deferred expense-prepaid interest		702,345		822,640
Total Other Non-Current Assets		2,604,878		2,769,360
Total Assets	US$	245,241,471	US$	243,560,985

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable, including $0 and $94,954 due to related parties at March 31, 2013 and December 31, 2012, respectively	US$	9,695,756	US$	14,324,633
Deposit received from customers		8,487,271		6,599,746
Short term bank loans		11,044,709		14,599,753
Accrued expenses		9,117,385		8,501,819
Current portion of capital lease obligations		3,662,006		10,458,352
Other current liabilities, including $139,963 and $33,083 due to related parties at March 31, 2013 and December 31, 2012, respectively		289,291		313,006
Total Current Liabilities		42,296,418		54,797,309

Non-Current Liabilities
Non-current portion of capital lease obligations		10,130,178		-
Deferred tax liabilities		310,153		291,995
Total Non-Current Liabilities

Total Liabilities	US$	52,736,749		55,089,304

Stockholders' Equity

Preferred stock - No par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2012 and December 31, 2011		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of March 31, 2013 and December 31, 2012		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		9,806,289		9,676,183
Accumulated other comprehensive income		24,416,279		22,020,008
Retained earnings		97,217,680		96,114,407
Total SORL Auto Parts, Inc. stockholders' equity		173,677,871		170,048,221
Noncontrolling Interest In Subsidiaries		18,826,851		18,423,460
Total Equity		192,504,722		188,471,681
Total Liabilities and Stockholders' Equity	US$	245,241,471	US$	243,560,985

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013		2012

Sales	US$	41,318,160	44,598,241
Include: sales to related parties		238,181	586,789
Cost of sales		30,141,279	32,381,944

Gross profit		11,176,881	12,216,297

Expenses:
Selling and distribution expenses		3,361,557	3,170,902
General and administrative expenses		4,163,146	3,857,757
Research and development expenses		1,390,464	1,267,156

Other income		295,140	351,845
Financial expenses		(946,244)	(594,897)
Non-operating expenses		(68,077)	(60,896)

Income before provision for income taxes		1,542,533	3,616,534

Provision for income taxes		168,854	1,018,656

Net income before noncontrolling interest & other comprehensive income	US$	1,373,679	2,597,878

Net income attributable to noncontrolling interest in subsidiaries		140,300	263,889

Net income attributable to stockholders		1,233,379	2,333,989

Foreign currency translation adjustment		2,659,362	265,862

Noncontrolling interest's share		263,091	30,699

Comprehensive income		3,629,650	2,569,152

Weighted average common share - basic		19,304,921	19,304,921

Weighted average common share - diluted		19,304,921	19,304,921

EPS - basic		0.06	0.12

EPS - diluted		0.06	0.12

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For The Three Months Ended on March 31, 2013

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2013	19,304,921	38,609	42,199,014	9,676,183	96,114,407	22,020,008	170,048,221	18,423,460	188,471,681

Net income	-	-	-	-	1,233,379	-	1,233,379	140,300	1,373,679

Other comprehensive income(Loss)	-	-	-	-	-	2,396,271	2,396,271	263,091	2,659,362

Transfer to reserve	-	-	-	130,106	(130,106)	-	-	-	-

Ending Balance – March 31, 2013	19,304,921	38,609	42,199,014	9,806,289	97,217,680	24,416,279	173,677,871	18,826,851	192,504,722

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For The Three Months Ended on March 31, 2012

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings (Deficit)	Accumu. Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2012	19,304,921	38,609	42,199,014	8,375,392	84,610,260	21,910,957	157,134,232	16,947,178	174,081,410

Net income	-	-	-	-	2,333,989	-	2,333,989	263,889	2,597,878

Other comprehensive income(Loss)	-	-	-	-	-	235,163	235,163	30,699	265,862

Transfer to reserve	-	-	-	233,051	(233,051)	-	-	-	-

Ending Balance – March 31, 2012	19,304,921	38,609	42,199,014	8,608,443	86,711,198	22,146,120	159,703,384	17,241,766	176,945,150

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013		2012

Cash Flows from Operating Activities
Net Income Attributable to Stockholders	US$	1,233,379	2,333,989
Adjustments to reconcile net income to net cash from operating activities:
Noncontrolling interest in subsidiaries		140,300	263,889
Allowance for doubtful accounts		221,346	27,775
Depreciation and amortization		1,992,345	1,939,592
Loss on disposal of fixed assets		-	2,333
Changes in Assets and Liabilities:
Accounts receivable		4,891,616	(648,998)
Bank acceptance notes from customers		2,609,107	6,722,671
Other currents assets		(1,019,272)	1,461,199
Inventories		(4,130,237)	2,645,103
Prepayments		(131,123)	(3,483,826)
Deferred tax assets		(27,212)	(82,017)
Accounts payable and bank acceptance notes to vendors		(5,426,720)	(8,336,880)
Income tax payable		-	463,556
Deposits received from customers		1,785,251	78,584
Other current liabilities and accrued expenses		718,541	918,622
Deferred tax liabilities		14,001	13,912
Net Cash Flows from Operating Activities		2,871,322	4,319,504

Cash Flows from Investing Activities
Acquisition of property and equipment		(965,846)	(367,457)
Proceeds of disposal of fixed assets		-	3,096
Leasehold improvements in progress		-	(31,069)

Net Cash Flows from Investing Activities		(965,846)	(395,430)

Cash Flows from Financing Activities
Repayment of bank loans		(3,732,075)	(4,761,199)
Proceeds from capital lease		12,783,841	(559,570)
Repayment of capital lease		(9,550,873)	-

Net Cash flows from Financing Activities		(499,107)	(5,320,769)

Effects on changes in foreign exchange rate		562,588	16,038

Net change in cash and cash equivalents		1,968,957	(1,380,657)

Cash and cash equivalents- beginning of the year		41,253,353	17,116,692

Cash and cash equivalents - end of the year	US$	43,222,310	15,736,035

Supplemental Cash Flow Disclosures:
Interest paid		613,129	1,473,202
Tax paid		649,625	3,894,621

The accompanying notes are an integral part of these condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruian China and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.349 million in its operating subsidiary, the Joint Venture To maintain its 10% interest in the Joint Venture, the Ruili Group increased its capital investment by USD$1.039 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

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

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(1)	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, and other reports filed with the SEC.

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

(2)	SIGNIFICANT ACCOUNTING POLICIES

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

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

d. REVENUE RECOGNITION

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

e. FOREIGN CURRENCY TRANSLATION

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

f. RECLASSIFICATIONS

       Certain items previously reported under specific financial statement captions have been reclassified to conform to the current year presentation.

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial position or results of operations.

In August 2012, FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our consolidated financial statements.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on our consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd., is the minority shareholder of Ruian and is controlled by the Zhang family, who is also the controlling party of the Company. The Company sold certain automotive products to Guangzhou Kormee Vehicle brake technology development Co., Ltd., which is controlled by the Ruili Group Co., Ltd. MGR holds a 30% interest in SIH. The stockholders of MGR were the management of SIH.

The following related party transactions are reported for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
PURCHASES FROM:
Ruili Group Co., Ltd.	$885,181	$1,065,227
Total purchases	$885,181	1,065,227

SALES TO:
Ruili Group Co., Ltd.	$238,181	$586,789
Total sales	$238,181	$586,789

	March 31,	December 31,
	2013	2012
Prepayments
Ruili Group Co., Ltd.	$182,948	$—
Total	$182,948	$—

ACCOUNTS PAYABLE
Ruili Group Co., Ltd.	$—	$94,954
Total	$—	$94,954

OTHER PAYABLES
MGR Hong Kong Limited	$69,733	$25,559
Ruili Group Co., Ltd.	$70,230	$7,524
Total	$139,963	$33,083

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the three months ended March 31, 2013. The changes in the allowance for doubtful accounts at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Beginning balance	$998,492	$892,455
Add: Increase to allowance	236,765	106,037
Less: Accounts written off	—	—

Ending balance	$1,235,257	$998,492

	March 31,	December 31,
	2013	2012
Accounts receivable	$59,762,146	$63,152,001
Less: allowance for doubtful accounts	(1,235,257)	(998,492)

Account receivable balance, net	$58,526,889	$62,153,509

NOTE F - INVENTORIES

At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$10,880,153	$9,116,931
Work in process	16,356,117	20,552,486
Finished goods	34,478,439	27,106,408
Total Inventories	$61,714,709	$56,775,825

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Machinery	$43,411,366	$52,212,579
Molds	1,404,033	1,384,781
Office equipment	1,842,972	1,637,402
Vehicles	2,067,400	2,025,702
Buildings	9,012,013	8,888,441
Machinery held under capital lease	28,720,360	18,165,511

Sub-Total	86,458,144	84,314,416

Less: Accumulated depreciation	(39,585,533)	(37,351,817)

Property, plant and equipment, net	$46,872,611	$46,962,599

Depreciation expense charged to operations was $1,702,915 and $1,821,309 for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE H- LEASEHOLD IMPROVEMENTS

	March 31,	December 31,
	2013	2012
Cost:	$568,329	$550,702
Less: Accumulated amortization:	(236,915)	(214,988)
Leasehold improvements, net	$331,414	$335,714

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

NOTE I- LAND USE RIGHTS

	March 31,	December 31,
	2013	2012
Cost:	$16,908,792	$16,676,941
Less: Accumulated amortization:	(2,055,212)	(1,934,894)
Land use rights, net	$14,853,580	$14,742,047

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group for approximately $13.9 million on September 28, 2007. The company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable. Amortization expenses were $92,774 and $85,538 for the three months ended March 31, 2013 and 2012, respectively.

NOTE J - INTANGIBLE ASSETS

Intangible assets owned by the Company included patent technology and management software licenses. Amortization expenses were $4,244 and $4,188 for the three months ended March 31, 2013 and 2012, respectively. Future estimated amortization expense is as follows:

2013	2014	2015	2016	2017	Thereafter
$12,528	$13,574	$11,990	$11,990	$9,128	$3,465

NOTE K - PREPAYMENTS

Prepayments consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw material suppliers	$4,874,506	$4,659,154
Equipment purchases	1,058,843	1,063,589

Total prepayments	$5,933,349	$5,722,743

NOTE L - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of March 31, 2013 and December 31, 2012 comprise the following:

	March 31, 2013	December 31, 2012
Deferred tax assets - current
Provision	192,284	156,673
Warranty	595,853	568,161
Deferred tax assets	788,137	724,834
Valuation allowance	―	―
Net deferred tax assets - current	788,137	724,834

Deferred tax liabilities - current
Revenue (net off cost)	63,545	37,202
Deferred tax liabilities - current

Net deferred tax assets - current	724,593	687,632

Deferred tax liabilities - non-current
Land use right	310,153	291,995
Deferred tax liabilities - non-current	310,153	291,995

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

Bank acceptance notes to vendors were both $0 as of each of March 31, 2013 and December 31, 2012.

NOTE N – SHORT-TERM BANK LOANS

Bank loans represented the following as of each of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Secured	$11,044,709	$14,599,753

The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. The Company did not provide any guarantee to any other parties. Interest rate for the loans ranged from1.37% to 6.16% per annum. The maturity dates of the loans ranged from June 17, 2013 to July 27, 2013.

Corporate or personal guarantee:

$2.8 Million	Guaranteed by Ruili Group Co., Ltd., a related party;
$8.3 Million	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE O - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Accrued payroll	$1,366,738	$1,484,082
Accrued warranty expenses	3,972,357	3,787,738
Other accrued expenses	3,778,290	3,229,999
Total accrued expenses	$9,117,385	$8,501,819

NOTE P –CAPITAL LEASE OBLIGATIONS

	March 31,	December 31,
	2013	2012

Total Capital Lease Obligations	$13,792,184	$10,458,352

Less: Current portion	$(3,662,006)	$(10,458,352)
Non-current portion	$10,130,178	$—

The 2012 capital lease obligation was under an agreement with International Far Eastern Leasing Co., Ltd., for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. International Far Eastern Leasing Co., Ltd. is the subsidiary of China Sinochem Corporation. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. after communication with it in December 2012 and terminated the original agreement. The duration of the new agreement is forty eight (48) months. The value of the leased equipment is RMB91, 428,571, with a security deposit of RMB11, 428,571. The actual amount is RMB80,000,000. The Company prepaid all interests of RMB10, 705,357 after the discount and has the lease payment of RMB1, 904,761.90 monthly. The prepaid capital lease interest will be amortized over the life of capital lease agreement using the effective interest method.

NOTE Q – RESERVE

The reserve funds are comprised of the following:

	March 31,	December 31,
	2013	2012
Statutory surplus reserve fund	$9,806,289	$9,676,183
Total	$9,806,289	$9,676,183

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

Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. In 2012 December, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. As a result, the tax rate was 25% for the first three quarters of 2012. Accordingly, it was taxed, and will be taxed at the 15% tax rate in 2013 and 2014.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the first quarter of 2013 and 2012 is as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012

US Statutory income tax rate	35.00%	35.00%

Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%

HK Statutory income tax rate	16.50%	16.50%

Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%

China Statutory income tax rate	25.00%	25.00%

China Statutory income exemption	-10.00%	0.00%

Tax refund	―	―
Other items	-4.05%	3.17%

Effective tax rate	10.95%	28.17%

	Three months ended March 31, 2013	Three months ended March 31, 2012
Computed income tax provision at the statutory rate	$408,489	$902,117
Tax exemption	(241,196)	―
Tax refund	―	―
Deferred tax provision	(13,212)	(68,104)

Current period permanent differences and other reconciling items	14,773	184,643
Total income taxes	$168,854	$1,018,656

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at March 31, 2013. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the three months ended March 31, 2013, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the three months ended March 31, 2013 and 2012, respectively, are summarized as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012

Current	$182,065	$1,086,760
Deferred	(13,212)	(68,104)

Total	$168,854	$1,018,656

As of March 31, 2013 and December 31, 2012, the Company has no unrecognized tax benefits.

NOTE S - Non-controlling interest in subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $140,300 and $263,889 for the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013	March 31, 2012

10% non-controlling interest in Ruian	$144,562	$258,946

40% non-controlling interest in SIH	$(4,262)	$4,943

Total	$140,300	$263,889

NOTE T – OPERATING LEASES

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

The lease expenses were $451,948 and $313,838 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Future minimum rental payments for the years ending on December 31 are as follows:

	2013	2014	2015	2016	Thereafter

Operating Lease Commitments	$1,365,268	$1,820,358	$1,820,358	$1,820,358	$10,922,145

NOTE U - ADVERTISING COSTS

Advertising costs were $30,827 and $29,725 for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE V- RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were $1,390,464 and $1,267,156 for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE W - WARRANTY CLAIMS

Warranty claims were $430,533 and $461,538 for the three months ended March 31, 2013 and March 31, 2012, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2013 was as follows:

Beginning balance at January 01, 2013	$3,787,738
Aggregate reduction for payments made	430,533
Aggregate increase for new warranties issued during current period	245,914
Effect on changes in foreign exchange rate	―
Ending balance at March 31, 2013:	$3,972,357

NOTE X – SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicles brake systems, etc.”) for different types of commercial vehicles. On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (passenger vehicles brake systems) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems, etc. and passenger vehicles brake systems, etc.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries did not have long-lived assets in the United States for the reporting periods.

	Three Months Ended March 31,
	2013	2012

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$34,002,216	$35,467,955
Passenger vehicles brake systems	7,315,944	9,130,286

Net sales	$41,318,160	$44,598,241
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$8,438,728	$10,165,832
Passenger vehicles brake systems	2,738,153	2,050,465
All other
Gross profit	$11,176,881	$12,216,297
Selling and distribution expenses	3,361,557	3,170,902
General and administrative expenses	4,163,146	3,857,757
Research and development expenses	1,390,464	1,267,156
Financial Expenses	946,244	594,897
Income (loss) from operations	1,315,470	3,325,585
Other income (expense), net	227,063	290,949
Income (loss) before income tax expense (benefit)	$1,542,533	$3,616,534
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$794,830	$314,476
Passenger vehicles brake systems	171,016	80,954

Total	$965,846	$395,430
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$1,639,573	$1,542,513
Passenger vehicles brake systems	352,772	397,079

Total	$1,992,345	$1,939,592

	March 31, 2013	December 31, 2012

TOTAL ASSETS
Commercial vehicles brake systems	$201,818,122	$192,842,721
Passenger vehicles brake systems	43,423,349	50,718,264

Total	$245,241,471	$243,560,985

	March 31, 2013	December 31, 2012

LONG LIVED ASSETS
Commercial vehicles brake systems	$53,213,108	$50,662,641
Passenger vehicles brake systems	11,449,375	13,324,439

Total	$64,662,483	$63,987,080

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

NOTE Y – PURCHASE DISCOUNT

Purchase discounts represent discounts received from vendors for purchasing raw materials. The Company did not receive any purchase discounts during the three months ended March 31, 2013 and March 31, 2012.

NOTE Z – SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred by the Company are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs were $731,435 and $1,115,315 for the three month ended March 31, 2013 and March 31, 2012, respectively.

NOTE AA – STOCK COMPENSATION PLAN

We had no stock-based compensation expense during the three months ended March 31, 2013 and March 31, 2012, respectively. There were no employee stock options or warrants outstanding as of March 31, 2013.

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

NOTE AC - OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2012.

See Note P to the attached Unaudited Condensed Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

SALES

	Three Months ended		Three Months ended
	March 31, 2013		March 31, 2012
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$34.0	82.3%	$35.5	79.6%
Passenger vehicle brake systems, etc.	$7.3	17.7%	$9.1	20.4%

Total	$41.3	100%	$44.6	100%

Sales were $41,318,160 and $44,598,241 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $3.3 million or 7.4%. The decrease was mainly due to the decreased sales to the China OEM and aftermarkets.

The sales from commercial vehicle brake systems decreased by $1.5 million, or 4.2%, to $34.0 million for the first quarter of 2013, compared to $35.5 million for the same period of 2012. Due to the slowdown of the commercial vehicle market in the first quarter of 2013, the sales from the OEM market decreased, which impacted the sales of the commercial vehicle brake systems.

Due to the slowdown of the passenger vehicle market and the customer base adjustment made by management, the sales from passenger vehicle brake systems decreased by $1.8 million or 19.8%, to $7.3 million for the first quarter of 2013, compared to $9.1 million for the same period of 2012.

A breakdown of net sales revenue for these markets for the first quarter of the 2013 and 2012, respectively, is set forth below:

	Three Months		Three Months
	ended	Percent	ended	Percent
	March 31, 2013	of Total Sales	March 31, 2012	of Total Sales	Percentage Change
		(U.S. dollars in million)
China OEM market	$22.8	55.2%	$25.8	57.8%	-11.6%
China Aftermarket	$9.2	22.3%	$9.8	22.0%	-6.1%
International market	$9.3	22.5%	$9.0	20.2%	3.3%
Total	$41.3	100.0%	$44.6	100.0%	-7.4%

Despite the overall growth of the output and sales of all the automobiles in China, in the first quarter of 2013, the commercial vehicle production and sales was 1.014 million units and 1.001 million units, up 0.08% and down 1.72%, respectively, and the production of heavy duty truck decreased by 10.87% compared to the first quarter of 2012. The decline of the overall sales of heavy-duty trucks in China in the first quarter of 2013 could be attributed to the deceleration of the growth in capital investment, domestic consumption and international trade, which resulted in the reduced demand for heavy-duty trucks in the construction of residential and commercial real estate development projects, infrastructure projects, as well as highway transportation of goods.

SORL has begun making sales for construction equipment and expanded its market share in the bus market, which partially offset the effects of these declines. Our first-quarter OEM sales declined 11.6% from 2012’s first quarter, to $22.8 million.

Our sales to the Chinese aftermarket decreased by $0.6 million or 6.1%, to $9.2 million for the first quarter of 2013, compared to $9.8 million for the same period of 2012. The usage of heavy-duty trucks in the construction of real estate development projects and infrastructure projects was reduced in China in the first quarter of 2013, which resulted in the reduced replacement of auto parts. We will continue with our strategies to further optimize our sales network, to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket, which may present an opportunity for us to increase our sales in that market

Our export sales increased by $0.3 million or 3.3%, to $9.3 million for the first quarter of 2013, as compared to $9.0 million for the same period of 2012. A part of our strategy is to strengthen and expand our distribution networks to increase the awareness of our brand overseas. The increase primarily resulted from the recovery of the global economy.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended March 31, 2013 were $30,141,279, a decrease of $2.2 million, or 6.9% from $32,381,944 for the same period last year. Since the decrease of our sales is larger than the decrease of our cost of sales, our gross profit decreased by 8.5% from $12,216,297 for the first quarter of 2012 to $11,176,881 for the first quarter of 2013.

Gross margin decreased to 27.1% from 27.4% for the three months ended March 31, 2013 from the same period in 2012. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2013 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margin.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2013 were $25.6 million, a decrease of $0.3 million, or 1.0% from $25.3 million for the same period last year. The gross profit from commercial vehicle brake systems decreased by 17.0% from $10.2 million for the first quarter of 2012 to $8.4 million for the first quarter of 2013. Gross margin from commercial vehicle brake systems decreased to 24.8% from 28.7% for the three months ended March 31, 2013 compared with 2012. Gross margin was affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2013 were $4.6 million, a decrease of $2.5 million, or 35.3%, from $7.1 million for the same period last year. The gross profit from passenger vehicle brake systems decreased by 33.5% from $2.7 million for the first quarter of 2012 to $2.1 million for the first quarter of 2013. Gross margin from passenger vehicle brake systems increased to 37.4% from 22.5% for the three months ended March 31, 2013 compared with 2012. We intend to focus in 2013 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $3,361,557 for the three months ended March 31, 2013, as compared to $3,170,902 for the same period of 2012, an increase of $190,655 or 6.0%.

The increase was mainly due to increased wages expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 8.1% for the three months ended March 31, 2013, as compared to 7.1% for the same period in 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,163,146 for the three months ended March 31, 2013, as compared to $3,857,757 for the same period of 2012, an increase of $305,389 or 7.9%. The increase was mainly due to increases in labor expenses and other administrative expenses for marketing of the business. Since our sales decreased but general and administrative expenses increased, as a percentage of sales revenue, general and administrative expenses increased to 10.1% for the three months ended March 31, 2013, as compared to 8.7% for the same period in 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other personnel-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2013, research and development expense was $1,390,464, as compared to $1,267,156 for the same period of 2012, an increase of $123,308.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,992,345 for the three months ended March 31, 2013, compared with $1,939,592 for the same period of 2012, an increase of $52,753. The increase in depreciation and amortization expense was primarily due to the increase of purchased production equipment.

FINANCIAL EXPENSES

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and currency exchange loss. The financial expense for the three months ended March 31, 2013 increased by $351,347 to $946,244 from $594,897 for the same period of 2012, which was mainly due to increased interest expense and currency exchange loss.

OTHER INCOME

Other income, primarily consisting of income from the sales of scraps, was $295,140 for the three months ended March 31, 2013, as compared to $351,845 for the three months ended March 31, 2012, a decrease of $56,705. The decrease was mainly due to a decrease in sales of raw material scraps for the three months ended March 31, 2013.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In 2012 December, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. So the tax rate was 25% for the first three quarters of 2012. Accordingly, it continues to be, or will be, taxed at the 15% tax rate in 2013 and 2014.

Income tax expense was $168,854, or an 11.0% effective tax rate, for the three months ended March 31, 2013, as compared to $1,018,656, or a 28.2% effective tax rate, for the three months ended March 31, 2012. The main reason was because the tax rate for the first quarter of 2012 was 25%, and it was 15% for the first quarter of 2013 due to renewal of the "High-Tech Enterprise" not received until 2012 December.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $140,300 and $263,889 for the three months ended March 31, 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the three months ended March 31, 2013 decreased by $1.1 million, to $1,233,379 from $2,333,989 for the three months ended March 31, 2012 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the three months ended March 31, 2013 and 2012, were $0.06 and $0.12 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING At March 31, 2013, the Company had cash and cash equivalents of $43,222,310, as compared to cash and cash equivalents of $41,253,353 at December 31, 2012. The Company had working capital of $138,282,570 at March 31, 2013, as compared to working capital of $123,953,956 at December 31, 2012, reflecting current ratios of 4.27 and 3.26:1, respectively.

Net cash generated from operating activities was $2,871,322 for three months ended March 31, 2013 compared with $4,319,504 of net cash generated from operating activities in the same period in 2012, a decrease of $1.4 million, primarily due to the increased cash outflow resulted from the changes in bank acceptance notes from customers and inventories.

INVESTING - During the three months ended March 31, 2013, the Company expended net cash of $965,846 in investing activities, mainly for acquisition of new equipment. For the three months ended March 31, 2012, the Company utilized $395,430 in investing activities.

FINANCING - During the three months ended March 31, 2013, the Company repaid bank loans and a capital lease in the aggregate amount of $499,107. The cash used by financing activities was $5,320,769 for three months ended March 31, 2012.

The Company has taken a number of steps to improve the management of its cash flow. We place more emphasis on collection of accounts receivable from our customers. We maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

CURRENCY RISK AND FINANCIAL INSTRUMENTS - Although our reporting currency is U.S. dollar, the functional currency of Joint Venture is RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets, as expressed in our U.S. dollar, will decline. In recent years, the RMB has been appreciating against the U.S. dollar.

 Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date. The equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Oversea contracts are primarily dominated by U.S. dollars. As a result of the RMB’s appreciation in value against U.S. dollars in the three months ended March 31, 2013, the Company’s revenue declined. The Company plan to take measures to manage its exposure to foreign currency exchange rate fluctuations, such as diversifying its customer basis overseas into different currency zones, and stipulating predetermined foreign currency exchange rates for payments to be received under its export sales contracts.

As the Company’s current outstanding debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any material risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

OFF-BALANCE SHEET AGREEMENTS

At March 31, 2013 we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Previously furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : May 15, 2013	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)

