Form 10-Q
period 2013-06-30
SORL Auto Parts Inc
filed 2013-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of August 14, 2013 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

INDEX

		Page

PART I.	FINANCIAL INFORMATION (Unaudited)	1

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six months ended June 30, 2013 and 2012	3

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25

Item 6.	Exhibits	25

SIGNATURES		26

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013		December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	38,009,126	US$	41,253,353
Accounts receivable, net of provision, including $92,205 and $0 due from related parties at June 30, 2013 and December 31, 2012, respectively.		58,580,228		62,153,509
Bank acceptance notes from customers		17,617,065		10,098,390
Inventories		66,448,698		56,775,825
Prepayments		4,240,430		5,722,743
Current portion of prepaid capital lease interest		551,550		876,326
Other current assets		1,235,217		1,183,487
Deferred tax assets		964,113		687,632
Total Current Assets		187,646,427		178,751,265

Fixed Assets
Property, plant and equipment, net		46,714,501		46,962,599
Leasehold improvements in progress		304,622		335,714

Land Use Rights, Net		14,846,161		14,742,047

Other Non-Current Assets

Intangible assets, net		59,677		66,889
Security deposits on lease agreement		1,849,672		1,879,831
Long term deferred expense-prepaid interest		585,550		822,640
Total Other Non-Current Assets		2,494,899		2,769,360
Total Assets	US$	252,006,610	US$	243,560,985

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $1,873,635 and $94,954 due to related parties at June 30, 2013 and December 31, 2012, respectively.	US$	10,074,526	US$	14,324,633
Deposit received from customers		9,491,160		6,599,746
Short term bank loans		9,704,265		14,599,753
Accrued expenses		10,582,698		8,501,819
Current portion of capital lease obligations		3,699,345		10,458,352
Other current liabilities, including $74,797 and $33,083 due to related parties at June 30, 2013 and December 31, 2012, respectively.		677,753		313,006
Total Current Liabilities		44,229,747		54,797,309

Non-Current Liabilities
Non-current portion of capital lease obligations		9,248,362		-
Deferred tax liabilities		326,140		291,995
Total Non-Current Liabilities

Total Liabilities		53,804,249		55,089,304

Stockholders' Equity

Preferred Stock - No Par Value; 1,000,000 authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012		-		-
Common Stock - $0.002 Par Value; 50,000,000 authorized, 19,304,921 issued and outstanding as of June 30, 2013 and December 31, 2012		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		10,195,866		9,676,183
Accumulated other comprehensive income		25,450,591		22,020,008
Retained earnings		100,862,895		96,114,407
Total SORL Auto Parts, Inc. stockholders' equity		178,746,975		170,048,221
Noncontrolling Interest In Subsidiaries		19,455,386		18,423,460
Total Equity		198,202,361		188,471,681
Total Liabilities and Stockholders' Equity	US$	252,006,610	US$	243,560,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,

	2013		2012		2013		2012

Sales	US$	57,511,004	US$	52,092,172	US$	98,829,164	US$	96,690,413

Include: sales to related parties		1,004,391		393,384		1,242,572		1,458,611

Cost of sales		41,222,472		37,912,979		71,363,751		70,294,923

Gross profit		16,288,532		14,179,193		27,465,413		26,395,490

Expenses:

Selling and distribution expenses		4,377,777		3,523,498		7,739,334		6,694,400

General and administrative expenses		5,220,131		3,493,009		9,383,277		7,350,766

Research and development expenses		1,617,147		2,296,820		3,007,611		3,563,976

Total operating expenses		11,215,055		9,313,327		20,130,222		17,609,142

Income from operations		5,073,477		4,865,866		7,335,191		8,786,348

Other income		569,974		412,975		865,114		764,820

Financial expenses		(492,094)		(532,722)		(1,438,338)		(1,127,619)

Non-operating expenses		(65,093)		(192,296)		(133,170)		(253,192)

Net income before provision for income taxes		5,086,264		4,553,823		6,628,797		8,170,357

Provision for income taxes		539,334		1,279,762		708,188		2,298,418

Net income	US$	4,546,930	US$	3,274,061	US$	5,920,609	US$	5,871,939

Less: Net income attributable to noncontrolling interest in subsidiaries		512,138		278,034		652,438		541,923

Net income attributable to common stockholders	US$	4,034,792	US$	2,996,027	US$	5,268,171	US$	5,330,016

Comprehensive income

Net income	US$	4,546,930	US$	3,274,061	US$	5,920,609	US$	5,871,939

Foreign currency translation adjustments		1,150,709		(873,696)		3,810,071		(607,834)

Comprehensive income		5,697,639		2,400,365		9,730,680		5,264,105

Comprehensive income attributable to noncontrolling interest in subsidiaries		628,535		191,084		1,031,926		485,672

Comprehensive income attributable to common shareholders	US$	5,069,104	US$	2,209,281	US$	8,698,754	US$	4,778,433

Weighted average common shares - Basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common shares - Diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - Basic	US$	0.21	US$	0.16	US$	0.27	US$	0.28
EPS - Diluted	US$	0.21	US$	0.16	US$	0.27	US$	0.28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Six Months Ended on June 30, 2013

			Additional		Retained	Accumu. Other
	Number	Common	Paid-in		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Shares	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2013	19,304,921	$38,609	$42,199,014	$9,676,183	$96,114,407	$22,020,008	$170,048,221	$18,423,460	$188,471,681

Net income	-	-	-	-	5,268,171	-	5,268,171	652,438	5,920,609

Foreign currency translation adjustment	-	-	-	-	-	3,430,583	3,430,583	379,488	3,810,071

Transfer to reserve	-	-	-	519,683	(519,683)	-	-	-	-

Ending Balance -June 30, 2013	19,304,921	$38,609	$42,199,014	$10,195,866	$100,862,895	$25,450,591	$178,746,975	$19,455,386	$198,202,361

The accompanying notes are an integrated part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013		2012

Cash Flows From Operating Activities
Net Income	US$	5,920,609	US$	5,871,939
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense		1,634,203		27,775
Depreciation and amortization		3,967,891		3,787,576
Deferred income taxes		(233,687)		(162,072)
Loss on disposal of fixed assets		-		2,333
Changes In Assets and Liabilities:
Account receivables		3,762,142		(3,517,570)
Bank acceptance notes from customers		(7,323,135)		6,248,483
Other currents assets		18,266		2,420,536
Inventory		(8,496,818)		1,308,149
Prepayments		1,590,962		(4,688,661)
Accounts payable and bank acceptance notes to vendors		(5,092,453)		(2,587,357)
Income tax payable		-		966,078
Deposits received from customers		2,737,611		(43,080)
Other current liabilities and accrued expenses		2,513,792		577,231
Net Cash Flows Provided By Operating Activities		999,383		10,211,360

Cash Flows From Investing Activities
Acquisition of property and equipment		(2,219,689)		(415,296)
Proceeds of disposal of fixed assets		-		3,096
Leasehold improvements in progress		-		(31,069)
Net Cash Flows Used In Investing Activities		(2,219,689)		(443,269)

Cash Flows From Financing Activities
Proceeds from bank loans		48,751,425		14,271,080
Repayment of bank loans		(53,812,232)		(18,555,634)
Proceeds from capital lease		12,783,841		-
Repayment of capital lease		(10,473,023)		(1,129,247)

Net Cash Flows Used In Financing Activities		(2,749,989)		(5,413,801)

Effects on changes in foreign exchange rate		726,068		(121,399)

Net Change in Cash and Cash Equivalents		(3,244,227)		4,232,891

Cash and Cash Equivalents- Beginning of The Year		41,253,353		17,116,692

Cash and Cash Equivalents - End of The Period	US$	38,009,126	US$	21,349,583

Supplemental Cash Flow Disclosures:
Interest Paid	US$	859,771	US$	690,117
Income Taxes Paid	US$	972,107	US$	1,489,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this pronouncement effective January 1, 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of CTA in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following related party transactions are reported for the three months and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

PURCHASES FROM:

Ruian Kormee Vehicle brake Co., Ltd.	$816,189	$—	$816,189	$—

Guangzhou Kormee Vehicle brake technology development Co., Ltd.	551,457	—	551,457	—

Ruili Group Co., Ltd.	1,161,423	1,517,619	2,046,604	2,582,846

Total purchases	$2,529,069	$1,517,619	$3,414,250	$2,582,846

SALES TO:
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$289,571	$—	$289,571	$—

Ruili Group Co., Ltd.	714,820	393,384	953,001	1,458,611

Total sales	$1,004,391	$393,384	$1,242,572	$1,458,611

	June 30,	December 31,
	2013	2012
ACCOUNTS RECEIVABLES
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$92,205	$—
Total	$92,205	$—

ACCOUNTS PAYABLE
Ruian Kormee Vehicle brake Co., Ltd.	$814,551	$—
Ruili Group Co., Ltd.	1,059,084	94,954
Total	$1,873,635	$94,954

OTHER PAYABLES
MGR Hong Kong Limited	$67,049	$25,559
Ruili Group Co., Ltd.	7,748	7,524
Total	$74,797	$33,083

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended June 30, 2013. The changes in the allowance for doubtful accounts at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Beginning balance	$998,492	$892,455
Add: Increase to allowance	1,714,406	106,037
Less: Accounts written off	—	—

Ending balance	$2,712,898	$998,492

	June 30,	December 31,
	2013	2012
Accounts receivable	$61,293,126	$63,152,001
Less: allowance for doubtful accounts	(2,712,898)	(998,492)

Account receivable balance, net	$58,580,228	$62,153,509

NOTE F - INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	$11,000,042	$9,116,931

Work in process	14,176,063	20,552,486

Finished goods	41,272,593	27,106,408

Total Inventories	$66,448,698	$56,775,825

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Machinery	$44,813,611	$52,212,579
Molds	1,412,213	1,384,781
Office equipment	1,951,653	1,637,402
Vehicles	2,089,196	2,025,702
Buildings	9,064,521	8,888,441
Machinery held under capital lease	28,887,698	18,165,511

Sub-Total	88,218,892	84,314,416

Less: Accumulated depreciation	(41,504,391)	(37,351,817)

Property, plant and equipment, net	$46,714,501	$46,962,599

Depreciation expense charged to operations was $3,386,360 and $3,550,342 for the six months ended June 30, 2013 and June 30, 2012, respectively.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax assets - current
Provision	$405,848	$156,673
Warranty	635,733	568,161
Deferred tax assets	1,041,581	724,834
Valuation allowance	―	―
Net deferred tax assets - current	1,041,581	724,834

Deferred tax liabilities - current
Revenue (net off cost)	77,468	37,202
Deferred tax liabilities - current

Net deferred tax assets - current	$964,113	$687,632

Deferred tax liabilities - non-current
Land use right	$326,140	$291,995
Deferred tax liabilities - non-current	$326,140	$291,995

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

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Secured	$9,704,265	$14,599,753

The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from1.35% to 6.44% per annum. The maturity dates of the loans ranged from July 23, 2013 to December 13, 2013. As of June 30, 2013, accounts receivable with a total balance of $4,808,300 were pledged as collateral for the bank loan with a balance of $4,848,874. As of December 31, 2012, accounts receivable with an amount of $9,860,742 were pledged as collateral for the bank loan with an amount of $9,846,615. The difference between the accounts receivable pledged and the bank loans obtained was due to the fluctuation of exchange rate as some accounts receivables pledged were denominated in US dollars.

Corporate or personal guarantee:
$2.4 Million	Guaranteed by Ruili Group Co., Ltd., a related party;
$7.3 Million	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE J –CAPITAL LEASE OBLIGATIONS

	June 30, 2013	December 31, 2012

Total Capital Lease Obligations	$12,947,707	$10,458,352

Less: Current portion	$(3,699,345)	$(10,458,352)

Non-current portion	$9,248,362	$—

The 2012 capital lease obligation was under an agreement with International Far Eastern Leasing Co., Ltd., for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. International Far Eastern Leasing Co., Ltd. is the subsidiary of China Sinochem Corporation. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. after communication with it in December 2012 and terminated the original agreement. The duration of the new agreement is forty eight (48) months. The value of the leased equipment is RMB91, 428,571, with a security deposit of RMB11, 428,571. The actual amount received by the Company is RMB80,000,000. The Company prepaid all interests of RMB10, 705,357 after the discount and has the lease payment of RMB1, 904,761.90 monthly. The prepaid capital lease interest will be amortized over the life of capital lease agreement using the effective interest method.

NOTE K - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture will enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture has been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate of 15% for years 2009 through 2011. The Company used tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at 15% rate in 2012 through 2014.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012
US Statutory income tax rate	35.00%	35.00%

Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%

HK Statutory income tax rate	16.50%	16.50%

Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%

China Statutory income tax rate	25.00%	25.00%

China Statutory income exemption	-10.00%	0.00%

Other items	-4.32%	3.13%

Effective tax rate	10.68%	28.13%

	Six months ended June 30, 2013	Six months ended June 30, 2012
Computed income tax provision at the statutory rate	$1,627,455	$2,086,965
Tax exemption	(728,783)	―
Deferred tax provision	(233,688)	(162,071)

Current period permanent differences and other reconciling items	43,204	373,524
Total income taxes	$708,188	$2,298,418

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at June 30, 2013. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the six months ended June 30, 2013, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2013 and 2012, respectively, are summarized as follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012

Current	$941,876	$2,460,489
Deferred	(233,688)	(162,071)

Total	$708,188	$2,298,418

As of June 30, 2013 and December 31, 2012, the Company has no unrecognized tax benefits.

NOTE L - NONCONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $652,438 and $541,923 for the six months ended June 30, 2013 and 2012, respectively.

	June 30, 2013	June 30, 2012

10% non-controlling interest in Ruian	$577,425	$604,909

40% non-controlling interest in SIH	$75,013	$(62,986)

Total	$652,438	$541,923

NOTE M - WARRANTY CLAIMS

Warranty claims were $1,023,349 and $999,717 for the six months ended June 30, 2013 and June 30, 2012, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2013 was as follows:

Beginning balance at January 01, 2013	$3,787,738
Aggregate reduction for payments made	572,867
Aggregate increase for new warranties issued during current period	1,023,349
Effect on changes in foreign exchange rate	―
Ending balance at June 30, 2013:	$4,238,220

NOTE N – SEGMENT INFORMATION

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

	Six Months Ended June 30,
	2013	2012

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$80,954,463	$75,401,096
Passenger vehicles brake systems	17,874,701	21,289,317

Net sales	$98,829,164	$96,690,413
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$21,848,515	$21,068,947
Passenger vehicles brake systems	5,616,898	5,326,543
All other
Gross profit	$27,465,413	$26,395,490
Selling and distribution expenses	7,739,334	6,694,400
General and administrative expenses	9,383,277	7,350,766
Research and development expenses	3,007,611	3,563,976
Income from operations	7,335,191	8,786,348
Financial expenses	(1,438,338)	(1,127,619)
Other income (expense), net	731,944	511,628
Income before income tax expense	$6,628,797	$8,170,357
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$1,827,244	$362,315
Passenger vehicles brake systems	392,445	80,954

Total	$2,219,689	$443,269
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$3,266,238	$2,983,607
Passenger vehicles brake systems	701,653	803,969

Total	$3,967,891	$3,787,576

	June 30, 2013	December 31, 2012

TOTAL ASSETS
Commercial vehicles brake systems	$207,502,243	$192,842,721
Passenger vehicles brake systems	44,504,367	50,718,264

Total	$252,006,610	$243,560,985

	June 30, 2013	December 31, 2012

LONG LIVED ASSETS
Commercial vehicles brake systems	$52,994,175	$50,662,641
Passenger vehicles brake systems	11,366,008	13,324,439

Total	$64,360,183	$63,987,080

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012.

See Note K to the attached Unaudited Condensed Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

SALES

	Three Months ended		Three Months ended
	June 30, 2013		June 30, 2012
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$46.9	81.6%	$39.9	76.6%
Passenger vehicle brake systems, etc.	$10.6	18.4%	$12.2	23.4%

Total	$57.5	100.0%	$52.1	100.0%

Net sales were $57,511,004 and $52,092,172 for the three months ended June 30, 2013 and 2012, respectively, an increase of $5.4 million or 10.4%.

The sales from commercial vehicle brake systems increased by $7.0 million or 17.5%, to $46.9 million for the second quarter of 2013, compared to $39.9 million for the same period of 2012. Due to the increase of the commercial vehicle market in the second quarter of 2013, the sales from the OEM market increased, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems decreased by $1.6 million or 13.1%, to $10.6 million for the second quarter of 2013, compared to $12.2 million for the same period of 2012.

A breakdown of net sales revenue for these markets for the second quarter of the 2013 and 2012 fiscal years, respectively, is set forth below:

	Three Months	Percent	Three Months ended	Percent
	ended	of	June 30,	of	Percentage
	June 30, 2013	Total Sales	2012	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$30.6	53.2%	$25.6	49.1%	19.5%
China Aftermarket	$12.8	22.3%	$11.7	22.5%	9.4%
International market	$14.1	24.5%	$14.8	28.4%	-4.7%
Total	$57.5	100.0%	$52.1	100.0%	10.4%

With the implementation of China IV emission standard beginning on July 1, 2013, the consumption of commercial vehicles equipped with China III engines spurred in the second quarter of 2013, which resulted in the higher than usual output and sales volume of commercial vehicles. As a result, our sales to the Chinese OEM market increased by $5.0 million or 19.5%, to $30.6 million for the second quarter of 2013, compared to $25.6 million for the three month period ended June 30 of 2012.

Our sales to the Chinese aftermarket increased by $1.1 million or 9.4%, to $12.8 million for the second quarter of 2013, compared to $11.7 million for the same period of 2012. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended June 30, 2013. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $0.7 million or 4.7%, to $14.1 million for the second quarter of 2013, as compared to $14.8 million for the same period of 2012. The decrease in export sales was mainly due to currency depreciation in some countries, leading to delayed payments. To control this risk, we did not deliver orders before receiving full payments.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended June 30, 2013 were $41,222,472 an increase of $3,309,493 or 8.7% from $37,912,979 for the three month period ended June 30, 2012. Our gross profit increased by 14.9% from $14,179,193 for the period of 2012 to $16,288,532 for the three month period ended June 30, 2013.

Gross margin increased to 28.3% from 27.2% for the three month period ended June 30, 2013 compared with 2012. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2013 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months period ended June 30, 2013 were $33.5 million, an increase of $4.5 million or 15.5% from $29.0 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 23.0% from $10.9 million for three month period ended June 30, 2012 to $13.4 million for the three month period ended June 30, 2013. Gross margin from commercial vehicle brake systems increased to 28.6% from 27.3% for the three months period ended June 30, 2013 compared to the three month period ended June 30, 2012.

Cost of sales from passenger vehicle brake systems for the three months period ended June 30, 2013 were $7.7 million, a decrease of $1.2 million or 13.5% from $8.9 million for the three month period ended June 30, 2012. The gross profit from passenger vehicle brake systems decreased by 12.1% from $3.3 million for the three month period ended June 30, 2012 to $2.9 million for the three month period ended June 30, 2013. Gross margin from passenger vehicle brake systems increased to 27.3% from 26.9% for the three months ended June 30, 2013, as compared with 2012. The cost decrease was mainly due to the increase of production efficiency, the improvement of the technologies of products, and the improvement of our product portfolio. Such decrease in cost helps us to maintain or increase our gross profit margins.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $4,377,777 for the three months ended June 30, 2013, as compared to $3,523,498 for the same period of 2012, an increase of $854,279 or 24.2%.

The increase was mainly due to increased packaging expenses. As a percentage of sales revenue, selling expenses increased to 7.6% for the three months ended June 30, 2013, as compared to 6.8% for the same period in 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,220,131 for the three months ended June 30, 2013, as compared to $3,493,009 for the same period of 2012, an increase of $1,727,122 or 49.4%. The increase was mainly due to increases in labor expenses and bad debts provision. As a percentage of sales revenue, general and administrative expenses increased to 9.1% for the three months ended June 30, 2013, as compared to 6.7% for the same period in 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2013, research and development expense was $1,617,147, as compared to $2,296,820 for the same period of 2012, a decrease of $679,673.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,975,546 for the three months ended June 30, 2013, compared with that of $1,847,984 for the same period of 2012, an increase of $127,562. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and exchange loss. The financial expense for the three months ended June 30, 2013, decreased by $40,628 to $492,094 from $532,722 for the same period of 2012, which was mainly due to decreased currency exchange loss.

OTHER INCOME

Other income was $569,974 for the three months ended June 30, 2013, as compared to $412,975 for the three months ended June 30, 2012, an increase of $156,999. The increase was mainly due to an increase in sales of raw material scrap for the three months ended June 30, 2013.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December, 2012 the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. So the tax rate was 25% for the first three quarters of 2012. Accordingly, it continues to be, or will be, taxed at the 15% tax rate in 2013 and 2014.

Income tax expense was $539,334, or an 10.6% effective tax rate, for the three months ended June 30, 2013, as compared to $1,279,762, or a 28.1% effective tax rate, for the three months ended June 30, 2012. The main reason was the tax rate variation. Specifically, the tax rate for the second quarter of 2012 was 25%, and it was 15% for the second quarter of 2013 due to renewal of the "High-Tech Enterprise" not received until 2012 December.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST IN SUBSIDIARIES

Noncontrolling interest in subsidiaries represents a 10% noncontrolling interest in Ruian and 40% noncontrolling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to noncontrolling interest in subsidiaries amounted to $512,138 and $278,034 for the second quarter ended June 30, 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended June 30, 2013, increased by $1,038,765, to $4,034,792 from $2,996,027 for the quarter ended June 30, 2012 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended June 30, 2013 and 2012, were $0.21 and $0.16 per share, respectively.

Results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

SALES

	Six months ended June 30, 2013		Six months ended June 30, 2012
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$80.9	81.9%	$75.4	78.0%
Passenger vehicles brake systems, etc.	$17.9	18.1%	$21.3	22.0%

Total	$98.8	100.0%	$96.7	100.0%

Net sales were $98,829,164 and $96,690,413 for the six months ended June 30, 2013 and 2012, respectively, an increase of $2,138,751 million or 2.2%.

The sales from commercial vehicle brake systems increased by $5.5 million or 7.3%, to $80.9 million for the six months ended June 30, 2013, compared to $75.4 million for the same period of 2012. Due to the increase of the commercial vehicle market in the six months ended June 30, 2013, the sales from the OEM market increased, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems decreased by $3.4 million or 16.0%, to $17.9 million for the six months ended June 30, 2013, compared to $21.3 million for the same period of 2012.

A breakdown of net sales revenues for China OEM markets, China Aftermarket and International markets for the six months ended June 30, 2013 and 2012 fiscal years, respectively, is set forth below:

	Six months	Percent	Six months	Percent
	ended	of	ended	of
	June 30, 2013	Total Sales	June 30, 2012	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$53.4	54.0%	$51.4	53.2%	3.9%
China Aftermarket	$22.0	22.3%	$21.5	22.2%	2.3%
International market	$23.4	23.7%	$23.8	24.6%	-1.7%
Total	$98.8	100.0%	$96.7	100.0%	2.2%

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

With the implementation of China IV emission standard beginning on July 1, 2013, the consumption of commercial vehicles equipped with China III engines spurred in the second quarter of 2013, which resulted in the higher than usual output and sales volume of commercial vehicles. As a result, our sales to the Chinese OEM market increased by $2.0 million or 3.9%, to $53.4 million for the first half year of 2013, compared to $51.4 million for the same period of 2012.

Our sales to the Chinese aftermarket increased by $0.5 million or 2.3%, to $22.0 million for the first six months of 2013, compared to $21.5 million for the first six months of 2012. The increased number of new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the six months ended June 30, 2013. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor expansion in the bus aftermarket.

Our export sales decreased by $0.4 million or 1.7%, to $23.4 million for the six months of 2013, as compared to $23.8 million for the same period of 2012. The decrease in export sales was mainly due to currency depreciation in some countries, leading to delayed payments. To control this risk, we did not deliver orders before receiving full payments.

COST OF SALES AND GROSS PROFIT

Cost of sales for the six months ended June 30, 2013 were $71,363,751, an increase of $1,068,828 or 1.5% from $70,294,923 for the same period last year. Our gross profit increased by 4.1% from $26,395,490 for the six months ended June 30, 2013 to $27,465,413 for the same period of 2012.

Gross margin increased to 27.8% from 27.3% for the six months ended June 30, 2013, as compared with the same period of 2012. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2013 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the six months ended June 30, 2013 were $59.1 million, an increase of $4.8 million or 8.8% from $54.3 million for the same period of 2012. The gross profit from commercial vehicle brake systems increased by 3.3% from $21.1 million for the six months ended June 30, 2012 to $21.8 for the same period of 2013. Gross margin from commercial vehicle brake systems decreased to 27.0% from 27.9% for the six months ended June 30, 2013 compared with the same period of 2012.

Cost of sales from passenger vehicle brake systems for the six months ended June 30, 2013 were $12.3 million, a decrease of $3.7 million or 23.1% from $16.0 million for the same period of 2012. The gross profit from passenger vehicle brake systems increased by 5.7% from $5.3 for the six months ended June 30, 2012 to $5.6 for the same period of 2013. Gross margin from passenger vehicle brake systems increased to 31.3% from 25.0% for the six months ended June 30, 2013, as compared with the same period in 2012.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $7,739,334 for the six months ended June 30, 2013, as compared to $6,694,400 for the same period of 2012, an increase of $1,044,934 or 15.6%.

The increase was mainly due to increased wages expense and package expenses. As a percentage of sales revenue, selling expenses increased to 7.8% for the six months ended June 30, 2013, as compared to 6.9% for the same period in 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9,383,277 for the six months ended June 30, 2013, as compared to $7,350,766 for the same period of 2012, an increase of $2,032,511 or 27.7%.

The increase was mainly due to increases in labor expenses and bad debts provision. As a percentage of sales revenue, general and administrative expenses increased to 9.5% for the six months ended June 30, 2013, as compared to 7.6% for the same period in 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2013, research and development expenses were $3,007,611, as compared to $3,563,976 for the same period of 2012, a decrease of $556,365.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $3,967,891 for the six months ended June 30, 2013, compared with that of $3,787,576 for the same period of 2012, an increase of $180,315. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expenses and exchange losses. The financial expense for the six months ended June 30, 2013, increased by $310,719 to $1,438,338 from $1,127,619 for the same period of 2012, which was mainly due to increased exchange losses.

OTHER INCOME

Other income was $865,114 for the six months ended June 30, 2013, as compared to $764,820 for the six months ended June 30, 2012, an increase of $100,294. The increase was mainly due to an increase in sales of raw material scrap for the six months ended June 30, 2013.

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

Income tax expense was $708,188, or an 10.7% effective tax rate, for the three months ended June 30, 2013, as compared to $2,298,418, or a 28.1% effective tax rate, for the three months ended June 30, 2012. The main reason was because the tax rate for the six months of 2012 was 25%, and it was 15% for the six months of 2013 due to renewal of the "High-Tech Enterprise" not received until 2012 December.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH. Each of the non-controlling interest is held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $652,438 and $541,923 for the six months ended June 30, 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the six months ended June 30, 2013, decreased by $61,845, to $5,268,171 from $5,330,016 for the six months ended June 30, 2012 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the six months ended June 30, 2013 and 2012, were $0.27 and $0.28 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided by operating activities was $999,383 for six months ended June 30, 2013 a decrease of $9,211,977, as compared with $10,211,360 of net cash provided in operating activities in the same period in 2012. Such decrease was primarily due to increased cash inflow resulting from changes in accounts receivable which was offset by changes in inventories and bank acceptance notes to vendors. Most accounts receivable of our OEM customers were converted into bank acceptance notes from customers during the six months ended June 30, 2013.

At June 30, 2013, the Company had cash and cash equivalents of $38,009,126, as compared to cash and cash equivalents of $41,253,353 at December 31, 2012. The Company had working capital of $143,416,680 at June 30, 2013, as compared to working capital of $123,953,956 at December 31, 2012, reflecting current ratios of 4.24:1 and 3.26:1, respectively.

INVESTING - During the six months ended June 30, 2013, the Company expended net cash of $2,219,689 in investing activities mainly for acquisition of new equipment to support the growth of the business. For the six months ended June 30, 2012, the Company utilized $443,269 in investing activities.

FINANCING - During the six month period ended June 30, 2013, the amount the Company repaid for bank loans and capital lease obligation was $64,285,255. Cash provided by financing activities was $61,535,266 for the six months ended June 30, 2013. Net cash used in financing activities was $2,749,989. During the six months period ended June 30, 2012, the amount the Company repaid for bank loans and capital lease was $19,684,881. The amount the Company received from bank loans was $14,271,080. Net cash used in financing activities was $5,413,801.

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

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date. The equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Oversea contracts are primarily dominated by U.S. dollars. As a result of the RMB’s appreciation in value against U.S. dollars in the three months ended June 30, 2013, the Company’s revenue declined. The Company plan to take measures to manage its exposure to foreign currency exchange rate fluctuations, such as diversifying its customer basis overseas into different currency zones, and stipulating predetermined foreign currency exchange rates for payments to be received under its export sales contracts.

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

OFF-BALANCE SHEET AGREEMENTS

At June 30, 2013 we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : August 14, 2013	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)
By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

