Form 10-Q
period 2013-09-30
SORL Auto Parts Inc
filed 2013-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 14, 2013 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

INDEX

		Page

PART I.	FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2013	3

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25

Item 6.	Exhibits	25

SIGNATURES		26

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013		December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	32,520,391	US$	41,253,353
Accounts receivable, net of provision, including $453,709 and $0 due from related parties at September 30, 2013 and December 31, 2012, respectively.		54,840,095		62,153,509
Bank acceptance notes from customers		22,646,328		10,098,390
Inventories		70,976,416		56,775,825
Prepayments		6,176,942		5,722,743
Current portion of prepaid capital lease interest		508,745		876,326
Other current assets		3,029,184		1,183,487
Deferred tax assets		1,001,555		687,632
Total Current Assets		191,699,656		178,751,265
Fixed Assets
Property, plant and equipment, net		46,351,853		46,962,599
Leasehold improvements in progress		278,838		335,714

Land Use Rights, Net		14,825,863		14,742,047

Other Non-Current Assets

Intangible assets, net		55,685		66,889
Security deposits on lease agreement		1,858,909		1,879,831
Long term deferred expense-prepaid interest		478,372		822,640
Total Other Non-Current Assets		2,392,966		2,769,360
Total Assets	US$	255,549,176	US$	243,560,985

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $722,787 and $94,954 due to related parties at September 30, 2013 and December 31, 2012, respectively.	US$	8,952,443	US$	14,324,633
Deposit received from customers		14,129,926		6,599,746
Short term bank loans		6,033,111		14,599,753
Accrued expenses		10,888,980		8,501,819
Current portion of capital lease obligations		3,717,818		10,458,352
Other current liabilities, including $82,670 and $33,083 due to related parties at September 30, 2013 and December 31, 2012, respectively.		160,278		313,006
Total Current Liabilities		43,882,556		54,797,309

Non-Current Liabilities
Non-current portion of capital lease obligations		8,365,089		-
Deferred tax liabilities		342,019		291,995
Total Non-Current Liabilities		8,707,108		291,995

Total Liabilities		52,589,664		55,089,304

Stockholders' Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2013 and December 31, 2012		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		10,523,452		9,676,183
Accumulated other comprehensive income		26,364,789		22,020,008
Retained earnings		103,845,929		96,114,407
Total SORL Auto Parts, Inc. Stockholders' Equity		182,971,793		170,048,221
Noncontrolling Interest In Subsidiaries		19,987,719		18,423,460
Total Equity		202,959,512		188,471,681
Total Liabilities and Stockholders' Equity	US$	255,549,176	US$	243,560,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Sales	US$	54,488,640	US$	46,708,959	US$	153,317,804	US$	143,399,372
Include: sales to related parties		825,101		1,092,343		2,067,673		5,046,533
Cost of sales		39,969,212		33,485,059		111,332,963		103,779,982

Gross profit		14,519,428		13,223,900		41,984,841		39,619,390

Expenses:
Selling and distribution expenses		4,383,239		3,765,768		12,122,573		10,460,168
General and administrative expenses		3,696,715		2,630,786		13,079,992		9,981,552
Research and development expenses		2,384,902		2,352,958		5,392,513		5,916,934

Total operating expenses		10,464,856		8,749,512		30,595,078		26,358,654

Income from operations		4,054,572		4,474,388		11,389,763		13,260,736

Other income		858,653		1,207,961		1,723,767		1,972,781
Financial expenses		(770,418)		(541,326)		(2,208,756)		(1,668,945)
Non-operating expenses		(77,073)		(112,927)		(210,243)		(366,119)

Net income before provision for income taxes		4,065,734		5,028,096		10,694,531		13,198,453

Provision for income taxes		332,027		1,180,601		1,040,215		3,479,019

Net income	US$	3,733,707	US$	3,847,495	US$	9,654,316	US$	9,719,434

Less: Net income attributable to noncontrolling interest in subsidiaries		423,087		486,581		1,075,525		1,028,504

Net income attributable to common stockholders	US$	3,310,620	US$	3,360,914	US$	8,578,791	US$	8,690,930

Comprehensive income
Net income	US$	3,733,707	US$	3,847,495	US$	9,654,316	US$	9,719,434

Foreign currency translation adjustments		1,023,444		(460,819)		4,833,515		(1,068,653)

Comprehensive income		4,757,151		3,386,676		14,487,831		8,650,781

Comprehensive income attributable to noncontrolling interest in subsidiaries		532,333		440,610		1,564,259		926,282

Comprehensive income attributable to common shareholders	US$	4,224,818	US$	2,946,066	US$	12,923,572	US$	7,724,499

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.17	US$	0.17	US$	0.44	US$	0.45

EPS - diluted	US$	0.17	US$	0.17	US$	0.44	US$	0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For The Nine Months Ended on September 30, 2013

			Additional		Retained	Accumu. Other
	Number	Common	Paid-In		Earnings	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	(Deficit)	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2013	19,304,921	$38,609	$42,199,014	$9,676,183	$96,114,407	$22,020,008	$170,048,221	$18,423,460	$188,471,681

Net income	-	-	-	-	8,578,791	-	8,578,791	1,075,525	9,654,316

Foreign currency translation adjustment	-	-	-	-	-	4,344,781	4,344,781	488,734	4,833,515

Transfer to reserve	-	-	-	847,269	(847,269)	-	-	-	-

Ending Balance -September 30, 2013	19,304,921	$38,609	$42,199,014	$10,523,452	$103,845,929	$26,364,789	$182,971,793	$19,987,719	$202,959,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013		2012

Cash Flows From Operating Activities
Net income	US$	9,654,316	US$	9,719,434
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense		1,371,727		(143,830)
Depreciation and amortization		5,960,145		5,602,370
Deferred income taxes		(252,018)		(96,446)
Loss on disposal of fixed assets		5,196		10,359
Changes In Assets and Liabilities:
Accounts receivable		8,037,713		3,102,469
Bank acceptance notes from customers		(12,252,121)		5,587,439
Other currents assets		(1,756,558)		2,491,925
Inventories		(12,687,012)		172,988
Prepayments		(319,823)		(4,112,124)
Accounts payable and bank acceptance notes to vendors		(6,259,596)		(6,544,574)
Income tax payable		-		866,586
Deposits received from customers		7,317,768		487,330
Other current liabilities and accrued expenses		2,248,257		373,621
Net Cash Flows Provided By Operating Activities		1,067,994		17,517,547

Cash Flows From Investing Activities
Acquisition of property and equipment		(3,356,852)		(941,286)
Proceeds of disposal of fixed assets		14,602		6,886
Leasehold improvements in progress		-		(31,069)

Net Cash Flows Used In Investing Activities		(3,342,250)		(965,469)

Cash Flows From Financing Activities
Proceeds from bank loans		60,307,996		23,152,945
Repayment of bank loans		(69,079,151)		(27,263,968)
Proceeds from capital lease		12,783,841		-
Repayment of capital lease		(11,400,163)		(1,708,171)

Net Cash Flows Used In Financing Activities		(7,387,477)		(5,819,194)

Effects on changes in foreign exchange rate		928,771		44,756

Net change in cash and cash equivalents		(8,732,962)		10,777,640

Cash and cash equivalents- beginning of the year		41,253,353		17,116,692

Cash and cash equivalents - end of the period	US$	32,520,391	US$	27,894,332

Supplemental Cash Flow Disclosures:
Interest paid	US$	1,247,619	US$	1,929,388
Tax paid	US$	1,772,230	US$	4,765,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company, SORL invested $9.349 million in its operating subsidiary, the Joint Venture. To maintain its 10% interest in the Joint Venture, the Ruili Group increased its capital investment by USD$1.039 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary.

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

b. USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically during the period when new information becomes available to the management. Actual results could differ from those estimates.

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

d. REVENUE RECOGNITION

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exsits, delivery has occurred, the sales price is fixed and determinable, and collection is probable. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

e. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in Renminbi (“RMB”), the currency of the PRC. The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in converting financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are converted at the current rate. The shareholders’ equity accounts are converted at appropriate historical rate. Revenue and expenses are converted at the weighted average rates in effect on the transaction dates.

Conversion adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are include in the results of operations as incurred.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continued to purchase packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd. is the minority shareholder of Joint Venture and is controlled by the Zhang family, who is also the controlling party of the Company. The Company sold certain automotive products to Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd., which is controlled by the Ruili Group Co., Ltd. MGR holds a 30% interest in SIH. The stockholders of MGR were the management of SIH.

The following related party transactions are reported for the three months and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

PURCHASES FROM:
Ruian Kormee Vehicle brake Co., Ltd.	$692,079	$—	$1,508,268	$—
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	—	—	551,457	—
Ruili Group Co., Ltd.	1,302,818	1,610,289	3,349,422	4,193,135
Total Purchases	$1,994,897	$1,610,289	$5,409,147	$4,193,135

SALES TO:
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$307,816	$650,405	$597,387	$3,145,984
Ruian Kormee Vehicle brake Co., Ltd.	22,135	—	22,135	—
Ruili Group Co., Ltd.	495,150	441,938	1,448,151	1,900,549
Total Sales	$825,101	$1,092,343	$2,067,673	$5,046,533

	September 30,	December 31,
	2013	2012
ACCOUNTS RECEIVABLES
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$453,709	$—
Total	$453,709	$—

ACCOUNTS PAYABLE
Ruian Kormee Vehicle brake Co., Ltd.	$31,916	$—
Ruili Group Co., Ltd.	690,871	94,954
Total	$722,787	$94,954

OTHER PAYABLES
MGR Hong Kong Limited	$82,670	$25,559
Ruili Group Co., Ltd.	—	7,524
Total	$82,670	$33,083

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended September 30, 2013. The changes in the allowance for doubtful accounts at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
Beginning balance	$998,492	$892,455
Add: Increase to allowance	1,464,685	106,037
Less: Accounts written off	—	—

Ending balance	$2,463,177	$998,492

	September 30,	December 31,
	2013	2012
Accounts receivable	$57,303,272	$63,152,001
Less: allowance for doubtful accounts	(2,463,177)	(998,492)

Account receivable balance, net	$54,840,095	$62,153,509

NOTE F - INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	$14,597,854	$9,116,931

Work in process	16,786,989	20,552,486

Finished goods	39,591,573	27,106,408

Total Inventories	$70,976,416	$56,775,825

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Machinery	$46,149,596	$52,212,579
Molds	1,419,265	1,384,781
Office equipment	1,988,693	1,637,402
Vehicles	2,072,172	2,025,702
Buildings	9,109,785	8,888,441
Machinery held under capital lease	29,031,949	18,165,511

Sub-Total	89,771,460	84,314,416

Less: Accumulated depreciation	(43,419,607)	(37,351,817)

Property, plant and equipment, net	$46,351,853	$46,962,599

Depreciation expense charged to operations was $5,101,292 and $5,251,641 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Deferred tax assets - current
Provision	$376,548	$156,673
Warranty	681,638	568,161
Deferred tax assets	1,058,186	724,834
Valuation allowance	―	―
Net deferred tax assets - current	1,058,186	724,834

Deferred tax liabilities - current
Revenue (net off cost)	56,631	37,202
Deferred tax liabilities - current

Net deferred tax assets - current	$1,001,555	$687,632

Deferred tax liabilities - non-current
Land use right	$342,019	$291,995
Deferred tax liabilities - non-current	$342,019	$291,995

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in the U.S. as the Company had no United States taxable income for the reporting period. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Secured	$6,033,111	$14,599,753

The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 2.55% to 2.91% per annum. The maturity dates of the loans ranged from November 15, 2013 to January 22, 2014.

As of September 30, 2013, accounts receivable with a total balance of $7,502,170 were pledged as collateral for the bank loan with a balance of $6,001,736. As of December 31, 2012, accounts receivable with an amount of $9,860,742 were pledged as collateral for the bank loan with an amount of $9,846,615. The difference between the accounts receivable pledged and the bank loans obtained was due to the fluctuation of exchange rate as some accounts receivables pledged were denominated in US dollars.

Corporate or personal guarantee:

$4.9 Million	Guaranteed by Ruili Group Co., Ltd., a related party;
$1.1 Million	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both are principal shareholders.

NOTE J –CAPITAL LEASE OBLIGATIONS

	September 30,	December 31,
	2013	2012

Total Capital Lease Obligations	$12,082,907	$10,458,352

Less: Current portion	$(3,717,818)	$(10,458,352)

Non-current portion	$8,365,089	$—

The 2012 capital lease obligation was under an agreement with International Far Eastern Leasing Co., Ltd., for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. International Far Eastern Leasing Co., Ltd. is the subsidiary of China Sinochem Corporation. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The duration of the new agreement is forty eight (48) months. The value of the leased equipment is RMB 91, 428,571, with a security deposit of RMB 11, 428,571. The actual amount received by the Company is RMB 80, 000,000. The Company prepaid all interests of RMB 10, 705,357 after the discount and is obligated for the lease payment of RMB 1, 904,761.90 monthly. The prepaid capital lease interest is amortized over the life of capital lease agreement using the effective interest method.

NOTE K - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

Company increased its investment in the Joint Venture as a result of its financing conditions in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture would enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture had been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate was valid for three years and provided for a reduced tax rate of 15% for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of "High-Tech Enterprise" designation by the government, according to relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
US statutory income tax rate	35.00%	35.00%

Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%

HK statutory income tax rate	16.50%	16.50%

Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%

China statutory income tax rate	25.00%	25.00%

China statutory income exemption	-10.00%	0.00%

Other items	-5.27%	1.36%

Effective tax rate	9.73%	26.36%

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Computed income tax provision at the statutory rate	$2,620,551	$3,263,349
Tax exemption	(1,126,022)	―
Deferred tax provision	(252,018)	(96,446)

Current period permanent differences and other reconciling items	(202,296)	312,116
Total income taxes	$1,040,215	$3,479,019

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at September 30, 2013. There is currently no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company in three years after the year ended. In the nine months ended September 30, 2013, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2013 and 2012, respectively, are summarized as follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Current	$1,292,233	$3,575,465
Deferred	(252,018)	(96,446)

Total	$1,040,215	$3,479,019

As of September 30, 2013 and December 31, 2012, the Company has no unrecognized tax benefits.

NOTE L - NONCONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Joint Venture, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $1,075,525 and $1,028,504 for the nine months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	September 30, 2012

10% non-controlling interest in Ruian	$941,410	$957,402

40% non-controlling interest in SIH	$134,115	$71,102

Total	$1,075,525	$1,028,504

NOTE M - WARRANTY CLAIMS

Warranty claims were $1,589,950 and $1,474,058 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2013 was as follows:

Beginning balance at January 1, 2013	$3,787,738
Aggregate reduction for payments made	(833,435)
Aggregate increase for new warranties issued during current period	1,589,950
Effect on changes in foreign exchange rate	―
Ending balance at September 30, 2013	$4,544,253

NOTE N – SEGMENT INFORMATION

The Company produces brake systems and other related components (“commercial vehicles brake systems, etc.”) for different types of commercial vehicles. On August 31, 2010, the Company through Joint Venture, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (passenger vehicles brake systems, etc.) of Ruili Group Co., Ltd. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems and passenger vehicles brake systems.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting period.

	Nine Months Ended September 30,
	2013		2012

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems		$124,244,854		$111,678,786
Passenger vehicles brake systems		29,072,950		31,720,586

Net sales		$153,317,804		$143,399,372
INTERSEGMENT SALES
Commercial vehicles brake systems	$	―	$	―
Passenger vehicles brake systems		―		―

Intersegment sales	$	―	$	―
GROSS PROFIT
Commercial vehicles brake systems		$33,383,978		$30,813,735
Passenger vehicles brake systems		8,600,863		8,805,655
Gross profit		$41,984,841		$39,619,390
Selling and distribution expenses		12,122,573		10,460,168
General and administrative expenses		13,079,992		9,981,552
Research and development expenses		5,392,513		5,916,934
Income from operations		11,389,763		13,260,736
Financial expenses		(2,208,756)		(1,668,945)
Other income (expense), net		1,513,524		1,606,662
Income before income tax expense		$10,694,531		$13,198,453
CAPITAL EXPENDITURE
Commercial vehicles brake systems		$2,730,650		$742,865
Passenger vehicles brake systems		626,202		198,421

Total		$3,356,852		$941,286
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems		$4,848,970		$4,393,112
Passenger vehicles brake systems		1,111,175		1,209,258

Total		$5,960,145		$5,602,370

	September 30, 2013	December 31, 2012

TOTAL ASSETS
Commercial vehicles brake systems	$203,029,911	$192,842,721
Passenger vehicles brake systems	52,519,265	50,718,264

Total	$255,549,176	$243,560,985

	September 30, 2013	December 31, 2012

LONG LIVED ASSETS

Commercial vehicles brake systems	$50,727,467	$50,662,641

Passenger vehicles brake systems	13,122,053	13,324,439

Total	$63,849,520	$63,987,080

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

Results of Operations

Results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

SALES

	Three Months ended		Three Months ended
	September 30, 2013		September 30, 2012
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$43.3	79.4%	$36.3	77.7%
Passenger vehicle brake systems, etc.	$11.2	20.6%	$10.4	22.3%

Total	$54.5	100.0%	$46.7	100.0%

Net sales were $54,488,640 and $46,708,959 for the three months ended September 30, 2013 and 2012, respectively, an increase of $7.8 million or 16.7%.

The sales from commercial vehicle brake systems increased by $7.0 million or 19.3%, to $43.3 million for the third quarter of 2013, compared to $36.3 million for the same period of 2012. Due to increased sales in the commercial vehicle market in the third quarter of 2013, the sales from the OEM market increased, which increased the sales of commercial vehicle brake systems.

The sales from passenger vehicle brake systems increased by $0.8 million or 7.7%, to $11.2 million for the third quarter of 2013, compared to $10.4 million for the same period of 2012.

A breakdown of net sales revenue for these markets for the third quarter of the 2013 and 2012 fiscal years, respectively, is set forth below:

	Three Months ended September 30, 2013	Percent of Total Sales	Three Months ended September 30, 2012	Percent of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$22.3	40.8%	$18.7	40.1%	18.9%
China Aftermarket	$13.1	24.1%	$12.2	26.1%	7.6%
International market	$19.1	35.1%	$15.8	33.8%	21.1%
Total	$54.5	100.0%	$46.7	100.0%	16.7%

The real estate projects and infrastructure construction increased in the third quarter of 2013, which resulted in the higher demand for commercial vehicles. As a result, our sales to the Chinese OEM market increased by $3.6 million or 18.9%, to $22.3 million for the third quarter of 2013, compared to $18.7 million for the three month period ended September 30, 2012.

Our sales to the Chinese aftermarket increased by $0.9 million or 7.6%, to $13.1 million for the third quarter of 2013, compared to $12.2 million for the same period of 2012. The increased new vehicle sales in China and the expiration of OEM warranties helped drive our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months period ended September 30, 2013. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. The continued urban development and the Chinese government’s support for public transportation increase the demand for buses and expand the bus aftermarket.

Our export sales increased by $3.3 million or 21.1%, to $19.1 million for the third quarter of 2013, as compared to $15.8 million for the same period of 2012.  To control the risk of late payment, we did not deliver orders before receiving all payments in the second quarter of 2013. With the payments received from the customers in the third quarter of 2013, our export sales increased for the three months ended September 30, 2013 compared to the same period in 2012.

COST OF SALES AND GROSS PROFIT

Cost of sales for the three months ended September 30, 2013 were $39,969,212, an increase of $6,484,153 or 19.4% from $33,485,059 for the three month period ended September 30, 2012. Our gross profit increased by 9.8% from $13,223,900 for the period of 2012 to $14,519,428 for the three months period ended September 30, 2013.

Gross margin decreased to 26.6% from 28.3% for the three months period ended September 30, 2013 compared with the same period in 2012. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2013 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margin.

Cost of sales from commercial vehicle brake systems for the three months period ended September 30, 2013 was $31.8 million, an increase of $5.3 million or 19.7% from $26.5 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 18.4% from $9.7 million for three months period ended September 30, 2012 to $11.5 million for the three months period ended September 30, 2013. Gross margin from commercial vehicle brake systems decreased to 26.6% from 26.9% for the three months period ended September 30, 2013 compared to the three months period ended September 30, 2012.

Cost of sales from passenger vehicle brake systems for the three months period ended September 30, 2013 was $8.2 million, an increase of $1.2 million or 18.2% from $7.0 million for the three months period ended September 30, 2012. The gross profit from passenger vehicle brake systems decreased by 14.2% from $3.5 million for the three months period ended September 30, 2012 to $3.0 million for the three months period ended September 30, 2013. Gross margin from passenger vehicle brake systems decreased to 26.6% from 33.4% for the three months ended September 30, 2013, as compared with 2012. The cost increase was mainly due to the increase of labor expenses, the appreciation of the Chinese currency, and higher raw material prices..

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $4,383,239 for the three months period ended September 30, 2013, as compared to $3,765,768 for the same period of 2012, an increase of $617,471 or 16.4%.

The increase was mainly due to increased wages expense and packaging expenses. As a percentage of sales revenue, selling expenses decreased to 8.0% for the three months ended September 30, 2013, as compared to 8.1% for the same period in 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,696,715 for the three months period ended September 30, 2013, as compared to $2,630,786 for the same period of 2012, an increase of $1,065,929 or 40.5%. The increase was mainly due to increases in labor expenses and administrative expenses. As a percentage of sales revenue, general and administrative expenses increased to 6.8% for the three months period ended September 30, 2013, as compared to 5.6% for the same period in 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months period ended September 30, 2013, research and development expense was $2,384,902 as compared to $2,352,958 for the same period of 2012, an increase of $31,944.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $1,992,254 for the three months period ended September 30, 2013, compared with that of $1,814,794 for the same period of 2012, an increase of $177,460. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expense, the financing expense associated with our capital lease transaction and foreign currency exchange loss. The financial expense for the three months period ended September 30, 2013, increased by $229,092 to $770,418 from $541,326 for the same period of 2012, which was mainly due to increased currency exchange loss.

OTHER INCOME

Other income was $858,653 for the three months period ended September 30, 2013, as compared to $1,207,961 for the three months period ended September 30, 2012, a decrease of $349,308. The decrease was mainly due to lower sales of raw material scrap for the three months period ended September 30, 2013.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing conditions in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year of 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In 2012 December, the Joint Venture passed the re-assessment by the government, according to the relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

Income tax expense was $332,027, or an 8.2% effective tax rate, for the three months ended September 30, 2013, as compared to $1,180,601, or a 23.5% effective tax rate, for the three months ended September 30, 2012. The main reason was because the tax rate for the second quarter of 2012 was 25%, and it was 15% for the third quarter of 2013 due to renewal of the "High-Tech Enterprise" designation which was not received until December 2012.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST IN SUBSIDIARIES

Noncontrolling interest in subsidiaries represents a 10% noncontrolling interest in Joint Venture and 40% noncontrolling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to noncontrolling interest in subsidiaries amounted to $423,087 and $486,581 for the third quarter ended September 30, 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the quarter ended September 30, 2013, decreased by $50,294, to $3,310,620 from $3,360,914 for the quarter ended September 30, 2012 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the quarter ended September 30, 2013 and 2012, were $0.17 and $0.17 per share, respectively.

Results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

SALES

	Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012
	(U.S. dollars in millions)
Commercial vehicles brake systems, etc.	$124.2	81.0%	$111.7	77.9%
Passenger vehicles brake systems, etc.	$29.1	19.0%	$31.7	22.1%

Total	$153.3	100.0%	$143.4	100.0%

Net sales were $153,317,804 and $143,399,372 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $9,918,432 million or 6.9%.

The sales from commercial vehicle brake systems increased by $12.5 million or 11.2%, to $124.2 million for the nine months ended September 30, 2013, compared to $111.7 million for the same period of 2012. Due to increased sales in the commercial vehicle market in the nine months ended September 30, 2013, sales in the OEM market increased, which increased the sales of commercial vehicle brake systems.

The sales from passenger vehicle brake systems decreased by $2.6 million or 8.2%, to $29.1 million for the nine months ended September 30, 2013, compared to $31.7 million for the same period of 2012.

A breakdown of net sales revenues for China OEM markets, China Aftermarket and International markets for the nine months ended September 30, 2013 and 2012 fiscal years, respectively, is set forth below:

	Nine months	Percent	Nine months	Percent
	ended	of	ended	of
	September 30, 2013	Total Sales	September 30, 2012	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$75.7	49.3%	$70.1	53.2%	7.9%
China Aftermarket	$35.1	22.9%	$33.7	22.2%	4.2%
International market	$42.5	27.8%	$39.6	24.6%	7.4%
Total	$153.3	100.0%	$143.4	100.0%	6.9%

With the implementation of China IV emission standard beginning on July 1, 2013, the consumption of commercial vehicles equipped with China III engines spurred sales beginning in the second quarter of 2013, which resulted in higher than usual output and sales volume of commercial vehicles. The construction of real estate and infrastructure increased in the third quarter of 2013, which resulted in the higher demand of commercial vehicles. As a result, our sales to the Chinese OEM market increased by $5.5 million or 7.9%, to $75.6 million for the nine months ended September 30, 2013, compared to $70.1 million for the same period of 2012.

Our sales to the Chinese aftermarket increased by $1.4 million or 4.2%, to $35.1 million for the nine months ended September 30, 2013, compared to $33.7 million for the same period of 2012. The increased new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the nine months ended September 30, 2013. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. The continued urban development and the Chinese government’s support for public transportation increase the demand for buses and expand the bus aftermarket.

Our export sales increased by $2.9 million or 7.4%, to $42.5 million for the nine months of 2013, as compared to $39.6 million for the same period of 2012. It was mainly due to the improving conditions in the U.S. market and a broadening customer base, as well as the Company’s continuous strategy to strengthen and extend its distribution networks to focus on increasing recognition of SORL’s products by end users.

COST OF SALES AND GROSS PROFIT

Cost of sales for the nine months ended September 30, 2013 were $111,332,963, an increase of $7,552,981 or 7.3% from $103,779,982 for the same period last year. Our gross profit increased by 6.0% from $39,619,390 for the nine months ended September 30, 2013 to $41,984,841 for the same period of 2012.

Gross margin decreased to 27.4% from 27.6% for the nine months ended September 30, 2013, as compared with the same period of 2012. Gross margin is being affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices. We intend to focus in 2013 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margin.

Cost of sales from commercial vehicle brake systems for the nine months ended September 30, 2013 was $90.9 million, an increase of $10.0 million or 12.4% from $80.9 million for the same period of 2012. The gross profit from commercial vehicle brake systems increased by 8.3% from $30.8 million for the nine months ended September 30, 2012 to $33.4 million for the same period of 2013. Gross margin from commercial vehicle brake systems decreased to 26.9% from 27.6% for the nine months ended September 30, 2013 compared with the same period of 2012.

Cost of sales from passenger vehicle brake systems for the nine months ended September 30, 2013 was $20.5 million, a decrease of $2.4 million or 10.7% from $22.9 million for the same period of 2012. The gross profit from passenger vehicle brake systems decreased by 2.3% from $8.8 million for the nine months ended September 30, 2012 to $8.6 million for the same period of 2013. Gross margin from passenger vehicle brake systems increased to 29.6% from 27.8% for the nine months ended September 30, 2013, as compared with the same period in 2012.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses were $12,122,573 for the nine months ended September 30, 2013, as compared to $10,460,168 for the same period of 2012, an increase of $1,662,405 or 15.9%.

The increase was mainly due to increased wages expense and package expenses. As a percentage of sales revenue, selling expenses increased to 7.9% for the nine months ended September 30, 2013, as compared to 7.3% for the same period in 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $13,079,992 for the nine months ended September 30, 2013, as compared to $9,981,552 for the same period of 2012, an increase of $3,098,440 or 31.0%.

The increase was mainly due to increases in labor expenses and administrative expenses. As a percentage of sales revenue, general and administrative expenses increased to 8.5% for the nine months ended September 30, 2013, as compared to 7.0% for the same period in 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include payroll, employee benefits, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development costs. For the nine months ended September 30, 2013, research and development expenses were $5,392,513, as compared to $5,916,934 for the same period of 2012, a decrease of $524,421.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $5,960,145 for the nine months ended September 30, 2013, compared with that of $5,602,370 for the same period of 2012, an increase of $357,775. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment.

FINANCIAL EXPENSE

Financial expense mainly consists of interest expenses and foreign currency exchange losses. The financial expense for the nine months ended September 30, 2013, increased by $539,811 to $2,208,756 from $1,668,945 for the same period of 2012, which was mainly due to increased exchange losses.

OTHER INCOME

Other income was $1,723,767 for the nine months ended September 30, 2013, as compared to $1,972,781 for the nine months ended September 30, 2012, a decrease of $249,014. The decrease was mainly due to lower sales of raw material scrap for the nine months ended September 30, 2013.

INCOME TAX

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing conditions in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In 2012 December, the Joint Venture passed the re-assessment by the government, according to the relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

Income tax expense was $1,040,215, or an 9.7% effective tax rate, for the nine months ended September 30, 2013, as compared to $3,479,019, or a 26.4% effective tax rate, for the nine months ended September 30, 2012. The main reason was because the tax rate for the nine months of 2012 was 25%, and it was 15% for the nine months of 2013 due to renewal of the "High-Tech Enterprise" designation which was not received until December 2012.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH. Each of the non-controlling interest is held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,075,525 and $1,028,504 for the nine months ended September 30, 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the nine months ended September 30, 2013, decreased by $112,139, to $8,578,791 from $8,690,930 for the nine months ended September 30, 2012 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2013 and 2012, were $0.44 and $0.45 per share, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

OPERATING - Net cash provided by operating activities was $1,067,994 for nine months ended September 30, 2013 a decrease of $16,449,553, as compared with $17,517,547 of net cash provided by operating activities in the same period in 2012. Such decrease was primarily due to increased cash outflow resulting from changes in inventories and bank acceptance notes from customers.

At September 30, 2013, the Company had cash and cash equivalents of $32,520,391, as compared to cash and cash equivalents of $41,253,353 at December 31, 2012. The Company had working capital of $147,817,100 at September 30, 2013, as compared to working capital of $123,953,956 at December 31, 2012, reflecting current ratios of 4.37:1 and 3.26:1, respectively.

INVESTING - During the nine months ended September 30, 2013, the Company expended net cash of $3,342,250 in investing activities mainly for acquisition of new equipment to support the growth of the business. For the nine months ended September 30, 2012, the Company utilized $965,469 in investing activities.

FINANCING - During the nine months period ended September 30, 2013, the amount the Company repaid for its bank loans and capital lease obligation was $80,479,314. Cash provided by financing activities was $73,091,837 for the nine months ended September 30, 2013. Net cash used in financing activities was $7,387,477. During the nine months period ended September 30, 2012, the amount the Company repaid for bank loans and capital lease was $28,972,139. The amount the Company received from its bank loans was $23,152,945. Net cash used in financing activities was $5,819,194.

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

Assets and liabilities of our operating subsidiaries are converted into U.S. dollars at the exchange rate at the balance sheet date. The equity accounts are converted at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. Overseas contracts are primarily dominated in U.S. dollars. As a result of the RMB’s appreciation in value against U.S. dollars in the three months ended September 30, 2013, the Company’s revenue declined. The Company plans to take measures to manage its exposure to foreign currency exchange rate fluctuations, such as diversifying its customer basis overseas into different currency zones, and stipulating predetermined foreign currency exchange rates for payments to be received under its export sales contracts.

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

OFF-BALANCE SHEET AGREEMENTS

At September 30, 2013 we do not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased land use rights from the Ruili Group for approximately $13.9 million on September 28, 2007. The company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate has not been issued to the Company. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 14, 2013	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)
By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

