Form 10-K
period 2013-12-31
SORL Auto Parts Inc
filed 2014-03-31
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

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

Yes ☐ No☒

State registrant’s revenues for its most recent fiscal year December 31, 2013: $208,571,812.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2013, the value was approximately $20,896,712.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, scheduled for June 20, 2014, are incorporated by reference into Part III of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-Foreign joint venture (the “Joint Venture” or “Ruian”), SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) develops, manufactures and distributes automotive brake systems and other key safety related auto parts to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and aboard. The Company’s products are used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-Foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement (the “JV Agreement”) between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in China in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture, which totaled $7.1 million.

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

On November 30, 2006, the Company completed a follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commissions and approximately $0.7 million of related offering expenses were approximately $28.2 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of offering, exercised its over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of underwriter’s discount of approximately $0.3 million, the Company received approximately $4.3 million. The aggregate net proceeds to the Company of this offering were approximately $32.5 million, which included the approximate $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters.

On December 8 and 26, 2006, pursuant to the terms of the Joint Venture Agreement (revised), through Fairford, the Company invested $32.67 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $3.63 million. Accordingly, the Company continued to hold a 90% controlling interest in the operating subsidiary. Pursuant to the JV Agreement and the Joint Venture Agreement (revised), the total paid-in capital of the Joint Venture increased from $7.1 million to $43.4 million.

On November 11, 2009, the Company entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialty firm and a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. ("SIH"). SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested approximately $9.4 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary. The total paid-in capital of the Joint Venture increased from $43.4 million to $53.8 million.

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

STRATEGIC PLAN

With the increased construction of real estate and infrastructure and the delayed implementation of the Chinese IV Emission Standard, the China commercial vehicles market resumed accelerated growth in 2013, after two years of continuous lower growth in 2011 and 2012. The Company’s management believes the commercial vehicle market will continue to grow in 2014. In 2014, our plan includes these elements:

●	Enhance sales to OEM customers. We intend to enhance sales to OEM customers by improving customer service and increasing sales of integrated systems and modular supplies.

●	Focus on bus market. We aim to enhance our relationships with major bus clients in order to achieve higher sales, to occupy more market share. We have established a team devoted to the development of bus products, so that we can better respond to the needs of our bus customers and to help achieve higher margins.

●	Expand sales into the railway transportation market to further extend the product line. We expect to develop and supply high value-added products to our railway market customers.

●	Develop new products. We plan to enhance the development of several new products including automotive electronics and energy-saving products. We are working to upgrade traditional air brake drive products to electronically controlled products to achieve a higher profit margin. We are working to develop energy-saving products which will cause less harm to the environment, both in the manufacturing process and in use.

●	Improve manufacturing technology and further computerize our manufacturing. We expect to continue to improve our manufacturing process to enhance product quality. We anticipate that improvement of manufacturing technology will further automate our manufacturing process, thereby reducing human error, increasing manufacturing efficiency, lowering production costs and further ensuring consistent quality of our products.

●	Expand through strategic alliance and acquisitions. We are exploring opportunities to expand our international sales network through new joint ventures with or acquisitions of other automotive parts manufacturers outside of China, as well as auto parts distributors or repair factories with established sales networks outside of China. We will seek acquisition targets that can easily be integrated into our product manufacturing and corporate management, or strong joint-venture partners that would become major customers.

THE COMPANY’S PRODUCTS

Through the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related auto parts in China and internationally. Our products are principally used in different types of commercial vehicles, such as trucks and buses, and include an extensive range of products covering 65 categories and over 2000 specifications in automotive brake systems. Automotive brake systems and other key safety related auto parts are critical components to ensure driving safety.

We seek to introduce new products, such as the braking system products for passenger vehicles and railway vehicles. When working with a customer, our goal is to understand the need of each customer and apply our extensive experience and innovative technology to deliver products that meet such need. We support our products with a full-range of styling, design, testing and manufacturing capabilities, including just-in -time and in-sequence delivery.

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

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test (an ISO technical specification aiming to develop a quality management system that provides for continual improvement, emphasizing defect prevention and the reduction of variation and waste in the supply chain) conducted by the TUV CERT Certification Body of TUV Industries Service GmbH in 2004, and its annual review in 2013. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed in 2012 included ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufactures, China is currently the largest automotive market in the world. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

Based on statistics published by the China Association of Automobile Manufactures, in 2013 China’s automobile output and sales volume both reached record high levels of 22.11 million and 21.98 million units, which was increased by 14.8% and 13.9%, compared with 2012 figures. The output and sales volume of commercial vehicles increased 7.6% and 6.4% to 4.03 million units and 4.06 million units, respectively.

The increase of the overall sales of commercial vehicles in China in 2013 could be attributed to the acceleration of the growth in capital investment and the further delay of the Chinese IV Emission Standard, which led to the acceleration of volume of goods transported, as well as the pre-production of commercial vehicles.

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

MARKET AND CUSTOMERS

We strengthened our sales and marketing efforts in 2013. The sales person headcount for domestic (PRC) sales and international sales was 53 and 52, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The Company renewed the license from Ruili Group in 2012. The license currently expires in 2022 and we have an agreement with the Ruili Group that the term of the license will be extended if the trademark registration for the trade name is extended.

Management believes that we are the leading commercial vehicle air brake systems manufacturer in China. In general, the market can be divided into three segments: OEMs in China, Chinese Aftermarket, and International Market. The above identified markets account for approximately 50.4%, 22.4% and 27.2%, respectively, of the Company’s annual sales for 2013.

OEM Market - We have established long-term business relationships with most of the major vehicle manufacturers in China. We sell our products to approximately 70 major vehicle manufacturers, including all of the key truck manufacturers in China. In addition to heavy-duty trucks, our products are also widely used in brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated our brake systems.

The table below presents comparative information for 2013 and 2012 on the Company’s top five OEM customers.

Ranking	Customer	% of 2013 Sales	Customer	% of 2012 Sales

1	Dongfeng Axle Co., Ltd.	6.3%	Dongfeng Axle Co., Ltd.	5.5%
2	FAW Jiefang Automotive Co., Ltd.	4.8%	FAW Qingdao Automobile Works	5.3%
3	FAW Jiefang Qingdao Automotive Co., Ltd.	4.0%	FAW Jiefang Automotive Co., Ltd.	3.8%
4	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	3.7%	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	3.3%
5	Shaanxi Heavy Duty Truck Co., Ltd.	2.3%	Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.,	2.6%

We continue to expand our business with Beiqi Foton Motor Co.,Ltd., Dongfeng Motor Co.,Ltd, and FAW Group, which were among the commercial vehicle manufacturers with the highest sales. The Company became a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements). The Company achieved a new business breakthrough with several top tiered vehicle manufacturers such as Sinotruck and Shaanxi Automobile Group Co., Ltd, as we expanded our businesses with them from supplying only automotive electric components to delivering entire air-brake systems. Furthermore, Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be our major customers.

Aftermarket - The Company’s Chinese sales network consists of 26 authorized distributors covering the following seven regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 26 authorized distributors sell only “SORL” products and in turn channel the products through over 2,000 sub-distributors.

International Market – With the recovery of the global economy and customers' confidence in the growth of the economy in 2013, our export sales increased compared to 2012. We consider increasing our export sales as an important way to increase our brand awareness and expand our market share. We address expansion in the export market through the following measures:

●	Focus on both overseas aftermarket and OEM customers at the same time. The Company is selling its products into more than 104 countries and regions.

●	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

●	The Company established a joint venture in Hong Kong in 2009 to focus on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has international sales centers in UAE, USA, Europe. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2013, export sales accounted for 27.2% of total revenue. Products are exported to more than 104 countries and regions in the world. Total export sales in 2013 increased by 7.3% compared with 2012.

Ranking	Country	Customer Name	% of 2013 Sales	Country	Customer Name	% of 2012 Sales

1	USA	SAP	2.6%	USA	SAP	3.0%
2	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	1.9%	United Arab Emirates	GOLDEN DRAGAN AUTO SPARE PARTS	2.6%
3	Brazil	SCHULZ	1.5%	USA	RUILI HYDRAULIC SYSTEMS	1.8%
4	USA	RUILI HYDRAULIC SYSTEMS	1.2%	South Africa	MICO	0.8%
5	USA	CARDONE	0.9%	Brazil	LNG	0.8%
6	South Africa	TPE	0.8%	South Africa	POLMO	0.7%
7	Brazil	LNG	0.8%	Spain	AIR-FREN	0.6%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide parts to other suppliers for use in the latter’s product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. Currently, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these parts through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production capacity, advanced technology and the ability to produce system modules, can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies that have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer in China, we have established long-term business relationships with many major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the key for a successful commercial vehicle air brake supplier are product quality, price competitiveness, development capability, new product development capacity, and timeliness of delivery. We have strived to improve our competitiveness by recruiting highly qualified managers and employees, improving our product design capability and facilities, and providing better customer service.

Domestic Competition - Our major competitors in China are: VIE and CAFF, each as described below.

•	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion supplied to the aftermarket and export.

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd., or CAFF: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

•	Brand Name: As China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is widely known nationwide.

•	Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We are in the final stage of completing our new state-of-the-art testing center equipment in 2013, which improved system test capability.

•	Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, the Middle East and Europe we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software applications systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.

China Sales Networks: We have 26 authorized distributors covering seven regions in China. We help train their sales people and improve their service quality. These authorized distributors in turn channel “SORL” products through over 2,000 sub-distributors throughout China.

International Competition - In the international market, our largest competitors are Wabco Holdings Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

•	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. The Company’s technology and manufacturing improvements; have strengthened our products’ performance-cost advantage is increasing.

•	Quick Adaptation to Local Market: Through our international sales channels in the US, the Middle East and Europe, we have been able to timely respond to local market needs.

•	Diversified Auto Products: In addition to braking system products for commercial vehicles, we also produced key safety products for passenger vehicles and braking system products for railway vehicles. This integrated product offering helps reduce customers’ transaction costs and gives the customers the incentive to procure such products from us.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2013, we had 197 technical staff members, 75 of whom hold Engineer or Senior Engineer qualifications. Our technical staff included 18 information technology, 120 for new product development and design techniques, 13 for measurement and testing, and the remaining 46 for quality management.

In addition to our own technical force, we had cooperation arrangements with leading universities in the automotive engineering field, including:

•	In 2010, SORL created two new post-doctoral research programs. The first program is a partnership with the Automobile Institute of Jilin University. This program was established to conduct research on the recovery of electric vehicle braking energy. The second program is a partnership with the Beijing University of Technology. This program was established to conduct researches on die-casting aluminum oxide film onto auto parts.

Tongji University at Shanghai and Harbin Institute of Technology. We have a contract with each of them for co-development of electronically controlled braking systems and automotive master cable technology.

•	Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University: We have a contract with each of them for information technology projects, including the development of application software for product design innovation and production management.

We have priority rights to acquire the intellectual properties that are developed pursuant to the arrangements with these universities. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment upon development of the technology.

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

Patented Technologies

We continued to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 257 patents and 122 applications for Patent Cooperation Treaty protection, which is an international agreement for filing patent applications effective in up to 117 countries.

Trademarks

Our principal trademark is “SORL”, which we license on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2022 and we have an agreement with the Ruili Group that the term of the license will be extended if the trademark registration for the trade name is extended. The Company renewed the license from Ruili Group on a royalty free basis in 2012. The Ruili Group obtained a registration for “SORL” from the World Intellectual Property Organization and registered the trademark in the United States in 2007.

PRODUCTION

We own the largest (by sales volume) commercial vehicle air brake systems manufacturing facility in China. We are seeking to expand our production capacity. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the U.S., South Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors. We are seeking to realize automation to reduce production cost.

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

ENVIRONMENT

In 2006, we were granted ISO14001 certification on environmental management (ISO 14000 is a family of standards related to environmental management that exists to help organizations minimize the negative impact of their operations on the environment and comply with applicable environmental laws, regulations, and rules) and OHSAS18001 certification on health and safety management, which reflects the Company’s commitment to workplace safety, health and environmental protection. We conduct staff training to enhance awareness of environmental issues. We seek in all phases of our operations to employ practices for environment friendly production, reduction or prevention of pollution, and reduction of energy consumption and manufacturing costs. For example, noise intensity is listed as one of the criteria in the selection of new equipment; waste water is stored, purified and recycled in the production process; and compressing machines are used in the disposal of aluminum and steel scraps, saving both storage space and power consumption.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2013, three largest suppliers were Shanghai Bao Steel Trading Co., Ltd., Hangzhou Tongjia Trading Co., Ltd., and Shanghai Yedi Metal Material Co., Ltd. which together accounted for 15.3% of the aggregate of raw materials we purchased. Among these companies, only Shanghai Bao Steel Trading Co., Ltd., which accounted for 5.8%, was the source of more than 5% of total raw material purchases.

When planning a purchase order, we compare prices of comparable goods quoted by different suppliers to receive the lowest price. In order to secure a favorable purchase price and subsequently a predictable cost of sales, we generally make a down payment to suppliers.

Normally, the annual purchase plan for raw materials, such as aluminum ingot and steel sheet, is determined at the beginning of the calendar year according to our OEM customers’ orders and our own forecast for the aftermarket and international sales. Our purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement prevents us from having excessive inventory when the orders from our customers change.

For raw materials other than steel and aluminum, we normally maintain from five to seven days of inventory at our warehouse.

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with its GDP growth rate for 2011, 2012 and 2013 was 9.2%, 7.5% and 7.7%, respectively.

The Chinese Legal System

The practical effect of the legal system in China on our business operations can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the laws regarding foreign invested enterprises provide significant protection against government interference. In addition, these laws to a large extent protect the full enjoyment of the benefits of corporate organizational documents and contracts to foreign invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states of the United States. The accounting laws in China mandate certain accounting practices, which are not consistent with US Generally Accepted Accounting Principles (GAAP). The China accounting laws require that an annual “statutory audit” be performed in accordance with China’s accounting standards and that the books of account of foreign invested enterprise are maintained in accordance with Chinese accounting laws.

Second, while the enforcement of substantive rights may appear less certain or reliable than under the legal system in the United States, foreign invested enterprises and wholly foreign-owned enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolutions. Because the terms of the respective Articles of Association of the Joint Venture (“Articles of Association”) provide that all business disputes pertaining to foreign invested enterprises are to be resolved by the China International Economic and Trade Arbitration Commission applying Chinese substantive law, the Chinese minority partner in the Joint Venture will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of foreign invested enterprises.

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

Since 1979, the Chinese government has embarked reforms of its economic structure. Because many reforms are unprecedented or experimental, they are subject to risks and setbacks. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further adjustment of the reform measures. This refining and adjustment process may negatively affect our operations.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3,170 employees, all of whom are employed full time: 80 for quality control, 197 technical staff, 113 sales and marketing staff, 2,738 production workers and 42 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers and hourly workers agree to three years of employment. Employment contracts with all employees comply with relevant laws and regulations of China.

The Joint Venture is subject to regulations about the Sino-Foreign equity joint venture enterprise labor management. In compliance with those regulations, the Joint Venture’s management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees. The Joint Venture has, as required by law, established special funds for enterprise development, employee welfare and incentives, as well as a general reserve. In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities.

DESCRIPTION OF THE JOINT VENTURE

General

The Joint Venture was established on January 17, 2004, pursuant to the terms of the Joint Venture Agreement with the Ruili Group. Below is a description of the material terms of the Joint Venture.

Management of the Joint Venture

Pursuant to the terms of the Joint Venture Agreement, the board of directors of the Joint Venture consists of three directors. We have the right to designate two members of the board and the Ruili Group has the right to designate one member. We also have the authority to appoint the Chairman of the board. The majority of the board is vested with the authority with respect to operating matters. As a result, we maintain operating control over the Joint Venture. However, at this time, three of our directors of board, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shuping Chi, are the founders of the Ruili Group, and therefore there is limited independence between the two entities. The term of the Joint Venture will expire on March 4, 2019, although we anticipate that we will be able to extend such term. Extension of the agreement will be subject to negotiation with the Ruili Group and approval of the Chinese government.

Distribution of Profits of the Joint Venture

After providing social welfare funds for employees and withholding applicable taxes, the profits, if any, of the Joint Venture are available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture’s board of directors. To date, the Joint Venture has not distributed any profits and does not anticipate of doing so for the near term.

Assignment of Interest of the Joint Venture

Any assignment of an interest in the Joint Venture must be approved by the Chinese government. The Chinese joint venture laws also provide for preemptive rights and the consent of one Joint Venture party for any proposed assignments by any other Joint Venture party to any other unrelated third party.

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

Our operations depend highly on Mr. Xiao Ping Zhang, our Chief Executive Officer, and Ms.Jin Rui Yu, our Chief Operating Officer, and a small number of other executives, and the loss of any such executive could adversely affect our ability to conduct our business.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors. Some of our competitors have design and manufacturing capabilities and technologies to produce products that compete well with our products, particularly in markets outside of China. We are currently conducting research and development on a number of new products, requiring a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses. All of these factors create pressures on our working capital and ability to fund our current and future manufacturing activities and the expansion of our business.

We receive a significant portion of our revenues from a small number of customers which may make it difficult to negotiate attractive prices for our products and exposes us to risks of substantial losses if we lose certain of these customers.

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2013, our three largest customers accounted for approximately 15.2% and 14.6% of our revenues in 2013 and 2012, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends on substantial measure on the legal protection of proprietary rights in technology we hold. Currently we own 257 patents and 122 applications for Patent Cooperation Treaty protection, which is an international agreement for filing patent applications effective in up to 117 countries. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

In 2013, approximately 49.6% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

The PRC legal system is a civil law system based on written statutes. Unlike the common-law system, the civil law system is a system in which decided legal cases have little precedential value. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Our PRC joint venture is a Sino-Foreign joint venture and is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to foreign-invested enterprises in particular. China has made significant progress in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the promulgation of new laws, changes of existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects. In addition, as these laws, regulations and legal requirements are relatively recent and because of the limited volume of published cases, the interpretation and enforcement of those laws, regulations and legal requirements involve significant uncertainties. These uncertainties could limit the legal protections available to foreign investors, including our shareholders. For example, it is not clear if a PRC court would enforce in China a foreign court decision made in any case brought by our shareholders against us in shareholders’ derivative actions.

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

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are subject to risks and even set-backs. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further adjustment of the reform measures. This refining and adjustment process may negatively affect our operations.

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

Because our principal operating company is organized under the laws of China, and substantially all of our assets are located in China, our shareholders may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against our management and us.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

The market price for our common stock may be volatile in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results,

•	announcements of new products by us or our competitors,

•	changes in financial estimates by securities analysts,

•	changes in the economic performance or market valuations of other companies involved in the production of automotive parts,

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	potential litigation, or conditions in the automotive market: macroeconomic conditions or other development in the market, especially in China.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, his wife Ms. Shuping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, held approximately 49.7%, 6.2% and 6.2% respectively, of the Company’s common stock as of December 31, 2013. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On April 18, 2006, our common shares became listed in the NASDAQ Capital Market and commenced trading on NASDAQ under the symbol “SORL”. Our shares became listed on the NASDAQ Global Market on November 21, 2006. High and low sales prices per share of our common stock for each quarter ended during 2013 and 2012 are as follows:

Quarter Ended	High	Low

2013
First Quarter	5.37	3.56
Second Quarter	4.85	2.60
Third Quarter	3.90	2.52
Fourth Quarter	4.12	2.55

2012
First Quarter	2.75	1.82
Second Quarter	2.70	1.71
Third Quarter	3.64	2.40
Fourth Quarter	3.55	2.30

Stockholders

At March 26, 2014, we had approximately 522 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

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

OVERVIEW

On May 10, 2004, we acquired all of the issued and outstanding equity interests of Fairford Holdings Limited, a Hong Kong limited liability company (“Fairford”). Until we acquired Fairford, we had only nominal assets and liabilities and limited business operations. Although Fairford became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a “reverse merger” whereby Fairford was considered to be the accounting acquirer. As such, the following results of operations were those of Fairford.

Fairford was organized in Hong Kong as a limited liability company on November 3, 2003. Fairford owns 90% of the equity interest of Ruili Group Ruian Auto Parts Co., Ltd., a Sino-Foreign joint venture (the “Joint Venture” or “Ruian”) established pursuant to the laws of China. The Joint Venture is a joint venture between our wholly-owned subsidiary Fairford, and the Ruili Group.

The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts. Its headquarter is located in Ruian City of Wenzhou Area, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies. Its major product lines include valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders. Some of those products were developed and are manufactured through affiliated companies of Ruili Group. Due to its leading position in the industry, the Chairman of the Ruili Group, Mr. Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China. Mr. Zhang is also the Chairman and Chief Executive Officer of the Company. The Joint Venture was established in the PRC as a Sino-Foreign joint venture company with limited liability by the Ruili Group and Fairford. Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital in the aggregate amount of approximately $53.8 million.

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

The consideration was based on a valuation by an independent PRC valuation firm. Fairford then contributed these assets and liabilities as capital contribution for its 90% interest in the Joint Venture. The Ruili Group also transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the relevant assets and liabilities of the Transferred Business.

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

In December 2006, pursuant to the terms of the Joint Venture Agreement (revised), through Fairford, SORL invested a further approximately $32.67 million in its operating subsidiary- the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $3.63 million. SORL Auto Parts, Inc. continues to hold a 90% controlling interest in the operating subsidiary. Pursuant to the JV Agreement and the Joint Venture Agreement (revised), the total paid-in capital of the Joint Venture increased from $7.1 million to $43.4 million.

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

On November 11, 2009, we entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm, and with a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. (the "SIH"). SORL holds a 60% interest in the joint venture. SIH was primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH seeks to open up and establish channels of distribution in international markets.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested approximately $9.4 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary. The total paid-in capital of the Joint Venture increased from $43.4 million to $53.8 million.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was therefore eligible for additional preferential tax treatment. For the years ended December 31, 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year ended December 31, 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years ended December 31, 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate from the year ended December 31, 2009 through the year ended December 31, 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of "High-Tech Enterprise" designation by the government, according to relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate from the year ended December 31, 2012 through the year ended December 31, 2014.

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

RESULTS OF OPERATIONS

REVENUE

Year ended December 31, 2013 as compared to year ended December 31, 2012:

	Years Ended December 31,
Sales	2013	Percent of Total sales	2012	Percent of Total sales
	(U.S. dollars in million)
Commercial vehicle brake systems, etc.	$169.3	81.2%	$152.2	79.2%
Passenger vehicle brake systems, etc.	$39.3	18.8%	$40.0	20.8%

Total	$208.6	100.0%	$192.2	100.0%

Total sales were $208,571,812 and $192,217,399 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $16.4 million or 8.5% year over year. The increase was mainly due to the increased sales to China OEM and international market.

The sales from commercial vehicle brake systems increased by $17.1 million or 11.2%, to $169.3 million for the year ended December 31, 2013, compared to $152.2 million for the same period of 2012.

The sales from passenger vehicle brake systems decreased by $0.7 million or 1.8%, to $39.3 million for the year ended December 31, 2013, compared to $40.0 million for the same period of 2012.

A breakdown of sales revenue for our three principal markets, Chinese domestic OEM market, Chinese domestic aftermarket and international markets, in 2013 and 2012 is as follows:

	Years Ended December 31,
	2013	Percent of Total sales	2012	Percent of Total sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$105.0	50.4%	$93.9	48.9%	11.9%
China Aftermarket	$46.7	22.4%	$45.3	23.6%	3.0%
International market	$56.9	27.2%	$53.0	27.5%	7.3%

Total	$208.6	100.0%	$192.2	100.0%	8.5%

Based on statistics published by the China Association of Automobile Manufactures, in 2013 China’s automobile output and sales volume both reached record high levels of 22.11 million and 21.98 million units, which was increased by 14.8% and 13.9%, compared with 2012 figures. The output and sales of commercial vehicles increased by 7.6% and 6.4% to 4.03 million units and 4.06 million units, respectively. With the delayed implementation of the Chinese IV Emission Standard, the consumption of commercial vehicles equipped with China III engines spurred sales beginning in the second quarter of 2013, which resulted in higher than usual output and sales volume of commercial vehicles. The construction of real estate and infrastructure increased in the third quarter of 2013, which resulted in the higher demand of commercial vehicles. Our OEM sales for the year of 2013 increased by $11.1 million or 11.9%, from 2012, to $105.0 million.

Our sales to the Chinese aftermarket increased by $1.4 million or 3.0%, to $46.7 million for the year of 2013, compared to $45.3 million for the year of 2012. The increased new vehicle sales in China and the expiration of OEM warranties helped drive the increase in our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the year ended December 31, 2013. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. The continued urban development and the Chinese government’s support for public transportation increase the demand for buses and expand the bus aftermarket.

Our export sales increased by $3.9 million or 7.3%, to $56.9 million for the year of 2013, as compared to $53.0 million for the same period of 2012. It was mainly due to the improving conditions in the U.S. market and a broadening customer base, as well as the Company’s continuous strategy to strengthen and extend its distribution networks to focus on increasing recognition of SORL’s products by end users.

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

COST OF SALES AND GROSS PROFIT

Cost of sales for the year ended December 31, 2013 increased to approximately $149.9 million from $135.9 million for the year ended December 31, 2012, a $14.0 million or approximately 10.3% increase.

Gross profit for the year ended December 31, 2013, increased by approximately $2.4 million or 4.2% to $58.6 million from $56.3 million for the year ended December 31, 2012, as a result of the increased sales.

Gross margin decreased by approximately 1.2%, from 29.3% in 2012 to 28.1% in 2013. Gross margin was affected by rising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2013 were $121.7 million, an increase of $14.1 million or 13.1%, from $107.6 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 6.7% to $47.6 million for the year ended December 31, 2013 from $44.6 million for the year of 2012. Gross margin from commercial vehicle brake systems decreased to 28.1% for the year ended December 31, 2013 from 29.3% in 2012. The decrease was primarily due to raising labor expenses, the appreciation of the Chinese currency, and higher raw material prices.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2013 were $28.26 million, a decrease of $0.08 million or 0.3% from $28.34 million for the same period in 2012. The gross profit from passenger vehicle brake systems decreased by 5.4% to $11.0 million for the year of 2013 from $11.7 million for the year of 2012. Gross margin from passenger vehicle brake systems decreased to 28.1% for the year ended December 31, 2013 from 29.2% in 2012.

SELLING EXPENSES

Selling expenses were $20,906,914 for the year ended December 31, 2013, as compared to $19,060,116 for the year ended December 31, 2012, an increase of $1.8 million or 9.7%. The increase was mainly due to the increased wages expense and packing expenses. As a percentage of sales revenue, selling expenses increased to 10.0% for the year ended December 31, 2013, as compared to 9.9% for the same period in 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $17,379,521 for the year ended December 31, 2013, as compared to $13,512,003 for the year ended December 31, 2012, an increase of $3.9 million or 28.6%. The increase was mainly due to increases in labor expenses and bad debts provision. As a percentage of sales revenue, general and administrative expenses increased to 8.3% for the year ended December 31, 2013, as compared to 7.0% for the same period in 2012.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $7,550,010 for the year ended December 31, 2013, as compared with $7,849,101 for the year ended December 31, 2012, a decrease of $0.3 million or 3.8%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and in developing electronically controlled products.

OTHER OPERATING INCOME

For the year ended December 31, 2013, other operating income was $2,074,520 compared with $1,485,116 for the year ended December 31, 2012, an increase of $0.59 million. The increase was due to an increase in sales of raw material scrap for the year ended December 31, 2013.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased to $7,188,064 for the year ended December 31, 2013, compared with depreciation and amortization expense of $7,405,347 for the year ended December 31, 2012.

The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated during 2013.

FINANCIAL EXPENSES

Financial expenses mainly consist of interest expense and exchange loss. The financial expenses for the year ended December 31, 2013 increased by $0.2 million to $2,569,775 from $2,360,966 for the same period of 2012, mainly due to increased currency exchange loss.

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

Income tax expense of $2,048,056 and $2,005,125 was recorded for the year of 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,164,068 and $1,458,672 for the years ended December 31, 2013 and 2012, respectively.

NET INCOME ATTRIBUTABLE TO STOCKHOLDERS

The net income attributable to stockholders for the year ended December 31, 2013 decreased by $3.4 million, to $9,362,965 from $12,804,938 for the year ended December 31, 2012 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2013 and 2012, were $0.49 and $0.66 per share, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Net cash provided from operating activities was $1,353,983 for the year ended December 31, 2013, as compared to $31,616,917 of net cash provided by operating activities for the year ended December 31, 2012, a decrease of $30.3 million, primarily due to the decreased cash inflow as a result of changes in bank acceptance notes from customers and inventories.

As of December 31, 2013, the Company had cash and cash equivalents of $28,241,983, a decrease of $13.0 million, as compared to cash and cash equivalents of $41,253,353 at December 31, 2012. The Company had working capital of $144,658,883 at December 31, 2013, an increase of $20.7 million as compared to working capital of $123,953,956 at December 31, 2012, reflecting current ratios of 4.13:1 and 3.26:1, respectively.

INVESTING - For the year ended December 31, 2013, the Company expended net cash of $4,797,162 in investing activities. During the year ended December 31, 2012, the Company expended net cash of $1,624,236 in investing activities.

FINANCING – For the year ended December 31, 2013, the amount the Company repaid for its bank loans and capital lease obligation was $85,039,052. Cash provided by financing activities was $75,507,853 for the year ended December 31, 2013. Net cash used in financing activities was $9,531,199. Net cash used in financing activities was $5,862,944 for the year ended December 31, 2012.

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

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2013 and December 31, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from Ruili Group, a related party. The Company also purchased a building on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable.

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

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SORL Auto Parts, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. We have also audited the parent company financial statements for the year ended December 31, 2013 included in Schedule I. These consolidated financial statements and parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the parent company financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SORL Auto Parts, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012. SORL Auto Parts, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 1, 2013

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and December 31, 2012

	December 31, 2013		December 31, 2012

Assets
Current Assets
Cash and cash equivalents	US$	28,241,983	US$	41,253,353
Accounts receivable, net of provision		57,912,384		62,153,509
Bank acceptance notes from customers		20,186,787		10,098,390
Inventories		76,364,019		56,775,825
Prepayments		3,773,750		5,722,743
Current portion of prepaid capital lease interest		453,053		876,326

Other current assets		2,537,300		1,183,487

Deferred tax assets		1,392,955		687,632
Total Current Assets		190,862,231		178,751,265
Fixed Assets
Machinery		46,475,961		52,212,579
Molds		1,388,218		1,384,781
Office equipments		1,960,476		1,637,402
Vehicles		2,248,280		2,025,702
Buildings		8,910,501		8,888,441
Machinery held under capital lease		28,396,853		18,165,511
Less: accumulated depreciation		(44,175,888)		(37,351,817)
Property, plant and equipment, net		45,204,401		46,962,599
Leasehold improvements in progress		264,612		335,714

Land Use Rights, Net		14,409,170		14,742,047

Other Non-Current Assets

Intangible assets		176,302		175,865
Less: accumulated amortization		(126,031)		(108,976)
Intangible assets, net		50,271		66,889
Security deposits on lease agreement		1,818,244		1,879,831
Non-current portion of prepaid capital lease interest		371,355		822,640
Total Other Non-Current Assets		2,239,870		2,769,360
Total Assets	US$	252,980,284	US$	243,560,985

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $810,310 and $94,954 due to related parties at December 31, 2013 and December 31, 2012, respectively.	US$	13,290,282	US$	14,324,633
Deposit received from customers		13,931,658		6,599,746
Short term bank loans		4,526,863		14,599,753
Income tax payable		494,658		-
Accrued expenses		10,066,969		8,501,819
Current portion of capital lease obligations		3,636,488		10,458,352
Other current liabilities, including $94,246 and $33,083 due to related parties at December 31, 2013 and December 31, 2012, respectively.		256,430		313,006
Total Current Liabilities		46,203,348		54,797,309

Non-Current Liabilities
Non-current portion of capital lease obligations		7,272,975		-
Deferred tax liabilities		-		291,995
Total Non-Current Liabilities		7,272,975		291,995

Total Liabilities		53,476,323		55,089,304

Stockholders' Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2013 and December 31, 2012		-		-
Common stock - $0.002 par value; 50,000,000 authorized,
19,304,921 and 19,304,921 issued and outstanding as of
December 31, 2013 and December 31, 2012		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		10,609,435		9,676,183
Accumulated other comprehensive income		22,465,720		22,020,008
Retained earnings		104,544,120		96,114,407
Total SORL Auto Parts, Inc. stockholders' equity		179,856,898		170,048,221
Noncontrolling Interest In Subsidiaries		19,647,063		18,423,460
Total Equity		199,503,961		188,471,681
Total Liabilities and Stockholders' Equity	US$	252,980,284	US$	243,560,985

The accompanying notes are an integral part of these audited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For Years Ended December 31, 2013 and 2012

	2013		2012

Sales	US$	208,571,812	US$	192,217,399
Include: sales to related parties		2,524,019		1,856,338
Cost of sales		149,949,176		135,946,166

Gross profit		58,622,636		56,271,233

Expenses:
Selling and distribution expenses		20,906,914		19,060,116
General and administrative expenses		17,379,521		13,512,003
Research and development expenses		7,550,010		7,849,101
Total operating expenses		45,836,445		40,421,220

Other operating income		2,074,520		1,485,116

Income from operations		14,860,711		17,335,129

Other Income		524,370		1,561,956
Financial expenses		(2,569,775)		(2,360,966)
Non-operating expenses		(240,217)		(267,384)

Income before provision for income taxes		12,575,089		16,268,735

Provision for income taxes		2,048,056		2,005,125

Net income	US$	10,527,033	US$	14,263,610

Net income attributable to noncontrolling interest in subsidiaries		1,164,068		1,458,672

Net income attributable to common stockholders	US$	9,362,965	US$	12,804,938

Comprehensive income
Net income	US$	10,527,033	US$	14,263,610
Foreign currency translation adjustments		505,247		126,661
Comprehensive income		11,032,280		14,390,271
Comprehensive income attributable to noncontrolling interest in subsidiaries		1,223,603		1,476,282

Comprehensive income attributable to common shareholders	US$	9,808,677	US$	12,913,989

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.49	US$	0.66

EPS - diluted	US$	0.49	US$	0.66

The accompanying notes are an integral part of these audited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For Years Ended December 31,2013 and 2012

	2013		2012

Cash Flows From Operating Activities
Net income	US$	10,527,033	US$	14,263,610
Adjustments to reconcile net income to net cash
from operating activities:
Allowance for doubtful accounts		2,808,960		106,067
Depreciation and amortization		7,188,064		7,405,347
Loss on disposal of fixed assets		5,089		13,616
Deferred income tax		(995,102)		(26,494)
Write-down of inventories		28,709		—
Changes In Assets and Liabilities:
Accounts receivable		(3,916,133)		2,793,879
Bank acceptance notes from customers		(10,050,861)		7,881,310
Other currents assets		(2,779,274)		3,238,663
Inventories		(19,454,080)		(400,056)
Prepayments		2,207,828		(1,539,879)
Prepaid capital lease interest		630,521		(1,698,966)
Accounts payable and bank acceptance notes to vendors		3,577,338		(1,357,047)
Income tax payable		494,050		(273,776)
Deposits received from customers		7,306,556		1,525,398
Other current liabilities and accrued expenses		3,775,285		(314,755)
Net Cash Flows Provided By Operating Activities		1,353,983		31,616,917

Cash Flows from Investing Activities
Acquisition of property and equipment		(4,877,633)		(2,522,280)
Proceeds of disposal of fixed assets		14,301		931,752
Change in security deposit on lease agreement		66,170		—
Leasehold improvements in progress		—		(33,708)
Net Cash Flows Used In Investing Activities		(4,797,162)		(1,624,236)

Cash Flows From Financing Activities
Repayment of bank loans		(70,935,757)		(39,031,559)
Repayment of capital lease obligations		(14,103,295)		(2,315,670)
Proceeds from capital lease obligations		14,527,922		—
Prepaid interest for sales-leaseback		—		(1,698,993)
Proceeds from bank loans		60,979,931		37,183,278
Net Cash flows Used In Financing Activities		(9,531,199)		(5,862,944)

Effects on changes in foreign exchange rate		(36,992)		6,924

Net change in cash and cash equivalents		(13,011,370)		24,136,661

Cash and cash equivalents- beginning of the year		41,253,353		17,116,692

Cash and cash Equivalents - End of the year	US$	28,241,983	US$	41,253,353

Supplemental Cash Flow Disclosures:
Interest paid	US$	1,399,851	US$	1,737,170
Tax paid	US$	2,418,239	US$	2,435,782

The accompanying notes are an integral part of these audited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For Years Ended December 31, 2013 and 2012

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2013	19,304,921	$38,609	$42,199,014	$9,676,183	$96,114,407	$22,020,008	$170,048,221	$18,423,460	$188,471,681

Net income	-	-	-	-	9,362,965	-	9,362,965	1,164,068	10,527,033

Foreign currency translation adjustment	-	-	-	-	-	445,712	445,712	59,535	505,247

Transfer to reserve	-	-	-	933,252	(933,252)	-	-	-	-

Ending Balance - December 31, 2013	19,304,921	$38,609	$42,199,014	$10,609,435	$104,544,120	$22,465,720	$179,856,898	$19,647,063	$199,503,961

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated. Other Comprehensive Income	Shareholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2012	19,304,921	$38,609	$42,199,014	$8,375,392	$84,610,260	$21,910,957	$157,134,232	$16,947,178	$174,081,410

Net income					12,804,938		12,804,938	1,458,672	14,263,610

Foreign currency translation adjustment						109,051	109,051	17,610	126,661

Transfer to reserve				1,300,791	(1,300,791)		-	-	-

Ending Balance - December 31, 2012	19,304,921	$38,609	$42,199,014	$9,676,183	$96,114,407	$22,020,008	$170,048,221	$18,423,460	$188,471,681

The accompanying notes are an integral part of these audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The Company is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruian and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

On November 11, 2009, the Company entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH. SORL holds a 60% interest in the joint venture, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested approximately $9.4 million in its operating subsidiary, the Joint Venture. To maintain the 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary. The total paid-in capital of the Joint Venture increased from $43.4 million to $53.8 million.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (a related party under common control). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group, and owns more than 50% of the outstanding common stock of SORL, together with his wife and his brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The assets purchase was deemed to be the acquisition of a business.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, accounts payable, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

(iii) Interest rate risk - The interest rate and terms of repayments of short-term bank borrowings are approximately 4.3% for 2013. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

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

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the estimated useful life of 45 years.

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

The Company presents accounts receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to being uncollectible. Accounts receivables generated from credit sales have general credit terms of 90 days for domestic aftermarket customers.

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

Stock-based compensation expense is recognized based on grant-date fair value estimated in accordance with an authoritative pronouncement. The Company recognizes the compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award with a corresponding impact reflected in additional paid-in capital. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

s.	EMPLOYEES’ BENEFITS

Mandatory contributions are made to Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary costs.

t.	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are classified as general and administrative expenses and are expensed as incurred. Research and development expenses were $7,550,010 for the year ended December 31, 2013, as compared with $7,849,101 for the year ended December 31, 2012, respectively.

u.	SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $3,980,078 and $4,361,577 for the years ended December 31, 2013 and 2012, respectively.

v.	ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $270,145 and $294,902 for the years ended December 31, 2013 and 2012, respectively.

w.	WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $2,163,950 and $3,787,738 for the years ended December 31, 2013 and 2012, respectively.

x.	PURCHASE DISCOUNTS

Purchase discounts represent discounts received from vendors for purchasing raw materials and are netted in the cost of goods sold, if applicable.

y.	LEASE COMMITMENTS

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

NOTE 3 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company continues to purchase packaging materials from the Ruili Group Co., Ltd. The Ruili Group Co., Ltd. is the minority shareholder of Joint Venture and is controlled by Mr. Xiao Ping Zhang, his wife Ms. Shuping Chi, and his brother Mr. Xiao Feng Zhang, who collectively control the Company. In addition, the Company purchases from two other related parties, Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd. (Guangzhou Kormee) and Ruian Kormee Vehicle brake Co., Ltd. (Ruian Kormee). Guangzhou Kormee is controlled by the Ruili Group Co., Ltd. and Ruian Kormee is the wholly owned subsidiary of Guangzhou Kormee. The Company also sells certain automotive products to Guangzhou Kormee, Ruian Kormee and Ruili Group Co., Ltd. MGR holds a 30% interest in SIH. The stockholders of MGR are the management of SIH.

The following related party transactions occurred for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
PURCHASES FROM:
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$2,066,084	$—
Ruian Kormee Vehicle brake Co., Ltd.	1,760,213	—
Ruili Group Co., Ltd.	3,868,875	4,974,751
Total Purchases	$7,695,172	$4,974,751

SALES TO:
Guangzhou Kormee Vehicle brake technology development Co., Ltd.	$693,122	$—
Ruian Kormee Vehicle brake Co., Ltd.	87,868	—
Ruili Group Co., Ltd.	1,743,029	1,856,309
Total Sales	$2,524,019	$1,856,309

	December 31,	December 31,
	2013	2012
ACCOUNTS PAYABLE TO RELATED PARTIES
Ruian Kormee Vehicle brake Co., Ltd.	$445,896	$—
Ruili Group Co., Ltd.	364,414	94,954
Total	$810,310	$94,954

OTHER PAYABLES TO RELATED PARTIES
MGR Hong Kong Limited	$94,246	$25,559
Ruili Group Co., Ltd.	—	7,524
Total	$94,246	$33,083

The Company entered into several lease agreements with related parties, see Note 19 for more details.

In addition, the Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

NOTE 5 - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the year ended December 31, 2013. The changes in the allowance for doubtful accounts at December 31, 2013 and December 31, 2012 were summarized as follows:

	December 31, 2013	December 31, 2012
Beginning balance	$998,492	$892,455
Add: Increase to allowance	2,814,923	106,037
Less: Accounts written off	—	—

Ending balance	$3,813,415	$998,492

	December 31,	December 31,
	2013	2012
Accounts receivable	$61,725,799	$63,152,001
Less: allowance for doubtful accounts	(3,813,415)	(998,492)

Account receivable balance, net	$57,912,384	$62,153,509

NOTE 6 - INVENTORIES

On December 31, 2013 and December 31, 2012, inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw Materials	$12,380,061	$9,116,931
Work in process	31,546,330	20,552,486
Finished Goods	32,466,337	27,106,408
Less: Write-down of inventories	(28,709)	—
Total Inventory	$76,364,019	$56,775,825

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Machinery	$46,475,961	$52,212,579
Molds	1,388,218	1,384,781
Office equipment	1,960,476	1,637,402
Vehicles	2,248,280	2,025,702
Buildings	8,910,501	8,888,441
Machinery held under capital lease	28,396,853	18,165,511
Sub-Total	89,380,289	84,314,416

Less: Accumulated depreciation	(44,175,888)	(37,351,817)

Property, plant and equipment, net	$45,204,401	$46,962,599

Depreciation expense charged to operations was $6,730,529 and $6,934,710 for the years ended December 31, 2013 and 2012, respectively.

NOTE 8 -LEASEHOLD IMPROVEMENTS

	2013	2012
Cost	$552,630	$550,702
Less: Accumulated amortization	(288,018)	(214,988)
Leasehold Improvements net	$264,612	$335,714

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

NOTE 9 – LAND USE RIGHTS

	December 31, 2013	December 31, 2012
Cost	$16,718,332	$16,676,941
Less: Accumulated amortization	(2,309,162)	(1,934,894)
Land use rights, net	$14,409,170	$14,742,047

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the above land use rights from Ruili Group, a related party, as well as the building on the land in the total amount of approximately $20 million (including a building of approximately $6.7 million). The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights and the building, and pending resolution of that issue. The Company has deferred accrual or payment of the tax. Due to the lack of resolution of the issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. Amortization expenses were $369,008 and $368,577 for the year of 2013 and 2012, respectively.

NOTE 10 - INTANGIBLE ASSETS

Gross intangible assets were $176,302, less accumulated amortization of $126,031 for net intangible assets of $50,271 as of December 31, 2013. Gross intangible assets were $175,865, less accumulated amortization of $108,976 for net intangible assets of $66,889 as of December 31, 2012. Amortization expenses were $16,763 and $16,742 for the years ended December 31, 2013 and 2012 respectively. Future estimated amortization expense is as follows:

2014	2015	2016	2017	2018	Thereafter
$13,608	$12,020	$12,020	$9,150	$3,473	$-

NOTE 11 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Raw material suppliers	$3,046,585	$4,659,154
Equipment purchases	727,165	1,063,589

Total prepayments	$3,773,750	$5,722,743

NOTE 12- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2013 and December 31, 2012 comprise the following:

	December 31, 2013		December 31, 2012
Deferred tax assets - current
Allowance for doubtful accounts		$578,928	$156,673
Revenue (net off cost)		8,653	―
Unpaid accrued expenses		105,558	―
Warranty		699,816	568,161
Deferred tax assets		1,392,955	724,834
Valuation allowance		―	―
Net deferred tax assets - current		$1,392,955	$724,834

Deferred tax liabilities - current
Revenue (net off cost)	$	―	$37,202
Deferred tax liabilities - current		―	37,202

Net deferred tax assets - current		$1,392,955	$687,632

Deferred tax liabilities - non-current
Land use rights	$	―	$291,995
Deferred tax liabilities - non-current	$	―	$291,995

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

NOTE 13 – SHORT-TERM BANK LOANS

Bank loans represented the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Secured	$4,526,863	$14,599,753

  The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 2.55% to 2.95% per annum. The maturity dates of the loans ranged from January 1, 2014 to May 19, 2014.

Corporate or personal guarantees were provided for those bank loans as follows:

$3.6 M	Guaranteed by Ruili Group Co., Ltd., a related party;
$0.9 M	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE 14 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Accrued payroll	$1,688,090	$1,484,082
Accrued warranty expenses	4,665,439	3,787,738
Other accrued expenses	3,713,440	3,229,999

Total accrued expenses	$10,066,969	$8,501,819

NOTE 15 –CAPITAL LEASE OBLIGATIONS

	December 31,	December 31,
	2013	2012
Total capital lease obligations	$10,909,463	$10,458,352
Less: current portion	$(3,636,488)	$(10,458,352)
Non-current portion	$7,272,975	$—

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The duration of the new agreement is 48 months with an interest rate of 6.4% per annum and is secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company is RMB 91,428,571 (approximately $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately $1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

NOTE 16 – RESERVE

The reserve funds were comprised of the following:

	December 31,	December 31,
	2013	2012
Statutory surplus reserve fund	$10,609,435	$9,676,183
Total	$10,609,435	$9,676,183

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the years ended on December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	―
Other items	1.29%	-2.85%

Effective tax rate	16.29%	12.15%

	December 31, 2013	December 31, 2012
Computed income tax provision at the statutory rate	$3,143,773	$4,114,559
Tax exemption	(1,257,509)	(1,645,824)
Tax refund	―	―
Deferred tax provision	(995,102)	(26,494)
Current period permanent differences and other reconciling items	1,156,894	(437,116)
Total income taxes	$2,048,056	$2,005,125

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. In the year of 2013, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, are summarized as follows:

	2013	2012

Current	$3,043,158	$2,031,619
Deferred	(995,102)	(26,494)

Total	$2,048,056	$2,005,125

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2013 and 2012.

NOTE 18 –NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $1,164,068 and $1,458,672 for the years ended December 31, 2013 and 2012, respectively.

	2013	2012
10% non-controlling interest in Ruian	$1,036,948	$1,445,323
40% non-controlling interest in SIH	$127,120	13,349

Total	$1,164,068	1,458,672

NOTE 19 – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB2,100,000 (approximately $333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017.

In August 2010, a new lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately $1,293,070).

The lease expenses were $1,626,759 and $1,209,767 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, future minimum rental payments are as follows:

	2014	2015	2016	2017	Thereafter

Operating Lease Commitments	$1,628,777	$1,628,777	$1,628,777	$1,628,777	$1,670,511

NOTE 20 - WARRANTY CLAIMS

Warranty claims were $2,163,950 and $3,787,738 for the years ended December 31, 2013 and 2012 respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for fiscal year 2013 is as follows.

Beginning balance at January 1, 2013	3,787,738

Aggregate increase for new warranties issued during current period	2,163,950

Aggregate reduction for payments made	(1,286,249)

Ending balance at December 31, 2013	4,665,439

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

	Year Ended December 31,
	2013	2012

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$169,270,207	$152,190,739
Passenger vehicles brake systems	39,301,605	40,026,660

Net sales	$208,571,812	$192,217,399
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$47,576,255	$44,588,477
Passenger vehicles brake systems	11,046,381	11,682,756
Gross profit	$58,622,636	$56,271,233
Other operating income	2,074,520	1,485,116
Selling and distribution expenses	20,906,914	19,060,116
General and administrative expenses	17,379,521	13,512,003
Research and development expenses	7,550,010	7,849,101
Income (loss) from operations	14,860,711	17,355,129
Financial expenses	(2,569,775)	(2,360,966)
Other income	524,370	1,561,956
Non-operating expenses	(240,217)	(267,384)
Income before income tax expense	$12,575,089	$16,268,735
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$3,958,531	$1,997,049
Passenger vehicles brake systems	919,102	525,231

Total	$4,877,633	$2,522,280
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$5,833,603	$5,863,284
Passenger vehicles brake systems	1,354,461	1,542,063

Total	$7,188,064	$7,405,347

	December 31, 2013	December 31, 2012

TOTAL ASSETS
Commercial vehicles brake systems	$205,310,702	$192,842,721
Passenger vehicles brake systems	47,669,582	50,718,264

Total	$252,980,284	$243,560,985

	December 31, 2013	December 31, 2012

LONG LIVED ASSETS
Commercial vehicles brake systems	$50,413,024	$51,313,977
Passenger vehicles brake systems	11,705,029	13,495,743

Total	$62,118,053	$64,809,720

NOTE 22 - COMMITMENTS AND CONTINGENCIES

(1)	According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. Also see Note 9.

(2)	The information of lease commitments is provided in Note 15 and Note 19.

(2)	The Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

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

Financial Information of Parent Company

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$81,036	$81,166
Other current assets	6,161	6,161
Total Current Assets	87,197	87,327
Investments in subsidiaries	161,438,242	152,105,717

TOTAL ASSETS	$161,525,439	$152,193,044

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,921,488	2,921,488
Total Current Liabilities	2,921,488	2,921,488
Total Liabilities	2,921,488	2,921,488
Shareholders' Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 and 19,304,921 issued and outstanding as of December 31, 2013 and December 31, 2012	38,609	38,609
Additional paid-in capital	42,199,014	42,199,014
Retained earnings	116,366,328	107,033,933
Total shareholders' equity	158,603,951	149,271,556

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$161,525,439	$152,193,044

Financial Information of Parent Company

STATEMENTS OF INCOME

	For Years Ended Dec 31,
	2013	2012

Investment income	$9,332,525	$13,007,907
Financial expenses	130	109

Net income attributable to shareholders	$9,332,395	$13,007,798

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$0.48	$0.67

EPS - Diluted	$0.48	$0.67

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

	For Years Ended Dec 31,
	2013	2012

Cash flow from operating activities:
Net income	$9,332,395	$13,007,798
Adjustments to reconcile net income to net cash provided by operating activities :
Equity investment	(9,332,525)	(13,007,907)
Other current assets	-	(1,500)
Other current liabilities	-	1,500
Net cash flows used in operating activities	$(130)	$(109)

Net change in cash and cash equivalents	$(130)	$(109)
Cash and cash equivalents, beginning of period	81,166	81,275
Cash and cash equivalents, end of period	$81,036	$81,166

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2013 and 2012

			Additional	Accumulated
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance - January 1, 2013	19,304,921	$38,609	$42,199,014	$107,033,933	$149,271,556

Net Income	-	-	-	9,332,395	9,332,395

Ending Balance - December 31, 2013	19,304,921	$38,609	$42,199,014	$116,366,328	$158,603,951

			Additional	Accumulated
	Number	Common	Paid-in	Earnings	Shareholders'
	of Share	Stock	Capital	(Deficit)	Equity
Beginning Balance - January 1, 2012	19,304,921	$38,609	$42,199,014	$94,026,135	$136,263,758

Net Income	-	-	-	13,007,798	13,007,798

Ending Balance - December 31, 2012	19,304,921	$38,609	$42,199,014	$107,033,933	$149,271,556

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concludes that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and key employees, their ages and the positions they held as of December 31, 2013.

Name	Age	Position

Xiao Ping Zhang	51	Chief Executive Officer and Chairman
Xiao Feng Zhang	46	Director
Shu Ping Chi	52	Director
Zong Yun Zhou	59	Chief Financial Officer
Jin Rui Yu	39	Chief Operating Officer

Information about our directors is presented under the caption “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

Information about our Audit Committee is presented under the caption “Election of Directors–Committees of the board of directors–Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.

Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Section 16(a) Beneficial Ownership Reporting compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the captions “Compensation to Executive Officers,” “Compensation of Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is presented under the caption “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

Information about our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons is presented under the caption “Related Person Transactions” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

Information about director independence is presented under the caption “Election of Directors–Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about aggregate fees billed to us by our principal accountant is presented under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2014 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.     List of Exhibits. See the Exhibit Index for a list of the exhibits incorporated by reference or filed with this report.

(a)	1.	Financial Statements.

See Item 8 for the financial statements filed with this report.

2.	Financial Statement Schedules.

See Item 8 of this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

1.	Financial Statements.

See Item 8 for the financial statements filed with this report.

2.	Financial Statement Schedules.

See Item 8 of this report.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

10.6	Employment Agreement—Jin Rui Yu (6)

21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated herein by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission, on May 28, 2003.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Form 8-K Current Report, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2014.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer, and Chairman	March 31, 2014
Xiao Ping Zhang	(Principal Executive Officer)

/s/ Zong Yun Zhou	Chief Financial Officer (Principal	March 31, 2014
Zong Yun Zhou	Financial Officer and Principal
Accounting Officer)

/s/ Jin Rui Yu	Chief Operating Officer	March 31, 2014
Jin Rui Yu

/s/ Xiao Feng Zhang	Director	March 31, 2014
Xiao Feng Zhang

/s/ Li Min Zhang	Director	March 31, 2014
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 31, 2014
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 31, 2014
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 31, 2014
Jiang Hua Feng

/s/ Shu Ping Chi	Director	March 31, 2014
Shu Ping Chi

