Form 10-Q
period 2014-03-31
SORL Auto Parts Inc
filed 2014-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of May 15, 2014 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2014

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31, 2014		December 31, 2013
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and cash equivalents	US$	35,824,936	US$	28,241,983
Accounts receivable, net of provision		63,397,436		57,912,384
Bank acceptance notes from customers		13,168,857		20,186,787
Inventories		79,290,193		76,364,019
Prepayments		6,133,889		3,773,750
Current portion of prepaid capital lease interest		417,348		453,053
Other current assets		2,510,272		2,537,300
Deferred tax assets		1,513,474		1,392,955
Total Current Assets		202,256,405		190,862,231
Fixed Assets
Machinery		48,399,494		46,475,961
Molds		1,418,319		1,388,218
Office equipments		2,039,506		1,960,476
Vehicles		2,256,288		2,248,280
Buildings		9,103,713		8,910,501
Machinery held under capital lease		29,012,601		28,396,853
Less: accumulated depreciation		(46,829,883)		(44,175,888)
Property, plant and equipment, net		45,400,038		45,204,401
Leasehold improvements in progress		248,812		264,612

Land Use Rights, Net		14,627,244		14,409,170

Other Non-Current Assets
Intangible assets		180,125		176,302
Less: accumulated amortization		(133,051)		(126,031)
Intangible assets, net		47,074		50,271
Security deposits on lease agreement		1,857,670		1,818,244
Non-current portion of prepaid capital lease interest		292,144		371,355
Total Other Non-Current Assets		2,196,888		2,239,870
Total Assets	US$	264,729,387	US$	252,980,284

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $963,642 and $810,310 due to related parties at March 31, 2014 and December 31, 2013, respectively.	US$	8,271,522	US$	13,290,282
Deposit received from customers		13,703,908		13,931,658
Short term bank loans		14,359,630		4,526,863
Income tax payable		395,087		494,658
Accrued expenses		10,592,393		10,066,969
Current portion of capital lease obligations		3,715,340		3,636,488
Other current liabilities, including $127,770 and $94,246 due to related parties at March 31, 2014 and December 31, 2013, respectively.		264,210		256,430
Total Current Liabilities		51,302,090		46,203,348

Non-Current Liabilities
Non-current portion of capital lease obligations		6,501,845		7,272,975
Total Non-Current Liabilities		6,501,845		7,272,975

Total Liabilities	US$	57,803,935	US$	53,476,323

Stockholders' Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of March 31, 2014 and December 31, 2013		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		10,900,180		10,609,435
Accumulated other comprehensive income		26,418,912		22,465,720
Retained earnings		107,023,678		104,544,120
Total SORL Auto Parts, Inc. stockholders' equity		186,580,393		179,856,898
Noncontrolling Interest In Subsidiaries		20,345,059		19,647,063
Total Equity		206,925,452		199,503,961
Total Liabilities and Stockholders' Equity	US$	264,729,387	US$	252,980,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For The Three Months Ended on March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014		2013

Sales	US$	49,993,289	US$	41,318,160
Include: sales to related parties		290,077		238,181
Cost of sales		34,606,353		29,094,337

Gross profit		15,386,936		12,223,823

Expenses:
Selling and distribution expenses		5,705,494		4,408,499
General and administrative expenses		4,316,154		4,163,146
Research and development expenses		1,491,199		1,390,464

Total operating expenses		11,512,847		9,962,109

Other operating income		376,132		203,787

Income from operations		4,250,221		2,465,501

Other income		38,304		91,353
Financial expenses		(659,883)		(946,244)
Non-operating expenses		(51,907)		(68,077)

Income before provision for income taxes		3,576,735		1,542,533

Provision for income taxes		513,235		168,854

Net income	US$	3,063,500	US$	1,373,679

Net income attributable to noncontrolling interest in subsidiaries		293,197		140,300

Net income attributable to common stockholders		2,770,303		1,233,379

Comprehensive income:

Net income	US$	3,063,500	US$	1,373,679

Foreign currency translation adjustments		4,357,991		2,659,362

Comprehensive income		7,421,491		4,033,041

Comprehensive income attributable to noncontrolling interest in subsidiaries		697,996		403,391

Comprehensive income attributable to common shareholders	US$	6,723,495	US$	3,629,650

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.14	US$	0.06

EPS - diluted	US$	0.14	US$	0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended on March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014		2013

Cash Flows from Operating Activities
Net income	US$	3,063,500	US$	1,373,679
Adjustments to reconcile net income to net cash from operating activities:
Allowance for doubtful accounts		299,798		221,346
Depreciation and amortization		1,853,310		1,948,518
Deferred income tax		(89,345)		(13,212)
Loss on disposal of fixed assets		(8,217)		-
Changes in Assets and Liabilities:
Accounts receivable		(4,438,919)		4,891,616
Bank acceptance notes from customers		7,375,687		2,609,107
Other currents assets		117,457		(1,019,272)
Inventories		(1,279,739)		(4,130,237)
Prepayments		(2,254,068)		(131,123)
Prepaid capital lease interest		131,368		43,827
Accounts payable and bank acceptance notes to vendors		(5,252,230)		(5,426,720)
Income tax payable		(109,066)		-
Deposits received from customers		(524,065)		1,785,251
Other current liabilities and accrued expenses		308,876		718,541
Net Cash Flows Provided By (Used In) Operating Activities		(805,653)		2,871,321

Cash Flows from Investing Activities
Acquisition of property and equipment		(966,568)		(965,846)
Proceeds of disposal of fixed assets		14,472		-

Net Cash Flows Used In Investing Activities		(952,096)		(965,846)

Cash Flows from Financing Activities
Proceeds from bank loans		20,196,632		21,363,325
Repayment of bank loans		(10,566,433)		(25,095,400)
Repayment of capital lease		(918,873)		(9,550,873)
Proceeds from capital lease		-		12,783,841

Net Cash flows Provided By (Used In) Financing Activities		8,711,326		(499,107)

Effects on changes in foreign exchange rate		629,376		562,588

Net change in cash and cash equivalents		7,582,953		1,968,957

Cash and cash equivalents- beginning of the year		28,241,983		41,253,353

Cash and Cash Equivalents - End of the period	US$	35,824,936	US$	43,222,310

Supplemental Cash Flow Disclosures:
Interest paid	US$	485,756	US$	613,129
Tax paid	US$	707,103	US$	649,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

For The Three Months Ended March 31, 2014 (Unaudited)

			Additional			Accumulated Other
	Number	Common	Paid-in		Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2014	19,304,921	$38,609	$42,199,014	$10,609,435	$104,544,120	$22,465,720	$179,856,898	$19,647,063	$199,503,961

Net income	-	-	-	-	2,770,303	-	2,770,303	293,197	3,063,500

Foreign currency translation adjustment	-	-	-	-	-	3,953,192	3,953,192	404,799	4,357,991

Transfer to reserve	-	-	-	290,745	(290,745)	-	-	-	-

Ending Balance - March 31, 2014	19,304,921	$38,609	$42,199,014	$10,900,180	$107,023,678	$26,418,912	$186,580,393	$20,345,059	$206,925,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture” or “Ruian”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-Foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in China in 1987 and specialized in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture.

On November 11, 2009, the Company entered into a joint venture agreement with MGR Hong Kong Limited (‘MGR”), a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH. SORL holds a 60% interest in the joint venture, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

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

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of the Ruili Group, and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The assets purchase was deemed to be the acquisition of a business.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(1)	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2013 was derived from the consolidated audited financial statements included in Form 10-K. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, and other reports filed with the Securities and Exchange Commission (“SEC”).

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

d. REVENUE RECOGNITION

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer. The transfer is decided by several factors, including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collection is probable. Revenue consists of the invoice value for the sale of goods and services net of value-added tax, rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

e. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in RMB, the currency of the PRC. The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The shareholders’ equity accounts are translated at appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

f. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase packaging materials from the Ruili Group. The Ruili Group is the minority shareholder of Joint Venture and is controlled by Mr. Xiao Ping Zhang, his wife Ms. Shuping Chi, and his brother Mr. Xiao Feng Zhang, who collectively control the Company. In addition, the Company purchases from two other related parties, Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd. (“Guangzhou Kormee”) and Ruian Kormee Vehicle brake Co., Ltd. (“Ruian Kormee”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. The Company also sells certain automotive products to Guangzhou Kormee, Ruian Kormee and the Ruili Group. MGR holds a 30% interest in SIH. The stockholders of MGR are the management of SIH.

The following related party transactions are reported for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013

PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$537,956	$—

Ruian Kormee Vehicle Brake Co., Ltd.	349,266	—

The Ruili Group	933,626	885,181

Total Purchases	$1,820,848	$885,181

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$40,647	$—

Ruian Kormee Vehicle Brake Co., Ltd.	25,473	—

The Ruili Group	223,957	238,181

Total Sales	$290,077	$238,181

	March 31,	December 31,
	2014	2013
ACCOUNTS PAYABLE

Ruian Kormee Vehicle brake Co., Ltd.	$272,129	$445,896
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	602,062	—

The Ruili Group	89,451	364,414

Total	$963,642	$810,310

OTHER PAYABLES

MGR Hong Kong Limited	$63,627	$94,246

The Ruili Group	64,143	—

Total	$127,770	$94,246

The Company entered into several lease agreements with related parties, see Note M for more details.

In addition, the Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarter ended March 31, 2014. The changes in the allowance for doubtful accounts at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Beginning balance	$3,813,415	$998,492
Add: Increase to allowance	385,737	2,814,923
Less: Accounts written off	—	—

Ending balance	$4,199,152	$3,813,415

	March 31, 2014	December 31, 2013
Accounts receivable	$67,596,588	$61,725,799
Less: allowance for doubtful accounts	(4,199,152)	(3,813,415)

Account receivable balance, net	$63,397,436	$57,912,384

NOTE F - INVENTORIES

At March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31, 2014	December 31, 2013

Raw Materials	$9,663,170	$12,380,061

Work in process	29,860,981	31,546,330

Finished Goods	39,794,751	32,466,337

Less: Write-down of inventories	(28,709)	(28,709)

Total Inventory	$79,290,193	$76,364,019

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Machinery	$48,399,494	$46,475,961
Molds	1,418,319	1,388,218
Office equipment	2,039,506	1,960,476
Vehicles	2,256,288	2,248,280
Buildings	9,103,713	8,910,501
Machinery held under capital lease	29,012,601	28,396,853

Sub-Total	92,229,921	89,380,289

Less: Accumulated depreciation	(46,829,883)	(44,175,888)

Property, plant and equipment, net	$45,400,038	$45,204,401

Depreciation expense charged to operations was $1,730,015 and $1,702,915 for the three months ended March 31, 2014 and March 31, 2013, respectively.

NOTE H- DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred tax assets - current
Allowance for doubtful accounts	$636,940	$578,928
Revenue (net off cost)	16,687	8,653
Unpaid accrued expenses	127,510	105,558
Warranty	732,337	699,816
Deferred tax assets	1,513,474	1,392,955
Valuation allowance	―	―
Net deferred tax assets - current	$1,513,474	$1,392,955

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

NOTE I - SHORT-TERM BANK LOANS

Bank loans represented the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Secured	$14,359,630	$4,526,863

The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 2.95% to 6.44% per annum. The maturity dates of the loans ranged from April 14, 2014 to August 18, 2014.

Corporate or personal guarantee:
$11.6 Million	Guaranteed by the Ruili Group, a related party;
$2.8 Million	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE J – CAPITAL LEASE OBLIGATIONS

	March 31,	December 31,
	2014	2013

Total capital lease obligations	$10,217,185	$10,909,463

Less: current portion	(3,715,340)	(3,636,488)
Non-current portion	$6,501,845	$7,272,975

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture would enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture has been awarded the "High-Tech Enterprise" certificate by the Chinese government. The High-Tech Enterprise certificate is valid for three years and provided for a reduced tax rate of 15% for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the first fiscal quarter of 2014 and 2013 is as follows:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	―
Other items	-0.65%	-4.05%

Effective tax rate	14.35%	10.95%

	Three months
	ended March 31, 2014	Three months ended March 31, 2013
Computed income tax provision at the statutory rate	$935,934	$408,489
Tax exemption	(374,374)	(241,196)
Tax refund	―	―
Deferred tax provision	(89,345)	(13,212)
Current period permanent differences and other reconciling items	41,020	14,773
Total income taxes	$513,235	$168,854

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at March 31, 2014. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2014. In the three months ended March 31, 2014, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the three months ended March 31, 2014 and 2013, respectively, are summarized as follows:

	Three months
	ended March 31, 2014	Three months ended March31, 2013

Current	$602,580	$182,066
Deferred	(89,345)	(13,212)

Total	$513,235	$168,854

As of March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

NOTE L - NONCONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Ruili Group, in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $293,197 and $140,300 for the three months ended March 31, 2014 and 2013, respectively.

	March 31, 2014	March 31, 2013
10% non-controlling interest in Ruian	$323,050	$144,562
40% non-controlling interest in SIH	$(29,853)	$(4,262)

Total	$293,197	$140,300

NOTE M – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB2,100,000 (approximately $333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately $1,293,070).

The lease expenses were $411,562 and $451,948 for the three months ended March 31, 2014 and 2013, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were $501,666 and $430,533 for the three months ended March 31, 2014 and 2013, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2014 was as follows:

Beginning balance at January 01, 2014	4,665,439
Aggregate reduction for payments made	(284,860)
Aggregate increase for new warranties issued during current period	501,666
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at March 31, 2014	4,882,245

NOTE O – SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“commercial vehicles brake systems”). On August 31, 2011, the Company through Ruian, executed an asset purchase agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (“passenger vehicles brake systems”) of the Ruili Group. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: commercial vehicles brake systems and passenger vehicles brake systems.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Three Months Ended March 31,
	2014	2013

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$39,943,625	$34,002,216
Passenger vehicles brake systems	10,049,664	7,315,944

Net sales	$49,993,289	$41,318,160
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$12,293,850	$10,059,428
Passenger vehicles brake systems	3,093,086	2,164,395
Gross profit	$15,386,936	$12,223,823
Other operating income	376,132	203,787
Selling and distribution expenses	5,705,494	4,408,499
General and administrative expenses	4,316,154	4,163,146
Research and development expenses	1,491,199	1,390,464
Income (loss) from operations	4,250,221	2,465,501
Financial Expenses	(659,883)	(946,244)
Other income	38,304	91,353
Non-operating expenses	(51,907)	(68,077)

Income before income tax expense	$3,576,735	$1,542,533
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$772,268	$794,830
Passenger vehicles brake systems	194,300	171,016

Total	$966,568	$965,846
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$1,480,757	$1,603,506
Passenger vehicles brake systems	372,553	345,012

Total	$1,853,310	$1,948,518

	March 31, 2014	December 31, 2013

TOTAL ASSETS
Commercial vehicles brake systems	$211,513,415	$205,310,702
Passenger vehicles brake systems	53,215,972	47,669,582

Total	$264,729,387	$252,980,284

	March 31, 2014	December 31, 2013

LONG LIVED ASSETS
Commercial vehicles brake systems	$49,914,646	$50,413,024
Passenger vehicles brake systems	12,558,336	11,705,029

Total	$62,472,982	$62,118,053

NOTE P – CONTINGENCIES

(1)	According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building.

(2)	The Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying condensed consolidated unaudited financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

OVERVIEW

The Company manufactures and distributes automotive brake systems and other key safety-related components to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and internationally for use primarily in different types of commercial vehicles, such as trucks and buses, and in passenger vehicles. Management believes that it is the largest manufacturer (by sales volume) of automotive brake systems in China for commercial vehicles such as trucks and buses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2013.

See Note K to the attached Unaudited Condensed Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

The following statements are about results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Sales

	Three Months ended		Three Months ended
	March 31, 2014		March 31, 2013
	(U.S. dollars in millions)
Commercial vehicle brake systems	$40.0	80%	$34.0	82%
Passenger vehicle brake systems	$10.0	20%	$7.3	18%

Total	$50.0	100%	$41.3	100%

The sales were $49,993,289 and $41,318,160 for the three months ended March 31, 2014 and 2013, respectively, an increase of $8.7 million or 21.1%. The increase was due to the increased sales to China market and international market.

The sales from commercial vehicle brake systems increased by $6.0 million or 17.6%, to $40.0 million for the first fiscal quarter of 2014, compared to $34.0 million for the same period of 2013. Due to the recovery of the commercial vehicle market in the first fiscal quarter of 2014, the sales from the OEM market increased, which impacted the sales of the commercial vehicle brake systems.

Due to the recovery of the passenger vehicle market this year, the sales from passenger vehicle brake systems increased by $2.7 million or 37.0%, to $10.0 million for the first fiscal quarter of 2014, compared to $7.3 million for the same period of 2013.

A breakdown of net sales revenue for these markets for the first fiscal quarter of the 2014 and 2013, respectively, is set forth below:

	Three Months		Three Months
	ended	Percent	ended	Percent
	March 31, 2014	of Total Sales	March 31, 2013	of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$28.6	57.1%	$22.8	55.2%	25.4%
China Aftermarket	$10.5	21.0%	$9.2	22.3%	14.1%
International market	$10.9	21.9%	$9.3	22.5%	17.2%
Total	$50.0	100.0%	$41.3	100.0%	21.1%

The construction of real estate and infrastructure in China increased in the first fiscal quarter of 2014, which resulted in the higher demand for commercial vehicles. As a result, our sales to the Chinese OEM market increased by 25.4% from the first fiscal quarter of 2013, to $28.6 million.

Our sales to the China aftermarket increased by $1.3 million or 14.1%, to $10.5 million for the first fiscal quarter of 2014, compared to $9.2 million for the same period of 2013. The increased new vehicle sales in China and the expiration of OEM warranties helped drive our aftermarket business. Sales of our new model products, applicable to both OEM and aftermarket, also grew during the three months ended March 31, 2014. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $1.6 million or 17.2%, to $10.9 million for the first fiscal quarter of 2014, as compared to $9.3 million for the same period of 2012. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2014 were $34,606,353 an increase of $5.5 million or 18.9% from $29,094,337 for the same period last year. Our gross profit increased by 25.9% from $12,223,823 for the first fiscal quarter of 2013 to $15,386,936 for the first fiscal quarter of 2014.

Gross margin increased to 30.8% from 29.6% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The gross margin increased primarily because there have been reclassifications of certain costs associated with post-sales product modifications at OEM sites, from costs of sales to selling and distribution expenses. We intend to focus in 2014 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2014 were $27.6 million, an increase of $3.7 million or 15.5% from $23.9 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 21.8% from $10.1 million for the first fiscal quarter of 2013 to $12.3 million for the first fiscal quarter of 2014. Gross margin from commercial vehicle brake systems increased to 30.8% from 29.6% for the three months ended March 31, 2014 compared with 2013.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2014 were $7.0 million, an increase of $1.8 million or 34.6% from $5.2 million for the same period last year. The gross profit from passenger vehicle brake systems increased by 40.9% from $2.2 million for the first fiscal quarter of 2013 to $3.1 million for the first fiscal quarter of 2014. Gross margin from passenger vehicle brake systems increased to 30.8% from 29.6% for the three months ended March 31, 2014 compared with 2013. We intend to focus in 2014 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Selling and Distribution Expenses

Selling and distribution expenses were $5,705,494 for the three months ended March 31, 2014, as compared to $4,408,499 for the same period of 2013, an increase of $1,296,995 or 29.4%.

The increase was mainly due to increased freight expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 11.4% for the three months ended March 31, 2014, as compared to 10.7% for the same period in 2013.

General and Administrative Expenses

General and administrative expenses were $4,316,154 for the three months ended March 31, 2014, as compared to $4,163,146 for the same period of 2013, an increase of $153,008 or 3.7%. The increase was mainly due to increases in labor expenses and expenses for business expansion. As a percentage of sales revenue, general and administrative expenses increased to 8.6% for the three months ended March 31, 2014, as compared to 10.1% for the same period in 2013.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2014, research and development expenses were $1,491,199, as compared to $1,390,464 for the same period of 2013, an increase of $100,735.

Other Operating Income

Other operating income was $376,132 for the three months ended March 31, 2014, as compared to $203,787 for the three months ended March 31, 2013, an increase of $172,345. The increase was mainly due to an increase in sales of raw material scraps for the three months ended March 31, 2014.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1,853,310 for the three months ended March 31, 2014, as compared to that of $1,948,518 for the same period of 2013, a decrease of $95,208. The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated during the three months ended March 31, 2014.

Financial Expenses

Financial expenses mainly consist of interest expense, exchange loss and the financing expense associated with our capital lease transaction. The financial expenses for the three months ended March 31, 2014 decreased by $286,361 to $659,883 from $946,244 for the same period of 2013, mainly due to decreased exchange loss.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the "High-Tech Enterprise" certificate by the Chinese government. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

Income tax expense of $513,235 and $168,854 was recorded for the fiscal quarter ended March 31, 2014 and 2013, respectively.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $293,197 and $140,300 for the first fiscal quarter ended March 31, 2014 and 2013, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended March 31, 2014 increased by $1.5 million, to $2,770,303 from $1,233,379 for the fiscal quarter ended March 31, 2013 due to the factors discussed above including market recovery. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended March 31, 2014 and 2013, were $0.14 and $0.06, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalents of $35,824,936, as compared to cash and cash equivalents of $28,241,983 as of December 31, 2013. The Company had working capital of $150,954,315 at March 31, 2014, as compared to working capital of $144,658,883 at December 31, 2013, reflecting current ratios of 3.94:1 and 4.13:1, respectively.

OPERATING - Net cash used in operating activities was $805,653 for the three months ended March 31, 2014 compared with $2,871,321 of net cash provided by operating activities in the same period in 2013, a decrease of $3.7 million, primarily due to the increased cash outflow resulted by changes in accounts receivable.

INVESTING - During the three months ended March 31, 2014, the Company expended net cash of $952,096 in investing activities, mainly for acquisition of new equipment to support the growth of the business. For the three months ended March 31, 2013, the Company expended net cash of $965,846 in investing activities.

FINANCING - During the three months ended March 31, 2014, the cash provided by financing activities was $8,711,326. The cash used in financing activities was $499,107 for the three months ended March 31, 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased a building on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights, and pending resolution of that issue, we have deferred accrual or payment of the tax. Due to the lack of resolution of that issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2014 were effective in all material respects to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to, and none of our assets are subject to, any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 1

(1)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : May 15, 2014	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

