Form 10-Q
period 2014-06-30
SORL Auto Parts Inc
filed 2014-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of August 14, 2014 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30, 2014		December 31, 2013
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and cash equivalents	US$	27,020,085	US$	28,241,983
Accounts receivable, net of provision		69,189,724		57,912,384
Bank acceptance notes from customers		23,641,110		20,186,787
Inventories		82,450,896		76,364,019
Prepayments		4,622,474		3,773,750
Current portion of prepaid capital lease interest		371,777		453,053
Other current assets		2,302,279		2,537,300
Deferred tax assets		1,731,372		1,392,955
Total Current Assets		211,329,717		190,862,231
Fixed Assets
Machinery		49,341,407		46,475,961
Molds		1,418,158		1,388,218
Office equipments		2,096,657		1,960,476
Vehicles		2,066,179		2,248,280
Buildings		9,102,678		8,910,501
Machinery held under capital lease		29,012,601		28,396,853
Less: accumulated depreciation		(48,383,297)		(44,175,888)
Property, plant and equipment, net		44,654,383		45,204,401
Leasehold improvements in progress		227,933		264,612

Land Use Rights, Net		14,531,221		14,409,170

Other Non-Current Assets

Intangible assets		180,104		176,302
Less: accumulated amortization		(136,511)		(126,031)
Intangible assets, net		43,593		50,271
Security deposits on lease agreement		1,857,459		1,818,244
Non-current portion of prepaid capital lease interest		216,238		371,355
Total Other Non-Current Assets		2,117,290		2,239,870
Total Assets	US$	272,860,544	US$	252,980,284

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $3,031,309 and $810,310 due to related parties at June 30, 2014 and December 31, 2013, respectively.	US$	13,267,766	US$	13,290,282
Deposit received from customers		13,737,468		13,931,658
Short term bank loans		11,116,360		4,526,863
Income tax payable		800,102		494,658
Accrued expenses		11,928,934		10,066,969
Current portion of capital lease obligations		3,714,917		3,636,488
Other current liabilities, including $40,570 and $94,246 due to related parties at June 30, 2014 and December 31, 2013, respectively.		1,242,209		256,430
Total Current Liabilities		55,807,756		46,203,348

Non-Current Liabilities
Non-current portion of capital lease obligations		5,572,376		7,272,975
Total Non-Current Liabilities		5,572,376		7,272,975

Total Liabilities	US$	61,380,132	US$	53,476,323

Stockholders' Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of June 30, 2014 and December 31, 2013		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		11,315,415		10,609,435
Accumulated other comprehensive income		26,396,341		22,465,720
Retained earnings		110,740,917		104,544,120
Total SORL Auto Parts, Inc. Stockholders' Equity		190,690,296		179,856,898
Noncontrolling Interest In Subsidiaries		20,790,116		19,647,063
Total Equity		211,480,412		199,503,961
Total Liabilities and Stockholders' Equity	US$	272,860,544	US$	252,980,284

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three Months and Six Months Ended on June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Sales	US$	65,723,746	US$	57,511,004	US$	115,717,035	US$	98,829,164
Include: sales to related parties		1,345,506		1,004,391		1,635,583		1,242,572
Cost of sales		47,209,861		40,688,905		81,816,214		69,783,242

Gross profit		18,513,885		16,822,099		33,900,821		29,045,922

Expenses:
Selling and distribution expenses		6,473,111		4,911,344		12,178,605		9,319,843
General and administrative expenses		4,710,874		5,220,131		9,027,028		9,383,277
Research and development expenses		2,200,558		1,617,147		3,691,757		3,007,611

Total operating expenses		13,384,543		11,748,622		24,897,390		21,710,731

Other operating income		549,130		632,105		925,262		835,892

Income from operations		5,678,472		5,705,582		9,928,693		8,171,083

Other income		213,292		-		251,596		91,353
Financial expenses		(479,058)		(492,094)		(1,138,941)		(1,438,338)
Non-operating expenses		(181,401)		(127,224)		(233,308)		(195,301)

Income before provision for income taxes		5,231,305		5,086,264		8,808,040		6,628,797

Provision for income taxes		651,210		539,334		1,164,445		708,188

Net income	US$	4,580,095	US$	4,546,930	US$	7,643,595	US$	5,920,609

Net income attributable to noncontrolling interest in subsidiaries		447,621		512,138		740,818		652,438

Net income attributable to common stockholders	US$	4,132,474	US$	4,034,792	US$	6,902,777	US$	5,268,171

Comprehensive income:

Net income	US$	4,580,095	US$	4,546,930	US$	7,643,595	US$	5,920,609

Foreign currency translation adjustments		(25,135)		1,150,709		4,332,856		3,810,071

Comprehensive income		4,554,960		5,697,639		11,976,451		9,730,680

Comprehensive income attributable to noncontrolling interest in subsidiaries		445,057		628,535		1,143,053		1,031,926

Comprehensive income attributable to common shareholders	US$	4,109,903	US$	5,069,104	US$	10,833,398	US$	8,698,754

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS – basic	US$	0.21	US$	0.21	US$	0.36	US$	0.27

EPS – diluted	US$	0.21	US$	0.21	US$	0.36	US$	0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Six Months Ended on June 30, 2014 and 2013 (Unaudited)

	Six Months Ended June 30,
	2014		2013

Cash Flows from Operating Activities
Net income	US$	7,643,595	US$	5,920,609
Adjustments to reconcile net income to net cash
from operating activities:
Allowance for doubtful accounts		1,194,754		1,634,203
Depreciation and amortization		3,732,381		3,625,115
Deferred income tax		(307,429)		(233,687)
Loss on disposal of fixed assets		28,075		-
Changes in assets and liabilities:
Account receivable		(11,133,975)		3,762,142
Bank acceptance notes from customers		(3,098,660)		(7,323,135)
Other currents assets		325,030		18,266
Inventories		(4,449,536)		(8,496,818)
Prepayments		(743,265)		1,590,962
Prepaid capital lease interest		252,772		342,776
Accounts payable and bank acceptance notes to vendors		(254,762)		(5,092,453)
Income tax payable		296,017		-
Deposits received from customers		(488,943)		2,737,611
Other current liabilities and accrued expenses		2,624,773		2,513,792
Net Cash Flows Provided By (Used In) Operating Activities		(4,379,173)		999,383

Cash Flows from Investing Activities
Acquisition of property and equipment		(2,061,662)		(2,219,689)
Proceeds of disposal of fixed assets		53,437		-
Net Cash Flows Used In Investing Activities		(2,008,225)		(2,219,689)

Cash Flows from Financing Activities
Proceeds from bank loans		22,292,424		48,751,425
Repayment of bank loans		(15,904,045)		(53,812,232)
Repayment of capital lease		(1,847,655)		(10,473,023)
Proceeds from capital lease		-		12,783,841

Net Cash Flows Provided By (Used In) Financing Activities		4,540,724		(2,749,989)

Effects on changes in foreign exchange rate		624,776		726,068

Net change in cash and cash equivalents		(1,221,898)		(3,244,227)

Cash and Cash Equivalents- Beginning of the Year		28,241,983		41,253,353

Cash and Cash Equivalents - End of the Period	US$	27,020,085	US$	38,009,126

Supplemental Cash Flow Disclosures:
Interest paid	US$	722,728	US$	859,771
Tax paid	US$	1,171,310	US$	972,107

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For The Six Months Ended on June 30, 2014 (Unaudited)

			Additional			Accumu. Other
	Number	Common	Paid-in		Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2014	19,304,921	$38,609	$42,199,014	$10,609,435	$104,544,120	$22,465,720	$179,856,898	$19,647,063	$199,503,961

Net income	-	-	-	-	6,902,777	-	6,902,777	740,818	7,643,595

Foreign currency translation adjustment	-	-	-	-	-	3,930,621	3,930,621	402,235	4,332,856

Transfer to reserve	-	-	-	705,980	(705,980)	-	-	-	-

Ending Balance - June 30, 2014	19,304,921	$38,609	$42,199,014	$11,315,415	$110,740,917	$26,396,341	$190,690,296	$20,790,116	$211,480,412

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture” or “Ruian”) and 60% ownership of SORL International Holding, Ltd. (“SIH”) in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On November 11, 2009, the Company entered into a joint venture agreement with MGR Hong Kong Limited (‘MGR”), a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH. SORL holds a 60% interest in the joint venture, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL’s international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL’s primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million.

On August 31, 2010, the Company, through the Joint Venture, executed an agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (a related party under common control). As a result of this acquisition, the Company’s product offerings expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately USD$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller’s business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2013 was derived from the consolidated audited financial statements included in Form 10-K. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, and other reports filed with the Securities and Exchange Commission (“SEC”).

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase packaging materials from the Ruili Group. The Ruili Group is the minority shareholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shuping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases from two other related parties, Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd. (“Guangzhou Kormee”) and Ruian Kormee Vehicle brake Co., Ltd. (“Ruian Kormee”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. The Company also sells certain automotive products to Guangzhou Kormee, Ruian Kormee and the Ruili Group. MGR holds a 30% interest in SIH. The stockholders of MGR are the management of SIH.

The following related party transactions are reported for the three months and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$934,065	$816,189	$1,472,020	$816,189
Ruian Kormee Vehicle Brake Co., Ltd.	420,691	551,457	769,957	551,457
The Ruili Group	1,109,426	1,161,423	2,043,053	2,046,604
Total Purchases	$2,464,182	$2,529,069	$4,285,030	$3,414,250

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$934,064	$289,571	$974,711	$289,571
Ruian Kormee Vehicle Brake Co., Ltd.	30,266	—	55,739	—
The Ruili Group	381,176	714,820	605,133	953,001
Total Sales	$1,345,506	$1,004,391	$1,635,583	$1,242,572

	June 30,	December 31,
	2014	2013
ACCOUNTS PAYABLE
Ruian Kormee Vehicle brake Co., Ltd.	$180,124	$445,896
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	1,621,993	—
The Ruili Group	1,229,192	364,414
Total	$3,031,309	$810,310

OTHER PAYABLES
MGR Hong Kong Limited	$—	$94,246
The Ruili Group	40,570	—
Total	$40,570	$94,246

The Company entered into several lease agreements with related parties, see Note M for more details.

In addition, the Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the six months ended June 30, 2014. The changes in the allowance for doubtful accounts at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Beginning balance	$3,813,415	$998,492
Add: Increase to allowance	1,280,165	2,814,923
Less: Accounts written off	—	—

Ending balance	$5,093,580	$3,813,415

	June 30,	December 31,
	2014	2013
Accounts receivable	$74,283,304	$61,725,799
Less: allowance for doubtful accounts	(5,093,580)	(3,813,415)

Account receivable balance, net	$69,189,724	$57,912,384

NOTE F - INVENTORIES

At June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw Materials	$10,215,642	$12,380,061
Work in process	30,536,330	31,546,330
Finished Goods	41,727,633	32,466,337
Less: Write-down of inventories	(28,709)	(28,709)
Total Inventory	$82,450,896	$76,364,019

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Machinery	$49,341,407	$46,475,961
Molds	1,418,158	1,388,218
Office equipment	2,096,657	1,960,476
Vehicles	2,066,179	2,248,280
Buildings	9,102,678	8,910,501
Machinery held under capital lease	29,012,601	28,396,853

Sub-Total	93,037,680	89,380,289

Less: Accumulated depreciation	(48,383,297)	(44,175,888)

Property, plant and equipment, net	$44,654,383	$45,204,401

Depreciation expense charged to operations was $3,481,100 and $3,386,360 for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred tax assets - current
Allowance for doubtful accounts	$771,102	$578,928
Revenue (net off cost)	46,860	8,653
Unpaid accrued expenses	137,318	105,558
Warranty	776,092	699,816
Deferred tax assets	1,731,372	1,392,955
Valuation allowance	―	―
Net deferred tax assets - current	$1,731,372	$1,392,955

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

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Secured	$11,116,360	$4,526,863

The Company obtained those short term loans from Bank of China, Construction Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from3.53% to 6.44% per annum. The maturity dates of the loans ranged from July 1, 2014 to December 20, 2014.

Corporate or personal guarantee:
$10.7 Million	Guaranteed by the Ruili Group, a related party;
$0.4 Million	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE J –CAPITAL LEASE OBLIGATIONS

	June 30,	December 31,
	2014	2013

Total Capital Lease Obligations	$9,287,293	$10,909,463
Less: Current portion	(3,714,917)	(3,636,488)
Non-current portion	$5,572,376	$7,272,975

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture is eligible for additional preferential tax treatment. For the years 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year 2006. Thereafter, the Joint Venture would enjoy a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years 2009, 2010 and 2011. The above taxation exemption was superseded, because the Joint Venture has been awarded the “High-Tech Enterprise” certificate by the Chinese government. The High-Tech Enterprise certificate is valid for three years and provided for a reduced tax rate of 15% for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months of 2014 and 2013 is as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Tax refund	―	―
Other items	-1.78%	-4.32%

Effective tax rate	13.22%	10.68%

	Six months ended June 30, 2014	Six months ended June 30, 2013
Computed income tax provision at the statutory rate	$2,252,167	$1,627,455
Tax exemption	(1,164,114)	(728,783)
Tax refund
Deferred tax provision	(307,428)	(233,688)
Current period permanent differences and other reconciling items	383,820	43,204
Total income taxes	$1,164,445	$708,188

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at June 30, 2014. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2014. In the six months ended June 30, 2014, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2014 and 2013, respectively, are summarized as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013

Current	$1,471,873	$941,876
Deferred	(307,428)	(233,688)

Total	$1,164,445	$708,188

As of June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

NOTE L - NONCONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Ruili Group, in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $740,818 and $652,438 for the six months ended June 30, 2014 and 2013, respectively.

	June 30, 2014	June 30, 2013

10% non-controlling interest in Ruian	$784,422	$577,425

40% non-controlling interest in SIH	(43,604)	75,013

Total	$740,818	$652,438

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

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 32,410 square meters manufacturing plant for its new purchased Passenger Vehicle Brake Systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8, 137,680 (approximately $1,293,070).

The lease expenses were $814,389 and $814,389 for the six months ended June 30, 2014 and 2013, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were $1,143,342 and $1,023,349 for the six months ended June 30, 2014 and June 30, 2013, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2014 was as follows:

Beginning balance at January 1, 2014	$4,665,439
Aggregate reduction for payments made	(634,836)
Aggregate increase for new warranties issued during current period	1,143,342
Aggregate changes in the liability related to pre-existing warranties (changes in estimate)	―
Ending balance at June 30, 2014:	$5,173,945

NOTE O – SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“Commercial Vehicle Brake Systems”). On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (“Passenger Vehicle Brake Systems”) of Ruili Group. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Six Months Ended June 30,
	2014		2013

NET SALES TO EXTERNAL CUSTOMERS
Commercial Vehicle Brake Systems		$93,874,970		$80,954,463
Passenger Vehicle Brake Systems		21,842,065		17,874,701

Net sales		$115,717,035		$98,829,164
INTERSEGMENT SALES
Commercial Vehicle Brake Systems	$	―	$	―
Passenger Vehicle Brake Systems		―		―

Intersegment sales	$	―	$	―
GROSS PROFIT
Commercial Vehicle Brake Systems		$27,485,904		$23,793,067
Passenger Vehicle Brake Systems		6,414,917		5,252,855

Gross profit		$33,900,821		$29,045,922
Other operating income		925,262		835,892
Selling and distribution expenses		12,178,605		9,319,843
General and administrative expenses		9,027,028		9,383,277
Research and development expenses		3,691,757		3,007,611
Income from operations		9,928,693		8,171,083
Financial Expenses		(1,138,941)		(1,438,338)
Other income		251,596		91,353

Non-operating expenses		(233,308)		(195,301)
Income before income tax expense		$8,808,040		$6,628,797
CAPITAL EXPENDITURE
Commercial Vehicle Brake Systems		$1,670,876		$1,827,244
Passenger Vehicle Brake Systems		390,786		392,445

Total		$2,061,662		$2,219,689
DEPRECIATION AND AMORTIZATION
Commercial Vehicle Brake Systems		$3,022,678		$2,984,076
Passenger Vehicle Brake Systems		709,703		641,039

Total		$3,732,381		$3,625,115

	June 30, 2014	December 31, 2013

TOTAL ASSETS
Commercial Vehicle Brake Systems	$221,356,996	$205,310,702
Passenger Vehicle Brake Systems	51,503,548	47,669,582

Total	$272,860,544	$252,980,284

	June 30, 2014	December 31, 2013

LONG LIVED ASSETS
Commercial Vehicle Brake Systems	$49,916,631	$50,413,024
Passenger Vehicle Brake Systems	11,614,196	11,705,029

Total	$61,530,827	$62,118,053

NOTE P – CONTINGENCIES

(1)	According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building.

(2)	The Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated unaudited financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

See Note K to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

Results of Operations

Results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Sales

	Three Months ended		Three Months ended
	June 30, 2014		June 30, 2013
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$53.9	82.0%	$46.9	81.6%
Passenger Vehicle Brake Systems	$11.8	18.0%	$10.6	18.4%

Total	$65.7	100.0%	$57.5	100.0%

Net sales were $65,723,746 and $57,511,004 for the three months ended June 30, 2014 and 2013, respectively, an increase of $8.2 million or 14.3%. The increase was due to the increased sales to China market and international market.

The sales from Commercial Vehicle Brake Systems increased by $7.0 million or 14.9%, to $53.9 million for the second fiscal quarter of 2014, compared to $46.9 million for the same period of 2013. Our high quality, low cost products continued to generate higher sales and further penetrated the commercial vehicle market, which impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems increased by $1.2 million or 11.3%, to $11.8 million for the second fiscal quarter of 2014, compared to $10.6 million for the same period of 2013. The increase was mainly due to the increase of the passenger vehicle sales in China in the second fiscal quarter of 2014, which increased by 12.3% to 4.76 million units from 4.24 million units for the same period last year.

A breakdown of net sales revenue for China OEM market, China aftermarket and international market for the second fiscal quarter of the 2014 and 2013, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	ended	of	ended	of	Percentage
	June 30, 2014	Total Sales	June 30, 2013	Total Sales	Change
	(U.S. dollars in million)
China OEM market	$31.9	48.6%	$30.6	53.2%	4.2%
China Aftermarket	$15.4	23.4%	$12.8	22.3%	20.3%
International market	$18.4	28.0%	$14.1	24.5%	30.5%
Total	$65.7	100.0%	$57.5	100.0%	14.3%

Considering the decline of the production and sales of the commercial vehicles in the second fiscal quarter of 2014 in the automobile industry, the OEM manufacturers were facing higher pressure from market this year. Therefore, they paid more attention to the quality and cost controls. Compared with some smaller auto parts manufacturers, we had better quality and cost controls on our products. As a result, our sales to the China OEM market increased by 4.2% from the second fiscal quarter of 2013, to $31.9 million. This increase is in contrast to the 14.4% decline in unit truck sales in Chinese automobile industry during the second fiscal quarter of 2014.

Our sales to the China aftermarket increased by $2.6 million or 20.3%, to $15.4 million for the second fiscal quarter of 2014, compared to $12.8 million for the same period of 2013. The reasons of the increase are: (1) Our large portfolio of products, with more new products, for the aftermarket provides us with a competitive advantage, enabling us to further penetrate and capture additional share in this segment; (2) To increase our market share, we did product promotion (price adjustment) in the second fiscal quarter of 2014; and (3) Accelerated urbanization and the Chinese government's increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $4.3 million or 30.5%, to $18.4 million for the second fiscal quarter of 2014, as compared to $14.1 million for the same period of 2013. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2014 were $47,209,861 an increase of $6,520,956 or 16.0% from $40,688,905 for the three month period ended June 30, 2013. Our gross profit increased by 10.1% from $16,822,099 for the second quarter of 2013 to $18,513,885 for the three month period ended June 30, 2014.

Gross margin decreased to 28.2% from 29.3% for the three month period ended June 30, 2014 compared with the same period of 2013. One of the reasons of the decrease is that, to strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket in the second fiscal quarter of 2014. The increased labor cost also decreased our gross margin for the three month period ended June 30, 2014. We intend to focus in 2014 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended June 30, 2014 were $38.7 million, an increase of $5.5 million or 16.6% from $33.2 million for the same period last year. The gross profit from Commercial Vehicle Brake Systems increased by 10.9% from $13.7 million for three month period ended June 30, 2013 to $15.2 million for the three month period ended June 30, 2014. Gross margin from Commercial Vehicle Brake Systems decreased to 28.2% from 29.2% for the three months period ended June 30, 2014 compared to the three month period ended June 30, 2013.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended June 30, 2014 were $8.5 million, an increase of $1.0 million or 13.3% from $7.5 million for the three month period ended June 30, 2013. The gross profit from Passenger Vehicle Brake Systems increased by 6.5% from $3.1 million for the three month period ended June 30, 2013 to $3.3 million for the three month period ended June 30, 2014. Gross margin from Passenger Vehicle Brake Systems decreased to 28.0% from 29.2% for the three months ended June 30, 2014, as compared with the same period in 2013.

Selling and Distribution Expenses

Selling and distribution expenses were $6,473,111 for the three months ended June 30, 2014, as compared to $4,911,344 for the same period of 2013, an increase of $1,561,767 or 31.8%.

The increase was mainly due to increased freight expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 9.8% for the three months ended June 30, 2014, as compared to 8.5% for the same period in 2013.

General and Administrative Expenses

General and administrative expenses were $4,710,874 for the three months ended June 30, 2014, as compared to $5,220,131 for the same period of 2013, a decrease of $509,257 or 9.8%. The decrease was mainly due to the decrease in allowance for doubtful accounts. In the second fiscal quarter of 2014, as compared to the same period in 2013, our allowance for doubtful accounts decreased, because we had less overdue account receivables. As a percentage of sales revenue, general and administrative expenses decreased to 7.2% for the three months ended June 30, 2014, as compared to 9.1% for the same period in 2013.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2014, research and development expenses were $2,200,558, as compared to $1,617,147 for the same period of 2013, an increase of $583,411.

Other Operating Income

Other operating income was $549,130 for the three months ended June 30, 2014, as compared to $632,105 for the three months ended June 30, 2013, a decrease of $82,975. The decrease was mainly due to a decrease in sales of raw material scraps for the three months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1,879,071 for the three months ended June 30, 2014, compared with that of $1,809,808 for the same period of 2013, an increase of $69,263. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

Financial Expenses

Financial expenses mainly consist of interest expenses, the financing expenses associated with our capital lease transaction and exchange loss. The financial expenses for the three months ended June 30, 2014, decreased by $13,036 to $479,058 from $492,094 for the same period of 2013, which was mainly due to the decreased interest expense related to bank loans and discounted bank and trade acceptance notes.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People’s Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the "High-Tech Enterprise" certificate by the Chinese government. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

Income tax expense was $651,210 for the three months ended June 30, 2014, as compared to $539,334 for the three months ended June 30, 2013. The increase was mainly due to increased pre-tax income.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Noncontrolling interest in subsidiaries represents a 10% noncontrolling interest in Ruian and 40% noncontrolling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to noncontrolling interest in subsidiaries amounted to $447,621 and $512,138 for the second fiscal quarter ended June 30, 2014 and 2013, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended June 30, 2014, increased by $97,682, to $4,132,474 from $4,034,792 for the fiscal quarter ended June 30, 2013 due to increased net income, which was caused by increased sales. The main factors contributing to our sales increase in the fiscal quarter ended June 30, 2014 include expansion of our portfolio of products and our adoption of product promotion strategy. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended June 30, 2014 and 2013, were both $0.21.

Results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Sales

	Six months ended		Six months ended
	June 30, 2014		June 30, 2013
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$93.9	81.2%	$80.9	81.9%
Passenger Vehicle Brake Systems	$21.8	18.8%	$17.9	18.1%

Total	$115.7	100.0%	$98.8	100.0%

Net sales were $115,717,035 and $98,829,164 for the six months ended June 30, 2014 and 2013, respectively, an increase of $16.9 million or 17.1%. The increase was due to the increased sales to China market and international market.

The sales from Commercial Vehicle Brake Systems increased by $13.0 million or 16.1%, to $93.9 million for the six months ended June 30, 2014, compared to $80.9 million for the same period of 2013. Due to the recovery of the commercial vehicle market in the six months ended June 30, 2014, the sales from the OEM market increased, which impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems increased by $3.9 million or 21.8%, to $21.8 million for the six months ended June 30, 2014, compared to $17.9 million for the same period of 2013. The increase was mainly due to the increase of the passenger vehicle sales in China in the first six months of 2014, which was increased by 11.2% to 9.63 million units from 8.67 million units for the same period last year.

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the six months ended June 30, 2014 and 2013, respectively, is set forth below:

		Percent	Six months	Percent
	Six months	of	ended	of
	ended June 30, 2014	Total Sales	June 30, 2013	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$60.5	52.3%	$53.4	54.0%	13.3%
China Aftermarket	$25.9	22.4%	$22.0	22.3%	17.7%
International market	$29.3	25.3%	$23.4	23.7%	25.2%
Total	$115.7	100.0%	$98.8	100.0%	17.1%

Considering the decline of the production and sales of the commercial vehicles in the six months of 2014 in the automobile industry, the OEM manufacturers were facing higher pressure from market this year. Therefore, they paid more attention to the quality and cost controls. Compared with some smaller auto parts manufacturers, we had better quality and cost controls on our products. As a result, our sales to the China OEM market increased by 13.3% from the six months ended June 30, 2014, to $60.5 million.

Our sales to the China aftermarket increased by $3.9 million or 17.7%, to $25.9 million for the six months ended June 30, 2014, compared to $22.0 million for the same period of 2013. The reasons of the increase are: (1) Our large portfolio of products, with more new products for the aftermarket provides us with a competitive advantage, enabling us to further penetrate and capture additional share in this segment; (2) To increase our market share, we did product promotion (price adjustment) in the second fiscal quarter of 2014; and (3) Accelerated urbanization and the Chinese government's increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $5.9 million or 25.2%, to $29.3 million for the six months ended June 30, 2014, as compared to $23.4 million for the same period of 2013. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2014 were $81,816,214, an increase of $12,032,972 or 17.2% from $69,783,242 for the same period last year. Our gross profit increased by 16.7% from $29,045,922 for the six months ended June 30, 2013 to $33,900,821 for the same period of 2014.

Gross margin decreased to 29.4% from 29.5% for the six months ended June 30, 2014, as compared with the same period of 2013. One of the reasons of the decrease is that, to strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket in the second fiscal quarter of 2014. The increased labor cost also decreased our gross margin for the six month period ended June 30, 2014. We intend to focus in 2014 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the six months ended June 30, 2014 were $66.4 million, an increase of $9.3 million or 16.3% from $57.1 million for the same period of 2013. The gross profit from Commercial Vehicle Brake Systems increased by 15.5% from $23.8 million for the six months ended June 30, 2013 to $27.5 for the same period of 2014. Gross margin from Commercial Vehicle Brake Systems decreased to 29.3% from 29.4% for the six months ended June 30, 2014 compared with the same period of 2013.

Cost of sales from Passenger Vehicle Brake Systems for the six months ended June 30, 2014 were $15.4 million, an increase of $2.7 million or 21.3% from $12.7 million for the same period of 2013. The gross profit from Passenger Vehicle Brake Systems increased by 23.1% from $5.2 for the six months ended June 30, 2013 to $6.4 for the same period of 2014. Gross margin from Passenger Vehicle Brake Systems increased to 29.4% from 29.1% for the six months ended June 30, 2014, as compared with the same period in 2013.

Selling and Distribution Expenses

Selling and distribution expenses were $12,178,605 for the six months ended June 30, 2014, as compared to $9,319,843 for the same period of 2013, an increase of $2,858,762 or 30.7%.

The increase was mainly due to increased freight expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 10.5% for the six months ended June 30, 2014, as compared to 9.4% for the same period in 2013.

General and Administrative Expenses

General and administrative expenses were $9,027,028 for the six months ended June 30, 2014, as compared to $9,383,277 for the same period of 2013, a decrease of $356,249 or 3.8%.

The decrease was mainly due to the decrease in allowance for doubtful accounts. In the second fiscal quarter of 2014, as compared to the same period in 2013, our allowance for doubtful accounts decreased, because we had less overdue account receivables. As a percentage of sales revenue, general and administrative expenses decreased to 7.8% for the six months ended June 30, 2014, as compared to 8.1% for the same period in 2013.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2014, research and development expenses were $3,691,757, as compared to $3,007,611 for the same period of 2013, an increase of $684,146.

Other Operating Income

Other operating income was $925,262 for the six months ended June 30, 2014, as compared to $835,892 for the six months ended June 30, 2013, an increase of $89,370. The increase was mainly due to an increase in sales of raw material scrap for the six months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses increased to $3,732,381 for the six months ended June 30, 2014, compared with that of $3,625,115 for the same period of 2013, an increase of $107,266. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment.

Financial Expenses

Financial expenses mainly consist of interest expenses, the financing expense associated with our capital lease transaction and exchange losses. The financial expenses for the six months ended June 30, 2014, decreased by $299,397 to $1,138,941 from $1,438,338 for the same period of 2013, which was mainly due to decreased exchange losses and interest expense.

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

Income tax expense was $1,164,445 for the six months ended June 30, 2014, as compared to $708,188 for the six months ended June 30, 2013. The increase was mainly due to increased pre-tax income.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH. Each of the non-controlling interest is held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $740,818 and $652,438 for the six months ended June 30, 2014 and 2013, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the six months ended June 30, 2014, increased by $1,634,606, to $6,902,777 from $5,268,171 for the six months ended June 30, 2013 due to increased net income, which was caused by increased sales. The main factors contributing to our sales increase in the six months ended June 30, 2014 include expansion of our portfolio of products and our adoption of product promotion strategy. Earnings per share (“EPS”), both basic and diluted, for the six months ended June 30, 2014 and 2013, were $0.36 and $0.27, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $27,020,085, as compared to cash and cash equivalents of $28,241,983 as of December 31, 2013. The Company had working capital of $155,521,961 at June 30, 2014, as compared to working capital of $144,658,883 at December 31, 2013, reflecting current ratios of 3.79:1 and 4.13:1, respectively.

OPERATING - Net cash used in operating activities was $4,379,173 for six months ended June 30, 2014 a decrease of $5,378,556, as compared with $999,383 of net cash provided by operating activities in the same period in 2013. Such decrease was primarily due to the increased cash outflow resulted by changes in accounts receivable.

INVESTING - During the six months ended June 30, 2014, the Company expended net cash of $2,008,225 in investing activities mainly for acquisition of new equipment to support the growth of the business. For the six months ended June 30, 2013, the Company expended net cash of $2,219,689 in investing activities.

FINANCING - During the six month period ended June 30, 2014, the cash provided by financing activities was $4,540,724. Cash used in financing activities was $2,749,989 for the six months ended June 30, 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased a building on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million.

The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights. Because of the change in personnel of the local government, there is no new development of negotiations regarding taxes related to the land use rights. Due to the lack of resolution of that issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. We plan to conclude negotiations with the government and to obtain the land use rights certificate as soon as practicable.

Even if the Company is unable to timely resolve obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company for the following reasons.

1.      The Company acquired the land use rights in a transaction between the Company and Ruili Group, a related party. Ruili Group, as the original land use right owner, has granted the land use right to the Company by contract which is supported by valid consideration.

2.     No third party would oppose the Company’s use of the land, because no third party has any interest in the land use right or property ownership right, other than the Ruili Group and the government.

a)      The Ruili Group promised that the Company has the right to use the land and related building, even before the land use certificate is transferred.

b)      According to the laws of China, the government owns all the land and the buildings attached to the land in China. Once the land use right is granted to Ruili Group, Ruili Group has the right to assign its land use rights to any third parties, including the Company, without interference from the government. Therefore, it is unlikely for the government to oppose the Company’s right to use the land and related building.

c)      The Company has made tax payments in full to the local government as if no reduction or exemption of tax is approved. Therefore, even if the reduction in tax request is rejected, the Company would not be liable for a substantial amount of taxes to the local government.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2014 were effective in all material respects to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as further amended. (1)

3.2	Amended and Restated Bylaws effective as of March 14, 2009. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : August 14, 2014	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)

