Form 10-Q
period 2014-09-30
SORL Auto Parts Inc
filed 2014-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of November 14, 2014 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

SORL Auto Parts, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2014 and December 31, 2013

	September 30, 2014		December 31, 2013
	(Unaudited)		(Audited)
Assets
Current Assets
Cash and cash equivalents	US$	37,902,347	US$	28,241,983
Accounts receivable, net of provision		65,347,362		57,912,384
Bank acceptance notes from customers		14,390,355		20,186,787
Inventories		81,310,370		76,364,019
Prepayments		6,595,695		3,773,750
Current portion of prepaid capital lease interest		326,269		453,053
Other current assets		1,871,590		2,537,300
Deferred tax assets		1,829,624		1,392,955
Total Current Assets		209,573,612		190,862,231
Fixed Assets
Machinery		50,225,617		46,475,961
Molds		1,418,227		1,388,218
Office equipment		2,110,131		1,960,476
Vehicles		2,062,119		2,248,280
Buildings		9,103,122		8,910,501
Machinery held under capital lease		29,012,601		28,396,853
Less: accumulated depreciation		(50,114,599)		(44,175,888)
Property, plant and equipment, net		43,817,218		45,204,401
Leasehold improvements		220,632		264,612

Land Use Rights, Net		14,437,566		14,409,170

Other Non-Current Assets

Intangible assets		81,051		176,302
Less: accumulated amortization		(40,526)		(126,031)
Intangible assets, net		40,525		50,271
Security deposits on lease agreement		1,857,549		1,818,244
Non-current portion of prepaid capital lease interest		151,753		371,355
Total Other Non-Current Assets		2,049,827		2,239,870
Total Assets	US$	270,098,855	US$	252,980,284

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, including $792,275 and $810,310 due to related parties at September 30, 2014 and December 31, 2013, respectively.	US$	8,627,664	US$	13,290,282
Deposit received from customers		15,733,550		13,931,658
Short term bank loans		8,187,452		4,526,863
Income tax payable		477,655		494,658
Accrued expenses		12,324,370		10,066,969
Current portion of capital lease obligations		3,715,098		3,636,488
Other current liabilities, including $203,560 and $94,246 due to related parties at September 30, 2014 and December 31, 2013, respectively.		1,853,114		256,430
Total Current Liabilities		50,918,903		46,203,348

Non-Current Liabilities
Non-current portion of capital lease obligations		4,643,873		7,272,975
Total Non-Current Liabilities		4,643,873		7,272,975

Total Liabilities	US$	55,562,776	US$	53,476,323

Stockholders' Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2014 and December 31, 2013		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		11,600,638		10,609,435
Accumulated other comprehensive income		26,357,421		22,465,720
Retained earnings		113,356,629		104,544,120
Total SORL Auto Parts, Inc. Stockholders' Equity		193,552,311		179,856,898
Noncontrolling Interest In Subsidiaries		20,983,768		19,647,063
Total Equity		214,536,079		199,503,961
Total Liabilities and Stockholders' Equity	US$	270,098,855	US$	252,980,284

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries Consolidated Statements of Income and Comprehensive Income For The Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Sales	US$	58,702,505	US$	54,488,640	US$	174,419,540	US$	153,317,804
Include: sales to related parties		534,195		825,101		2,169,778		2,067,673
Cost of sales		43,240,746		39,075,431		125,056,960		108,858,673

Gross profit		15,461,759		15,413,209		49,362,580		44,459,131
Expenses:
Selling and distribution expenses		5,871,463		5,277,020		18,050,068		14,596,863
General and administrative expenses		3,759,307		3,696,715		12,786,335		13,079,992
Research and development expenses		2,242,620		2,384,902		5,934,377		5,392,513

Total operating expenses		11,873,390		11,358,637		36,770,780		33,069,368

Other operating income		545,752		444,791		1,471,014		1,280,683

Income from operations		4,134,121		4,499,363		14,062,814		12,670,446

Other income		100,534		413,862		352,130		505,215
Financial expenses		(634,282)		(770,418)		(1,773,223)		(2,208,756)
Non-operating expenses		(44,637)		(77,073)		(277,945)		(272,374)

Income before provision for income taxes		3,555,736		4,065,734		12,363,776		10,694,531

Provision for income taxes		391,988		332,027		1,556,433		1,040,215

Net income	US$	3,163,748	US$	3,733,707	US$	10,807,343	US$	9,654,316

Net income attributable to noncontrolling interest in subsidiaries		262,813		423,087		1,003,631		1,075,525

Net income attributable to common stockholders	US$	2,900,935	US$	3,310,620	US$	9,803,712	US$	8,578,791

Comprehensive income:

Net income	US$	3,163,748	US$	3,733,707	US$	10,807,343	US$	9,654,316

Foreign currency translation adjustments		(108,081)		1,023,444		4,224,775		4,833,515

Comprehensive income		3,055,667		4,757,151		15,032,118		14,487,831

Comprehensive income attributable to noncontrolling interest in subsidiaries		193,652		532,333		1,336,705		1,564,259

Comprehensive income attributable to common shareholders	US$	2,862,015	US$	4,224,818	US$	13,695,413	US$	12,923,572

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.15	US$	0.17	US$	0.51	US$	0.44

EPS - diluted	US$	0.15	US$	0.17	US$	0.51	US$	0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months Ended September 30,
	2014		2013

Cash Flows from Operating Activities
Net income	US$	10,807,343	US$	9,654,316
Adjustments to reconcile net income to net cash
from operating activities:

Allowance for doubtful accounts		1,697,068		1,371,727
Depreciation and amortization		5,597,867		5,617,369
Deferred income tax		(405,594)		(252,018)
Loss on disposal of fixed assets		35,655		5,196
Changes in assets and liabilities:
Account receivable		(7,790,502)		8,037,713
Bank acceptance notes from customers		6,153,022		(12,252,121)
Other currents assets		755,849		(1,756,558)
Inventories		(3,305,061)		(12,687,012)
Prepayments		(2,716,212)		(319,823)
Prepaid capital lease interest		362,790		342,776
Accounts payable		(4,895,398)		(6,259,596)
Income tax payable		(26,461)		-
Deposits received from customers		1,506,420		7,317,768
Other current liabilities and accrued expenses		3,630,457		2,248,257

Net Cash Flows Provided By Operating Activities		11,407,243		1,067,994

Cash Flows from Investing Activities
Acquisition of property and equipment		(2,994,571)		(3,356,852)
Proceeds of disposal of fixed assets		57,339		14,602
Net Cash Flows Used In Investing Activities		(2,937,232)		(3,342,250)

Cash Flows from Financing Activities
Proceeds from bank loans		28,383,953		60,307,996
Repayment of bank loans		(24,924,952)		(69,079,151)
Repayment of capital lease		(2,776,407)		(11,400,163)
Proceeds from capital lease		-		12,783,841
Net Cash flows Provided By (Used In) Financing Activities		682,594		(7,387,477)

Effects on changes in foreign exchange rate		507,759		928,771

Net change in cash and cash equivalents		9,660,364		(8,732,962)

Cash and Cash Equivalents- Beginning of the Year		28,241,983		41,253,353

Cash and Cash Equivalents - End of the Period	US$	37,902,347	US$	32,520,391

Supplemental Cash Flow Disclosures:
Interest paid	US$	1,126,215	US$	1,247,619
Tax paid	US$	1,983,823	US$	1,772,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For The Nine Months Ended September 30, 2014 (Unaudited)

			Additional			Accumu. Other
	Number	Common	Paid-in		Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	of Shares	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2014	19,304,921	$38,609	$42,199,014	$10,609,435	$104,544,120	$22,465,720	$179,856,898	$19,647,063	$199,503,961

Net income	-	-	-	-	9,803,712	-	9,803,712	1,003,631	10,807,343

Foreign currency translation adjustment	-	-	-	-	-	3,891,701	3,891,701	333,074	4,224,775

Transfer to reserve	-	-	-	991,203	(991,203)	-	-	-	-

Ending Balance - September 30, 2014	19,304,921	$38,609	$42,199,014	$11,600,638	$113,356,629	$26,357,421	$193,552,311	$20,983,768	$214,536,079

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-Foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement between the Ruili Group Co., Ltd. (the “Ruili Group”) and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in China in 1987 and specializes in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture.

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

On August 31, 2010, the Company, through the Joint Venture, executed an agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (a related party under common control). As a result of this acquisition, the Company’s product offerings expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately US $25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, and accounts receivable at book values of US $8.0 million, US $8.0 million and US $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller’s business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2013 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other reports filed with the SEC.

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

NOTE C- RECENTLY ISSUED FINANCIAL STANDARDS

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

The following related party transactions are reported for the three months and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$178,095	$—	$1,650,115	$551,457
Ruian Kormee Vehicle Brake Co., Ltd.	326,002	692,079	1,095,959	1,508,268
The Ruili Group	862,037	1,302,818	2,905,090	3,349,422

Total Purchases	$1,366,134	$1,994,897	$5,651,164	$5,409,147

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$153,236	$307,816	$1,127,947	$597,387
Ruian Kormee Vehicle Brake Co., Ltd.	12,743	22,135	68,482	22,135
The Ruili Group	368,216	495,150	973,349	1,448,151

Total Sales	$534,195	$825,101	$2,169,778	$2,067,673

	September 30,	December 31,
	2014	2013
ACCOUNTS PAYABLE
Ruian Kormee Vehicle Brake Co., Ltd.	$38,490	$445,896
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	728,641	—
The Ruili Group	25,144	364,414
Total	$792,275	$810,310

OTHER PAYABLES
MGR Hong Kong Limited	$180,099	$94,246
The Ruili Group	23,461	—
Total	$203,560	$94,246

The Company entered into several lease agreements with a related party, the Ruili Group, see Note M for more details.

In addition, the Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB 108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014.

NOTE E - ACCOUNTS RECEIVABLE

No customer individually accounted for more than 10% of our revenues or accounts receivable for the nine months ended September 30, 2014. The changes in the allowance for doubtful accounts at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Beginning balance	$3,813,415	$998,492
Add: Increase to allowance	1,782,739	2,814,923
Less: Accounts written off	—	—

Ending balance	$5,596,154	$3,813,415

	September 30,	December 31,
	2014	2013
Accounts receivable	$70,943,516	$61,725,799
Less: allowance for doubtful accounts	(5,596,154)	(3,813,415)

Account receivable balance, net	$65,347,362	$57,912,384

NOTE F - INVENTORIES

At September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials	$8,483,140	$12,380,061
Work in process	35,663,894	31,546,330
Finished goods	37,192,045	32,466,337
Less: Write-down of inventories	(28,709)	(28,709)

Total inventories	$81,310,370	$76,364,019

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Machinery	$50,225,617	$46,475,961
Molds	1,418,227	1,388,218
Office equipment	2,110,131	1,960,476
Vehicles	2,062,119	2,248,280
Buildings	9,103,122	8,910,501
Machinery held under capital lease	29,012,601	28,396,853

Sub-Total	93,931,817	89,380,289

Less: Accumulated depreciation	(50,114,599)	(44,175,888)

Property, plant and equipment, net	$43,817,218	$45,204,401

Depreciation expense charged to operations was $5,247,145 and $5,101,292 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred tax assets - current
Allowance for doubtful accounts	$846,488	$578,928
Revenue (net of cost)	45,459	8,653
Unpaid accrued expenses	122,247	105,558
Warranty	815,430	699,816
Deferred tax assets	1,829,624	1,392,955
Valuation allowance	―	―
Net deferred tax assets - current	$1,829,624	$1,392,955

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in U.S. as the Company had no U.S. taxable income for the reporting period. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Secured	$8,187,452	$4,526,863

The Company obtained those short term loans from Bank of China, Agricultural Bank of China, and China Construction Bank, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 2.73% to 3.62% per annum. The maturity dates of the loans ranged from November 11, 2014 to November 27, 2015.

Corporate or personal guarantee:
$5.1 Million	Guaranteed by the Ruili Group, a related party;
$3.1 Million	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.

NOTE J –CAPITAL LEASE OBLIGATIONS

	September 30, 2014	December 31, 2013

Total capital lease obligations	$8,358,971	$10,909,463
Less: Current portion	(3,715,098)	(3,636,488)
Non-current portion	$4,643,873	$7,272,975

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The duration of the new agreement is 48 months with an interest rate of 6.4% per annum and is secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company is RMB 91,428,571 (approximately US $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately US $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately US $1,703,212) after the discount and is obligated for the payment of RMB 1,904,762 (approximately US $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the nine months of 2014 and 2013 is as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in those HK company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
China Statutory income exemption	-10.00%	-10.00%
Additional deduction allowed for R&D expenses	-3.60%	-4.81%
Other items	1.19%	-0.46%

Effective tax rate	12.59%	9.73%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at September 30, 2014. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2014. In the nine months ended September 30, 2014, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2014 and 2013, respectively, are summarized as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Current	$1,962,026	$1,292,233
Deferred	(405,593)	(252,018)

Total	$1,556,433	$1,040,215

As of September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

NOTE L - NONCONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Ruili Group, in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $1,003,631 and $1,075,525 for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

10% non-controlling interest in Ruian	$1,101,336	$941,410
40% non-controlling interest in SIH	(97,705)	134,115

Total	$1,003,631	$1,075,525

NOTE M – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB 2,100,000 (approximately US $333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 32,410 square meters manufacturing plant for its new purchased Passenger Vehicle Brake Systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB 8,137,680 (approximately US $1,293,070).

The lease expenses were $1,221,583 and $1,220,069 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were $1,717,235 and $1,589,950 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2014 was as follows:

Beginning balance at January 1, 2014	$4,665,439
Aggregate reduction for payments made	(946,477)
Aggregate increase for new warranties issued during current period	1,717,235
Ending balance at September 30, 2014	$5,436,197

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

	Nine Months Ended September 30,
	2014		2013

NET SALES TO EXTERNAL CUSTOMERS
Commercial Vehicle Brake Systems		$141,967,713		$124,244,854
Passenger Vehicle Brake Systems		32,451,827		29,072,950

Net sales		$174,419,540		$153,317,804
INTERSEGMENT SALES
Commercial Vehicle Brake Systems	$	―	$	―
Passenger Vehicle Brake Systems		―		―

Intersegment sales	$	―	$	―
GROSS PROFIT
Commercial Vehicle Brake Systems		$40,178,369		$36,028,550
Passenger Vehicle Brake Systems		9,184,211		8,430,581

Gross profit		$49,362,580		$44,459,131
Other operating income		1,471,014		1,280,683
Selling and distribution expenses		18,050,068		14,596,863
General and administrative expenses		12,786,335		13,079,992
Research and development expenses		5,934,377		5,392,513
Income from operations		14,062,814		12,670,446
Financial expenses		(1,773,223)		(2,208,756)
Other income		352,130		505,215
Non-operating expenses		(277,945)		(272,374)

Income before income tax expense		$12,363,776		$10,694,531
CAPITAL EXPENDITURE
Commercial Vehicle Brake Systems		$2,437,413		$2,730,650
Passenger Vehicle Brake Systems		557,158		626,202

Total		$2,994,571		$3,356,852
DEPRECIATION AND AMORTIZATION
Commercial Vehicle Brake Systems		$4,556,349		$4,552,173
Passenger Vehicle Brake Systems		1,041,518		1,065,196

Total		$5,597,867		$5,617,369

	September 30, 2014	December 31, 2013

TOTAL ASSETS
Commercial Vehicle Brake Systems	$219,845,303	$205,310,702
Passenger Vehicle Brake Systems	50,253,552	47,669,582

Total	$270,098,855	$252,980,284

	September 30, 2014	December 31, 2013

LONG LIVED ASSETS
Commercial Vehicle Brake Systems	$49,264,150	$50,413,024
Passenger Vehicle Brake Systems	11,261,093	11,705,029

Total	$60,525,243	$62,118,053

NOTE P – CONTINGENCIES

(1)	According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiations regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. Even if it is unable to resolve the tax issues and obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company.

(2)	The Company provides guarantees to the loans obtained by Ruili Group from the Bank of Ningbo in the amount of RMB108,000,000 (approximately US $17,182,404) for the period from September 26, 2013 to September 25, 2014.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; and our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

Results of Operations

Results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Sales

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$48.1	81.9%	$43.3	79.4%
Passenger Vehicle Brake Systems	$10.6	18.1%	$11.2	20.6%

Total	$58.7	100.0%	$54.5	100.0%

Net sales were $58,702,505 and $54,488,640 for the three months ended September 30, 2014 and 2013, respectively, an increase of $4.2 million or 7.7%. The increase was due to the increased sales of Commercial Vehicle Brake Systems to China market and after market.

The sales from Commercial Vehicle Brake Systems increased by $4.8 million or 11.1%, to $48.1 million for the third fiscal quarter of 2014, compared to $43.3 million for the same period of 2013. Our high quality, low cost products continued to generate higher sales and further penetrated the commercial vehicle market, which impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems decreased by $0.6 million or 5.4%, to $10.6 million for the third fiscal quarter of 2014, compared to $11.2 million for the same period of 2013. The decrease was mainly due to the adjustment of our customer structure in the third fiscal quarter of 2014, namely reducing or suspending sales to customers who have long term overdue payment or who makes relatively small amount of orders.

A breakdown of net sales revenue for China OEM market, China aftermarket and international market for the third fiscal quarter of the 2014 and 2013, respectively, is set forth below:

	Three Months		Three Months
	Ended	Percent	Ended	Percent
	September 30, 2014	of Total Sales	September 30, 2013	of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$24.0	40.9%	$22.3	40.8%	7.8%
China Aftermarket	$17.2	29.3%	$13.1	24.1%	31.5%
International market	$17.5	29.8%	$19.1	35.1%	-8.7%

Total	$58.7	100.0%	$54.5	100.0%	7.7%

Our sales to the Chinese OEM market increased by 7.8% from the third fiscal quarter of 2013, to $24.0 million. This increase is mainly a result of continued market demand of commercial vehicles that meet the Chinese National III standard for vehicles in the third fiscal quarter of 2014..

Our sales to the China aftermarket increased by $4.1 million or 31.5%, to $17.2 million for the third fiscal quarter of 2014, compared to $13.1 million for the same period of 2013. The reasons of the increase are: (1) Our large portfolio of products for the aftermarket provides us with a competitive advantage, enabling us to further penetrate and capture additional share in this segment; (2) Our new products with advanced features have increased our ability to service a wider range of vehicles coming off warranty, driving unit growth in both the OEM and aftermarket in the third fiscal quarter of 2014. (3) Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales decreased by $1.6 million or 8.7%, to $17.5 million for the third fiscal quarter of 2014, as compared to $19.1 million for the same period of 2013. The decrease was mainly due to the weak economy in Europe and the crisis in Ukraine.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2014 were $43,240,746, an increase of $4.2 million or 10.7% from $39,075,431 for the three months ended September 30, 2013. Our gross profit increased by 0.3% from $15,413,209 for the period of 2013 to $15,461,759 for the three months ended September 30, 2014.

Gross margin decreased to 26.3% from 28.3% for the three months ended September 30, 2014 compared with the same period of 2013. One of the reasons for the decrease is that, to strengthen our competitiveness and increase our market share, we started the product promotion in the third fiscal quarter of 2014. The increased labor cost also decreased our gross margin for the three months ended September 30, 2014. We intend to focus in 2014 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months ended September 30, 2014 were $35.4 million, an increase of $4.4 million or 14.1% from $31.0 million for the same period last year. The gross profit from Commercial Vehicle Brake Systems increased by 3.4% from $12.2 million for three months ended September 30, 2013 to $12.7 million for the three months ended September 30, 2014. Gross margin from Commercial Vehicle Brake Systems decreased to 26.3% from 28.3% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease is resulted from product promotion and increased labor cost as explained above.

Cost of sales from Passenger Vehicle Brake Systems for the three months ended September 30, 2014 were $7.8 million, an decrease of $0.2 million or 2.7% from $8.0 million for the three month ended September 30, 2013. The gross profit from Passenger Vehicle Brake Systems decreased by 11.8% from $3.2 million for the three month ended September 30, 2013 to $2.8 million for the three month ended September 30, 2014. Gross margin from Passenger Vehicle Brake Systems decreased to 26.3% from 28.3% for the three months ended September 30, 2014, as compared with the same period in 2013. This decrease is resulted from product promotion and increased labor cost as explained above.

Selling and Distribution Expenses

Selling and distribution expenses were $5,871,463 for the three months ended September 30, 2014, as compared to $5,277,020 for the same period of 2013, an increase of $0.6 million or 11.3%.

The increase was mainly due to increased freight expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 10.0% for the three months ended September 30, 2014, as compared to 9.7% for the same period in 2013.

General and Administrative Expenses

General and administrative expenses were $3,759,307 for the three months ended September 30, 2014, as compared to $3,696,715 for the same period of 2013, an increase of $62,592 or 1.7%. The increase was mainly due to increases in labor expenses and administrative expenses. As a percentage of sales revenue, general and administrative expenses decreased to 6.4% for the three months ended September 30, 2014, as compared to 6.8% for the same period in 2013.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2014, research and development expenses were $2,242,620, as compared to $2,384,902 for the same period of 2013, a decrease of $142,282.

Other Operating Income

Other operating income was $545,752 for the three months ended September 30, 2014, as compared to $444,791 for the three months ended September 30, 2013, an increase of $100,961. The increase was mainly due to the increase in sales of raw material scraps for the three months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1,865,486 for the three months ended September 30, 2014, compared with that of $1,992,254 for the same period of 2013, a decrease of $126,768. The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated for the three months ended September 30, 2014.

Financial Expenses

Financial expenses mainly consist of interest expenses, the financing expenses associated with our capital lease transaction and exchange loss. The financial expenses for the three months ended September 30, 2014, decreased by $136,136 to $634,282 from $770,418 for the same period of 2013, which was mainly due to decreased interest expense related bank loans and discounted bank and trade acceptance notes.

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

Income tax expense was $391,988 for the three months ended September 30, 2014, as compared to $332,027 for the three months ended September 30, 2013.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Noncontrolling interest in subsidiaries represents a 10% noncontrolling interest in Ruian and 40% noncontrolling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to noncontrolling interest in subsidiaries amounted to $262,813 and $423,087 for the third fiscal quarter ended September 30, 2014 and 2013, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended September 30, 2014, decreased by $409,685, to $2,900,935 from $3,310,620 for the fiscal quarter ended September 30, 2013 due to the increase in cost of sales and decrease of the gross margin. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended September 30, 2014 and 2013, were $0.15 and $0.17.

Results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Sales

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$142.0	81.4%	$124.2	81.0%
Passenger Vehicle Brake Systems	$32.4	18.6%	$29.1	19.0%

Total	$174.4	100.0%	$153.3	100.0%

Net sales were $174,419,540 and $153,317,804 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $21.1 million or 13.8%. The increase was due to the increased sales to China market and after market.

The sales from Commercial Vehicle Brake Systems increased by $17.8 million or 14.3%, to $142.0 million for the nine months ended September 30, 2014, compared to $124.2 million for the same period of 2013. Due to the recovery of the commercial vehicle market during the nine months ended September 30, 2014, the sales from the OEM market increased, which impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems increased by $3.3 million or 11.6%, to $32.4 million for the nine months ended September 30, 2014, compared to $29.1 million for the same period of 2013. The increase was mainly due to the adjustment of our customer structure in the nine months ended September 30, 2014, namely reducing or suspending sales to customers who have long term overdue payment or who makes relatively small amount of orders.

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the nine months ended September 30, 2014 and 2013, respectively, is set forth below:

	Nine Months	Percent	Nine Months	Percent
	Ended	of	Ended	of
	September 30, 2014	Total Sales	September 30, 2013	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$84.5	48.5%	$75.7	49.3%	11.6%
China Aftermarket	$43.1	24.7%	$35.1	22.9%	22.8%
International market	$46.8	26.8%	$42.5	27.8%	9.9%
Total	$174.4	100.0%	$153.3	100.0%	13.8%

The favorable Chinese vehicle license plate policies toward the National III standard vehicles are set to expire by January 1, 2015, which resulted in the higher demand for commercial vehicles in China for the nine months ended September 30, 2014. As a result, our sales to the Chinese OEM market increased by 11.6% from the nine months ended September 30, 2014, to $84.5 million.

Our sales to the China aftermarket increased by $8.0 million or 22.8%, to $43.1 million for the nine months ended September 30, 2014, compared to $35.1 million for the same period of 2013. Our large portfolio of products for the aftermarket provides us with a competitive advantage, enabling us to further penetrate and capture additional share in this segment. Our new products with advanced features have increased our ability to service a wider range of vehicles coming off warranty, driving unit growth in both the OEM and aftermarket during the nine months ended September 30, 2014. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $4.3 million or 9.9%, to $46.8 million for the nine months ended September 30, 2014, as compared to $42.5 million for the same period of 2013. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2014 were $125,056,960, an increase of $16.2 million or 14.9% from $108,858,673 for the same period last year. Our gross profit increased by 11.0% from $44,459,131 for the nine months ended September 30, 2013 to $49,362,580 for the same period of 2014.

Gross margin decreased to 28.3% from 29.0% for the nine months ended September 30, 2014, as compared with the same period of 2013. One of the reasons for the decrease is that, to strengthen our competitiveness and increase our market share, we started the product promotion in the nine month period ended September 30, 2014. The increased labor cost also decreased our gross margin for the nine month period ended September 30, 2014. We intend to focus in 2014 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the nine months ended September 30, 2014 were $101.8 million, an increase of $13.6 million or 15.4% from $88.2 million for the same period of 2013. The gross profit from Commercial Vehicle Brake Systems increased by 11.5% from $36.0 million for the nine months ended September 30, 2013 to $40.2 for the same period of 2014. Gross margin from Commercial Vehicle Brake Systems decreased to 28.3% from 29.0% for the nine months ended September 30, 2014 compared with the same period of 2013.

Cost of sales from Passenger Vehicle Brake Systems for the nine months ended September 30, 2014 were $23.3 million, an increase of $2.6 million or 12.7% from $20.6 million for the same period of 2013. The gross profit from Passenger Vehicle Brake Systems increased by 8.9% from $8.4 million for the nine months ended September 30, 2013 to $9.2 for the same period of 2014. Gross margin from Passenger Vehicle Brake Systems decreased to 28.3% from 29.0% for the nine months ended September 30, 2014, as compared with the same period in 2013.

Selling and Distribution Expenses

Selling and distribution expenses were $18,050,068 for the nine months ended September 30, 2014, as compared to $14,596,863 for the same period of 2013, an increase of $3,453,205 or 23.7%.

The increase was mainly due to increased freight expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 10.3% for the nine months ended September 30, 2014, as compared to 9.5% for the same period in 2013.

General and Administrative Expenses

General and administrative expenses were $12,786,335 for the nine months ended September 30, 2014, as compared to $13,079,992 for the same period of 2013, a decrease of $0.3 million or 2.2%.

The decrease was mainly due to the cost control measures implemented during this quarter. As a percentage of sales revenue, general and administrative expenses decreased to 7.3% for the nine months ended September 30, 2014, as compared to 8.5% for the same period in 2013.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the nine months ended September 30, 2014, research and development expenses were $5,934,377, as compared to $5,392,513 for the same period of 2013, an increase of $0.5 million.

Other Operating Income

Other operating income was $1,471,014 for the nine months ended September 30, 2014, as compared to $1,280,683 for the nine months ended September 30, 2013, an increase of $190,331. The increase was mainly due to an increase in sales of raw material scrap for the nine months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses decreased to $5,597,867 for the nine months ended September 30, 2014, compared with that of $5,617,369 for the same period of 2013, a decrease of $19,502. The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated for the nine months ended September 30, 2014.

Financial Expenses

Financial expenses mainly consist of interest expenses, the financing expense associated with our capital lease transaction and exchange losses. The financial expenses for the nine months ended September 30, 2014, decreased by $435,533 to $1,773,223 from $2,208,756 for the same period of 2013, which was mainly due to decreased exchange losses and interest expense.

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

Income tax expense was $1,556,433 for the nine months ended September 30, 2014, as compared to $1,040,215 for the nine months ended September 30, 2013. The increase was mainly due to increased pre-tax income.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Noncontrolling interest in subsidiaries represents a 10% noncontrolling interest in Ruian and 40% non-controlling interest in SIH. Each of the noncontrolling interest is held by our Joint Venture partners. Net income attributable to noncontrolling interest in subsidiaries amounted to $1,003,631 and $1,075,525 for the nine months ended September 30, 2014 and 2013, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the nine months ended September 30, 2014, increased by $1,224,921, to $9,803,712 from $8,578,791 for the nine months ended September 30, 2013, due to increased net income, which was caused by increased sales. The main factors contributing to our sales increase in the nine months ended September 30, 2014 include expansion of our portfolio of products and our adoption of product promotion strategy. Earnings per share (“EPS”), both basic and diluted, for the nine months ended September 30, 2014 and 2013, were $0.51 and $0.44, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalents of $37,902,347, as compared to cash and cash equivalents of $28,241,983 as of December 31, 2013. The Company had working capital of $158,654,709 at September 30, 2014, as compared to working capital of $144,658,883 at December 31, 2013, reflecting current ratios of 4.12:1 and 4.13:1, respectively.

OPERATING - Net cash provided by operating activities was $11,407,243 for nine months ended September 30, 2014, an increase of $10,399,249, as compared with $1,067,994 of net cash provided by operating activities in the same period in 2013. Such increase was primarily due to the increased cash inflow resulted by changes in bank acceptance notes from customers.

INVESTING - During the nine months ended September 30, 2014, the Company expended net cash of $2,937,232 in investing activities mainly for acquisition of new equipment to support the growth of the business. For the nine months ended September 30, 2013, the Company expended net cash of $3,342,250 in investing activities.

FINANCING - During the nine month ended September 30, 2014, the cash provided by financing activities was $682,594. Cash used in financing activities was $7,387,477 for the nine months ended September 30, 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

b)     According to the laws of China, the government owns all the land and the buildings attached to the land in China. Once the land use right is granted to Ruili Group, Ruili Group has the right to assign its land use rights to any third parties, including the Company, without interference from the government. Therefore, it is unlikely that the government will oppose the Company’s right to use the land and related building.

c)      The Company has reserved tax payables in the amount of RMB 4,560,000 (approximately $724,580) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

ITEM 3. CONTRACTUAL OBLIGATIONS

As of September 30, 2014, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 5. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2014 were effective in all material respects to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as further amended (approved May 27, 2010). (1)

3.2	Amended and Restated Bylaws effective as of March 14, 2009. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : November 14, 2014	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Financial Officer)

