Form 10-K
period 2014-12-31
SORL Auto Parts Inc
filed 2015-03-31
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

NO.1169 YUMENG ROAD

RUIAN ECONOMIC DEVELOPMENT DISTRICT

RUIAN CITY, ZHEJIANG PROVINCE 325200

PEOPLE’S REPUBLIC OF CHINA

(Address of Principal Executive Offices, including zip code.)

86-577-65817720

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK: $0.002 PAR VALUE	NASDAQ GLOBAL MARKET

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

Yes ☐ No ☒

State registrant’s revenues for its most recent fiscal year December 31, 2014: $237,654,865.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2014, the value was approximately $23,916,009.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of March 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, which is expected to be filed no later than 120 days after December 31, 2014, are incorporated by reference into Part III Items 10, 11, 12, 13 and of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of SORL Auto Parts, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. Risk Factors section of this Annual Report on Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Incorporated on March 24, 1982, SORL Auto Parts, Inc. is a Delaware corporation. Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-Foreign joint venture (the “Joint Venture” or “Ruian”), SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) develops, manufactures and distributes automotive brake systems and other key safety related auto parts to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and aboard. The Company’s products are used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

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

On January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”). The Ruili Group began its automotive air brake valve business in 1987. The acquisition was accomplished by transfer from the Ruili Group to Fairford of relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machineries, and the assumption of short and long term borrowings for a purchase price of $6,390,000. The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm. Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture. The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

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

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company, together with his wife and brother, owns 63% of the registered capital of Ruili Group, and owns more than 50% of the outstanding common stock of SORL. This results in the acquisition being accounted for using the historical costs of the financial statements of the Ruili Group. The consolidated financial statements, and the Management’s Discussion and Analysis contained in Item 7 of this report, have been prepared as if the acquisition took place at the earliest time presented. The asset purchase was deemed to be the acquisition of a business.

STRATEGIC PLAN

With the reduced investment in real estate and infrastructure and the implementation of the Chinese IV Emission Standard which increases the cost of commercial vehicles, the China commercial vehicles market experienced performance decline in 2014, after two years of continuous lower growth in 2012 and 2013. Due to the continued decline in real estate and infrastructure investment, the Company’s management projects the commercial vehicle market will have a slight decline or a small growth in 2015. In 2015, our strategic plan includes these elements:

•	Enhance sales to the light truck market. We intend to the mini-truck market which has a small growth in 2014 despite the decrease of the overall truck market.

•	Expand sales into the railway transportation market to further extend the product line. We have established a team and also search for talents to develop advanced and high value-added products to our railway transportation market customers.

•	Improve manufacturing technology and further computerize our manufacturing. We expect to continue to improve our manufacturing process to enhance product quality. We anticipate that improvement of manufacturing technology will further automate our manufacturing process, thereby reducing human error, increasing manufacturing efficiency, lowering production costs and further ensuring consistent quality of our products.

•	Expand through strategic alliance and acquisitions. We are exploring opportunities to expand our international sales network through new joint ventures with or acquisitions of other automotive parts manufacturers outside of China, as well as auto parts distributors or repair factories with established sales networks outside of China. We will seek acquisition targets that can easily be integrated into our product manufacturing and corporate management, or strong joint-venture partners that would become major customers.

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

We seek to introduce new products, such as the braking system products for passenger vehicles and railway transportation vehicles. When working with a customer, our goal is to understand the need of each customer and apply our extensive experience and innovative technology to deliver products that meet such need. We support our products with a full range of styling, design, testing and manufacturing capabilities, including just-in-time and in-sequence delivery.

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

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test (an ISO technical specification aiming to develop a quality management system that provides for continued improvement, emphasizing defect prevention and the reduction of variation and waste in the supply chain) conducted by the TUV CERT Certification Body of TUV Industries Service GmbH in 2004, and its annual review in 2013. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed included ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufactures (“CAAM”) in 2014, China is current the largest automotive market in the world. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

Based on statistics published by the CAAM in 2014, China’s automobile output and sales volume both reached record high levels of 23.72 million and 23.49 million units, which was increased by 7.26% and 6.86% compared with 2013 figures. The output and sales volume of commercial vehicles decreased by 5.69% to 3.80 million units and 6.53% to 3.79 million units, respectively.

The decrease of the overall sales of commercial vehicles in China in 2014 could be attributed to less capital investment in the commercial real estate market and infrastructure and the implementation of the Chinese IV Emission Standard, which led to the decrease in the volume of goods transported, as well as the higher production cost and higher price of commercial vehicles.

The Chinese auto parts industry is highly fragmented. Management believes that the future development of China’s auto parts industry will likely be:

☐	To keep pace with the rapid development of new automobile technologies.

☐	To meet the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.

☐	To partner with OEM customers in the entire process from product design, development and production to cost control, quality control and final delivery.

☐	To restructure the industry and form large auto parts manufacturing groups which will enhance the overall competitiveness of Chinese auto parts manufacturers when compete with leading international manufacturers.

MARKET AND CUSTOMERS

We strengthened our sales and marketing efforts in 2014. The sales person headcount for domestic (PRC) sales and international sales was 62 and 58, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The Company renewed the license from Ruili Group in 2012 and he license currently expires in 2022. We have an agreement with the Ruili Group that the term of the license will be extended if the trademark registration for the trade name is renewed. The term of the trademark license will continue be extended if the trade name registration is renewed.

Based on our outstanding performance in 2014, management believes that we are the leading commercial vehicle air brake systems manufacturer in China. In general, the market can be divided into three segments: Chinese OEMs Market, Chinese Aftermarket, and International Market. The above identified markets account for approximately 47.2%, 25.9% and 26.9%, respectively, of the Company’s annual sales for 2014.

Chinese OEM Market - We have established long-term business relationships with most of the major vehicle manufacturers in China. We sell our products to approximately 70 major vehicle manufacturers, including a majority of the key truck manufacturers in China. In addition to heavy-duty trucks, our products are also widely used in brake systems for buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated our brake systems.

The table below presents comparative information for 2014 and 2013 on the Company’s top five OEM customers.

Ranking	Customer	% of 2014 Sales	Customer	% of 2013 Sales

1	FAW Jiefang Automotive Co., Ltd.	4.6%	Dongfeng Axle Co., Ltd.	6.3%
2	Dongfeng Axle Co., Ltd.	4.5%	FAW Jiefang Automotive Co., Ltd.	4.8%
3	Beiqi Foton Motor Co.,Ltd	4.2%	FAW Jiefang Qingdao Automotive Co., Ltd.	4.0%
4	FAW Jiefang Qingdao Automotive Co., Ltd.	3.9%	Dongfeng Axle Co., Ltd. ShiYan Automobile Works	3.7%
5	Shaanxi Hande Axle Co., Ltd.	1.9%	Shaanxi Heavy Duty Truck Co., Ltd.	2.3%

We continue to expand our business with Beiqi Foton Motor Co.,Ltd., Dongfeng Motor Co.,Ltd, and FAW Group, which ranked in the top ten highest sales commercial vehicle manufacturers in China during 2014. The Company is a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements). The Company achieved a new business breakthrough with several top tiered vehicle manufacturers such as Sinotruck and Shaanxi Automobile Group Co., Ltd, as we expanded our businesses with them from supplying only automotive electric components to delivering entire air-brake systems. Furthermore, Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be our major customers.

Chinese Aftermarket - The Company’s Chinese sales network consists of 26 authorized distributors covering the following seven regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 26 authorized distributors sell only “SORL” products and in turn channel the products through over 2,000 sub-distributors.

International Market – With the recovery of the global economy and customers' confidence the economy in 2014, our export sales increased compared to 2013. We consider increasing our export sales as an important way to increase our brand awareness and expand our market share. We address expansion in the export market through the following measures:

•	Focus on both overseas aftermarket and OEM customers at the same time. The Company is selling its products into 104 countries and regions.

•	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to acquire new customers and new orders.

•	The Company established a joint venture in Hong Kong in 2009 to focus on expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has international sales centers in the United Arab Emirates (“UAE”), the United States of America (“USA”), and Europe. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2014, export sales accounted for 26.9% of total revenue. Products are exported to more than 104 countries and regions in the world.

Ranking	Country	Customer Name	% of 2014 Sales	Country	Customer Name	% of 2013 Sales

1	USA	SAP	3.0%	USA	SAP	2.6%
2	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	2.2%	UAE	GOLDEN DRAGON AUTO SPARE PARTS	1.9%
3	USA	CARDONE	1.9%	Brazil	SCHULZ	1.5%
4	India	HISHIKHA OVERSEAS	1.8%	USA	RUILI HYDRAULIC SYSTEMS	1.2%
5	Brazil	SCHULZ	1.1%	USA	CARDONE	0.9%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide parts to other suppliers for use in the latter’s product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. Currently, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these parts through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production capacity, advanced technology and the ability to produce system and modules can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies that have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer (by sales volume) in China, we have established long-term business relationships with many major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the keys for a successful commercial vehicle air brake supplier are product quality, price competitiveness, development capability, new product development capacity, and timeliness of delivery. We have strived to improve our competitiveness by recruiting highly qualified managers and employees, improving our product design capability and facilities, and providing better customer service.

Domestic Competition - Our major competitors in China are: VIE and CAFF, each as described below.

☐	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, with a majority supplied to OEM’s, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion supplied to the aftermarket and export.

☐	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd., or CAFF: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

☐	Brand Name: As one of China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is known nationwide. SORL won an award issued by Chinese State Administration of Industry and Commerce as the “Well-Known Brand” in 2014.

☐	Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We have also established a new state-of-the-art testing center in 2014, which improved test capability.

☐	Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, the Middle East and Europe we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software applications systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.

☐	China Sales Networks: We have 26 authorized distributors covering seven regions in China. We help train their sales people and improve their service quality. These authorized distributors in turn channel “SORL” products through over 2,000 sub-distributors throughout China.

International Competition - In the international market, our largest competitors are Wabco Holdings, Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings, Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

☐	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. The Company’s technology and manufacturing improvements have strengthened and our products’ performance-cost advantage is increasing.

☐	Quick Adaptation to Local Market: Through our international sales channels in the U.S., the Middle East and Europe, we have been able to timely respond to local market needs.

☐	Diversified Auto Products: In addition to braking system products for commercial vehicles, we also produced key safety products for passenger vehicles and braking system products for railway vehicles. This integrated product offering helps reduce customers’ transaction costs and gives the customers the incentive to procure such products from us.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2014, we had 200 technical staff members, 80 of whom hold Engineer or Senior Engineer qualifications. Our technical staff included 18 information technology, 120 for new product development and design techniques, 12 for measurement and testing, and the remaining 50 for quality management.

In addition to our own technical force, we have cooperation arrangements with leading universities in the automotive engineering field, including:

☐	In 2010, SORL created two new post-doctoral research programs. The first program is a partnership with the Automobile Institute of Jilin University. This program was established to conduct research on the recovery of electric vehicle braking energy. The second program is a partnership with the Beijing University of Technology. This program was established to conduct researches on die-casting aluminum oxide film onto auto parts.

☐	Tongji University at Shanghai and Harbin Institute of Technology; we have a contract with each of them for co-development of electronically controlled braking systems and automotive master cable technology.

☐	Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University: We have a contract with each of them for information technology projects, including the development of application software for product design innovation and production management.

We have priority rights to acquire the intellectual properties that are developed pursuant to the arrangements with these universities. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment upon development of the technology.

We also consulted with the technical staff of the Ruili Group from time to time on a no-cost basis. We have collaborated with other industry research groups, such as the research centers of FAW Group and Dongfeng Group.

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

Patented Technologies

We continued to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 383 issued patents and additional 63 patent applications worldwide.

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

PRODUCTION

We own one of the largest (by sales volume) commercial vehicle air brake systems manufacturing facility in China. We are seeking to expand our production capacity. The production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the U.S., South Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors. We are seeking to realize automation to reduce production cost.

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

ENVIRONMENTAL COMPLIANCE

The Company is subject to the requirements of U.S. federal, state, local and non-U.S., including China’s, environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although the Company intends to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental cleanup costs and liabilities will not be material.

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

During 2014, the Company did not make any material capital expenditures relating to environmental compliance.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2014, three largest suppliers were Shanghai Bao Steel Trading Co., Ltd., Ningbo Bonded Area Hangzhou steel Trading Co., Ltd., and Shanghai Hongye Co., Ltd. which together accounted for 13.6% of the aggregate of raw materials we purchased. Among these companies, only Shanghai Bao Steel Trading Co., Ltd., which accounted for 5.4%, was the source of more than 5% of total raw material purchases.

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

For raw materials other than steel and aluminum, we generally maintain from five to seven days of inventory at our warehouse.

RESEARCH AND DEVELOPMENT

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products.

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with a GDP growth rate for 2012, 2013 and 2014, of 7.5%, 7.7% and 7.4%, respectively.

The Chinese Legal System

The practical effect of the legal system in China on our business operations can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the laws regarding foreign invested enterprises provide significant protection against government interference. In addition, these laws to a large extent protect the full enjoyment of the benefits of corporate organizational documents and contracts to foreign invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states of the United States. Similarly, the accounting laws in China mandate certain accounting practices, which are not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The China accounting laws require that an annual “statutory audit” be performed in accordance with China’s accounting standards and that the books of account of foreign invested enterprise are maintained in accordance with Chinese accounting laws.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3260 employees, all of whom are employed full time: 90 for quality control and quality check, 200 technical staff, 120 sales and marketing staff, 2,805 production workers and 45 administrative staff. There are employment agreements with all of the employees whereby administrative staff workers and hourly workers agree to three years of employment. Employment contracts with all employees comply with relevant laws and regulations of China.

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

Management of the Joint Venture

Pursuant to the terms of the Joint Venture Agreement, the board of directors of the Joint Venture consists of three directors. We have the right to designate two members of the board of directors and the Ruili Group has the right to designate one member. We also have the authority to appoint the Chairman of the board of directors. The majority of the board of directors is vested with the authority with respect to operating matters. As a result, we maintain operating control over the Joint Venture. However, at this time, three of our directors of board of directors, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shu Ping Chi, are the founders of the Ruili Group, and therefore there is limited independence between the two entities. The term of the Joint Venture will expire on March 4, 2019, although we anticipate that we will be able to extend such term. Extension of the agreement will be subject to negotiation with the Ruili Group and approval of the Chinese government.

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

Assignment of Interest of the Joint Venture

Any assignment of an interest in the Joint Venture must be approved by the Chinese government. The Chinese joint venture laws also provide for preemptive rights and the consent of one Joint Venture party for any proposed assignments by any Joint Venture party to the other unrelated third party.

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

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC, available at www.cvmissioncriticalreit.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.

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

Risks Related to the Company

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

We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. As the economy in China expands, there is increasing competition for skilled workers in China. We cannot assure that we will be able to find, hire or retain such employees, or even if we are able to so hire such employees, that the cost of these employees will not adversely affect our net income.

Certain of our officers and directors have responsibilities to other businesses in addition to our Company and as a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our joint venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our Joint Venture Agreement provides that the board of directors of the Joint Venture is comprised of three persons, two of whom are appointed by us. However, at the present time our Chief Executive Officer, Mr. Xiao Ping Zhang, is the founder of and employed at the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain technology. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, the existing responsibilities limit the amount of times such officers and directors can spend on our affairs.

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

Our operations depend highly on Mr. Xiao Ping Zhang, our Chief Executive Officer, and Ms. Jin Rui Yu, our Chief Operating Officer, and a small number of other executives, and the loss of any such executive could adversely affect our ability to conduct our business.

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

We may not be able to respond effectively to rapid growth in demand for our products and of our manufacturing operations, which could adversely affect our customer relations and our growth prospects.

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

We may not be able to finance the development of new products, which could negatively impact our competitiveness.

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

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2014, our three largest customers accounted for approximately 13.3% and 15.2% of our revenues in 2014 and 2013, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends on substantial measure on the legal protection of proprietary rights in technology we hold. As of the fiscal year ended December 31, 2014, we own 383 patents and additional 63 under applications. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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
15

☐	New product and technology development capability;

☐	Degree of global and local presence;

☐	Effectiveness of customer service; and

☐	Overall management capability.

Depending on the particular product market (Chinese OEM Market or Chinese Aftermarket) and geographic market, the number of our competitors varies significantly. Many of our competitors have substantially greater revenues and financial resources than we do, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than we have, especially where we intend to enter a new geographic market. We may not be able to compete favorably and increased competition may substantially harm our competitive position.

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

In 2014, approximately 25.9% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our financial condition and liquidity.

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We have not obtained product liability insurance and therefore may be exposed to potential liability without any insurance. We cannot ensure you that we would not incur significant costs to defend any claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in a recall of such products. We cannot assure you that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

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

Historically, we have derived a substantial portion of our revenues from China. We anticipate that China will continue to be our primary production location and an important sales base in the near future. Currently, almost all of our production assets are located in China. While the PRC government has pursued economic reforms to transform its economy from a planned economy to a market-oriented economy since 1979, a large part of the PRC economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as restrictions on lending to certain sectors of the economy, control of foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are subject to risks and even set-backs. Other political, economic and social factors may also lead to further adjustments of the PRC reform measures. This refining and adjustment process may not necessarily have a positive effect on our operations and our future business development. For example, the PRC government has in the past implemented a number of measures intended to slow down certain segments of the PRC economy that the PRC government believed to be overheating, including placing additional limitation on the ability of commercial banks to make loans by raising bank reserve-against-deposit rates. Historically, this restrictive policy on loans had the effect of decreasing infrastructure projects resulting in a decrease in demand for heavy trucks, thus adversely impacting our product sales to our OEM customers. Because of the negative impact of the Chinese government policies on the truck manufacturers, we also were required to extend our normal credit terms to certain of these manufacturers. Our operating results may be materially and adversely affected by changes in the PRC economic and social conditions and by changes in the policies of the PRC government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

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

Moreover, the enforceability of contracts in China, especially with governmental entities, including state-owned enterprises, is relatively uncertain. If counterparties repudiated our contracts or defaulted on their obligations, we might not have adequate remedies. Such uncertainties or inability to enforce our contracts could materially and adversely affect our revenues and earnings.

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

We conduct our core business operations through the Joint Venture. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from the Joint Venture. Under current PRC law, the Joint Venture is regarded as a foreign-invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, the Joint Venture is required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to the Joint Venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the Joint Venture could restrict our ability to act in response to changing market conditions. To date, the Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

China’s economic reform policies, nationalization or domestic or global economic conditions could result in a total investment loss in our common stock.

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

The Joint Venture is incorporated under the laws of China and substantially all of our assets are located in China. In addition, all of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon certain directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in China of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in China against us, our directors, managers, or executive officers. In connection with any such original action, a Chinese court may award civil liability, including monetary damages. However, there is no assurance that such judgment can be effectively or timely enforced in China.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile, which could result in a complete loss of your investment.

The market price for our common stock may be volatile, in response to factors, such as:

☐	actual or anticipated fluctuations in our quarterly operating results,

☐	announcements of new products by us or our competitors,

☐	changes in financial estimates by securities analysts,

☐	changes in the economic performance or market valuations of other companies involved in the production of automotive parts,

☐	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

☐	additions or departures of key personnel,

☐	potential litigation, or conditions in the automotive market: macroeconomic conditions or other development in the market, especially in China.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Company’s Chief Executive Officer, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, held approximately 47.1%, 5.9% and 5.9% respectively, of the Company’s common stock as of December 31, 2014. As a result, these stockholders are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

In order to maintain our listing on the Nasdaq Global Market, we will be required to comply with Nasdaq rules which include rules regarding minimum shareholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to continue to satisfy the listing maintenance requirements of the Nasdaq Global Market and other applicable Nasdaq rules. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock could be subject to delisting. If our common stock is delisted, trading, if any, of our common stock would thereafter be conducted in the over-the-counter (O.T.C.) market, in the so-called “OTC Pink” or on the Financial Industry Regulatory Authority (FINRA)’s Over-the-Counter Bulletin Board (“OTCBB”). As a consequence of any such delisting, our share price could be negatively affected and our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We have never paid cash dividends on our common stock. Our current board of directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, the Joint Venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds.

We may be required to indemnify our officers and directors, which could result in substantial expenditures, which we may be unable to recoup.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, for damages, attorneys’ fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. Such indemnification obligation could result in substantial expenditures, which we may be unable to recoup.

There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of relevant regulations, including requirements by Sarbanes-Oxley Act.

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as the Sarbanes-Oxley Act, was one of the most sweeping laws to affect U.S. publicly-traded companies in 70 years. The Sarbanes-Oxley Act created a set of complex and burdensome regulations. Compliance with such regulations imposes substantial burdens in terms of financial expense and commitment of personnel. There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of these regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in the Ruian District of Wenzhou City in Zhejiang Province, which boasts many automotive parts production facilities similar to ours. Our facilities include a manufacturing plant and office building with a total floor area of 712,333 square feet, which we purchased from Ruili Group Co., Ltd., a related party. At the production facility, the Company has production equipment, imported from the United States, Korea, and Taiwan, as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

On April 18, 2006, our common shares became listed in the Nasdaq Capital Market and commenced trading on Nasdaq under the symbol “SORL”. Our shares of common stock became listed on the Nasdaq Global Market on November 21, 2006 under the symbol “SORL”. High and low sales prices per share of our common stock as reported on Nasdaq for each quarter ended during 2014 and 2013 are as follows:

Quarter Ended	High	Low

2014
First Quarter	5.20	3.77
Second Quarter	3.85	2.73
Third Quarter	4.40	3.00
Fourth Quarter	4.39	3.55

2013
First Quarter	5.37	3.56
Second Quarter	4.85	2.60
Third Quarter	3.90	2.52
Fourth Quarter	4.12	2.55

Stockholders

At March 16, 2015, we had approximately 700 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the sole discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors including economic conditions, regulatory restrictions and tax considerations. Additionally, amounts available for dividends are dependent on the profits available for distribution from the Joint Venture. Under current PRC law, the Joint Venture is regarded as a foreign invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, the Joint Venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. , Such restrictions and requirements have materially limited or impaired our ability to pay dividends to our shareholders although we do not presently plan to declare or pay any dividends on our common shares. Moreover, any transfer of funds from us to the Joint Venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the Joint Venture could restrict our ability to act in response to changing market conditions. Additionally to date, the Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

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

The following discussion and analysis of our financial condition and results should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report on Form 10K.

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

Pursuant to the formation of the Joint Venture, on January 17, 2004, the Ruili Group and Fairford signed a binding Joint Venture agreement (the “JV Agreement”). Pursuant to the JV Agreement, the board of directors consists of three directors. Fairford has the right to designate two members of the board and the Ruili Group has the right to designate one member. The majority of the board has decision making authority with respect to operating matters. As a result, our wholly-owned subsidiary, Fairford, maintains operating control over the Joint Venture.

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.4 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary. The total paid-in capital of the Joint Venture increased from $43.4 million to $53.8 million.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the "Seller", a related party under common control). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately US$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of approximately US$8.0 million, US$8.0 million and US$5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group Co., Ltd., and owns more than 50% of the outstanding common stock of SORL, together with his wife and brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented. The asset purchase was deemed to be the acquisition of a business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ significantly from those estimates. We periodically re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment. For the years ended December 31, 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year ended December 31, 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years ended December 31, 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate from the year ended December 31, 2009 through the year ended December 31, 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of "High-Tech Enterprise" designation by the government, according to relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate from the year ended December 31, 2013 and through the year ended December 31, 2014.

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

FACTORS THAT MAY INFLUENCE RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Revenue

The year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Years Ended December 31,
		Percent of		Percent of
Sales	2014	Total sales	2013	Total sales
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$194.0	81.6%	$169.3	81.2%
Passenger vehicle brake systems, etc.	$43.7	18.4%	$39.3	18.8%

Total	$237.7	100.0%	$208.6	100.0%

Total sales were $237,654,865 and $208,571,812 for the years ended December 31, 2014 and 2013, respectively, representing an increase of $29.1 million or 13.9% year over year. The increase was mainly due to the increased sales to Chinese OEM Market and International Market.

The sales from commercial vehicle brake systems increased by $24.7 million or 14.6%, to $194.0 million for the years ended December 31, 2014, compared to $169.3 million for the same period of 2013.

The sales from passenger vehicle brake systems increased by $4.4 million or 11.2%, to $43.7 million for the years ended December 31, 2014, compared to $39.3 million for the same period of 2013.

A breakdown of sales revenue for our three principal markets, Chinese OEM market, Chinese Aftermarket and International Markets, in 2014 and 2013 is as follows:

	Years Ended December 31,
		Percent of		Percent of	Percentage
	2014	Total sales	2013	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$112.1	47.2%	$105.0	50.4%	6.8%
China Aftermarket	$61.6	25.9%	$46.7	22.4%	31.8%
International market	$64.0	26.9%	$56.9	27.2%	12.5%

Total	$237.7	100.0%	$208.6	100.0%	13.9%

The favorable Chinese vehicle license plate policies toward the National III standard vehicles are set to expire by January 1, 2015, which resulted in the higher demand for commercial vehicles in China for the year of 2014. As a result, our sales to the Chinese OEM market increased by $7.1 million or 6.8%, from 2013, to $112.1 million.

Our sales to the Chinese aftermarket increased by $14.9 million or 31.8%, to $61.5 million for the year of 2014, compared to $46.7 million for the year of 2013. The reasons of the increase are: (1) Our large portfolio of products for the aftermarket provides us with a competitive advantage, enabling us to further penetrate and capture additional share in this segment; (2) Our new products with advanced features have increased our ability to service a wider range of vehicles coming off warranty, driving unit growth in both Chinese OEM Market and Chinese Aftermarket in the third fiscal quarter of 2014. (3) Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $7.1 million or 12.5%, to $64.0 million for the year of 2014, as compared to $56.9 million for the same period of 2013. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

We expect to take the following measures to ensure future growth in the international market:

(1) Enhancing the Company’s brand image through industry exhibitions.

(2) Maintaining our customer base and market position while penetrating new markets and capturing new customers.

(3) Building a stronger international marketing network with the focus on exploring high-value foreign markets, and actively marketing to the large automotive chain stores that directly sell to end users.

(4) Further targeting the international OEM market by actively supporting initiatives that promote our overseas sales.

Cost of Sales And Gross Profit

Cost of sales for the year ended December 31, 2014 increased to approximately $170.8 million from $149.9 million for the year ended December 31, 2013, a $20.8 million, or approximately 13.9%, increase.

Gross profit for the year ended December 31, 2014, increased by approximately $8.2million or 14.1% to $66.9 million from $58.6 million for the year ended December 31, 2013, as a result of the increased sales.

Gross margin increased by approximately 0.02%, from 28.11% in 2013 to 28.13% in 2014. We intend to focus in 2015 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2014 were $139.4 million, an increase of $17.7 million or 14.6%, from $121.7 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 14.7% to $54.6 million for the year ended December 31, 2014 from $47.6 million for the year of 2013. Gross margin from commercial vehicle brake systems increased to 28.13% for the year ended December 31, 2014 from 28.11% in 2013. We intend to focus in 2015 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2014 were $31.4 million, an increase of $3.1 million or 11.1% from $28.3 million for the same period in 2013. The gross profit from passenger vehicle brake systems increased by 11.2% to $12.3 million for the year of 2013 from $11.0 million for the year of 2013. Gross margin from passenger vehicle brake systems increased to 28.13% for the year ended December 31, 2014 from 28.11% in 2013.

Selling Expenses

Selling expenses were $23,676,176 for the year ended December 31, 2014, as compared to $20,906,914 for the year ended December 31, 2013, an increase of $2.8 million or 13.2%. The increase was mainly due to the increased freight expense. As a percentage of sales revenue, selling expenses remained at 10.0% for the year ended December 31, 2014, which is the same as that for the same period in 2013.

General And Administrative Expenses

General and administrative expenses were $18,011,110 for the year ended December 31, 2014, as compared to $17,379,521 for the year ended December 31, 2013, an increase of $0.6 million or 3.6%. The increase was mainly due to increases in labor expenses. As a percentage of sales revenue, general and administrative expenses decreased to 7.6% for the year ended December 31, 2014, as compared to 8.3% for the same period in 2013.

Research And Development Expense

Research and development expense was $7,601,342 for the year ended December 31, 2014, as compared with $7,550,010 for the year ended December 31, 2013, an increase of $0.1 million or 0.7%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and in developing electronically controlled products.

Other Operating Income

For the year ended December 31, 2014, other operating income was $2,270,147 compared with $2,074,520 for the year ended December 31, 2013, an increase of $0.2 million. The increase was due to an increase in sales of raw material scrap for the year ended December 31, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased to $7,386,953 for the year ended December 31, 2014, compared with depreciation and amortization expense of $7,188,064 for the year ended December 31, 2013. The increase was due to an increase in purchase of machinery equipments.

Interest Expenses

The interest expenses for the year ended December 31, 2014 decreased by $0.3 million to $1,135,177 from $1,399,851 for the same period of 2013, mainly due to decreased interest expense related to lower interest rate and decreased interest expense related to the discount of bank acceptance notes from customers.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In 2012 December, the Joint Venture passed the re-assessment by the government, according to the relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate in 2012 through 2014.

Income tax expense of $2,872,912 and $2,048,056 was recorded for the year of 2014 and 2013, respectively.

New Income Attributable to Non-controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture Partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,366,456 and $1,164,068 for the years ended December 31, 2014 and 2013, respectively.

Net Income Attributable To Stockholders

The net income attributable to stockholders for the year ended December 31, 2014 increased by $4.4 million, to $13,801,030 from $9,362,965 for the year ended December 31, 2013 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2014 and 2013, were $0.71 and $0.49 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

OPERATING - Net cash provided from operating activities was $22,561,194 for the year ended December 31, 2014, as compared to $1,353,983 of net cash provided by operating activities for the year ended December 31, 2013, an increase of $21.2 million, primarily due to the increased cash inflow as a result of the change in bank acceptance notes from customers and the decreased cash outflow as a result of the change in inventories.

As of December 31, 2014, the Company had cash and cash equivalents of $14,009,596, a decrease of $14.2 million, as compared to cash and cash equivalents of $28,241,983 at December 31, 2013. The Company had working capital of $163,947,851 at December 31, 2014, an increase of $19.3 million as compared to working capital of $144,658,883 at December 31, 2013, reflecting current ratios of 3.60:1 and 4.13:1, respectively.

INVESTING - For the year ended December 31, 2014, the Company expended net cash of $38,310,843 in investing activities. During the year ended December 31, 2013, the Company expended net cash of $4,797,162 in investing activities.

FINANCING – For the year ended December 31, 2013, net cash used in financing activities was $9,531,199. Net cash provided in financing activities was $1,108,696 for the year ended December 31, 2014.

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

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2014 and December 31, 2013, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

c) The Company has reserved tax payables in the amount of RMB 4,560,000 (approximately $724,220) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

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

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses are translated using the average rate for the period. Therefore, we are subject to currency translation risk. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. The Company is adopting such steps as the diversification of currencies used in export sales, and the negotiation of export contracts with fixed exchange rates.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate would cause a commensurate increase in the interest expense related to such borrowings.

However, we cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business results of operations and financial condition.

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SORL Auto Parts, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the years then ended. We have also audited the parent company financial statements for the years ended December 31, 2014 and 2013 included in Schedule I. These consolidated financial statements and parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the parent company financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 31, 2015

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	December 31,2014		December 31, 2013

Assets
Current Assets
Cash and cash equivalents	US$	14,009,597	US$	28,241,983
Short term investments		34,838,757		-
Accounts receivable, net		68,171,387		57,912,384
Bank acceptance notes from customers		17,626,704		20,186,787
Inventories		84,186,766		76,364,019
Prepayments, including $83,206 and $- due from related parties at December 31, 2014 and 2013, respectively		4,663,002		3,773,750
Current portion of prepaid capital lease interest		282,280		453,053
Other current assets		1,282,182		2,537,300
Deferred tax assets		1,868,371		1,392,955
Total Current Assets		226,929,046		190,862,231

Non-Current Assets
Property, plant and equipment, net		43,550,927		45,469,013
Land use rights, net		14,421,729		14,409,170
Intangible assets, net		37,661		50,271
Security deposits on lease agreement		1,867,719		1,818,244
Non-current portion of prepaid capital lease interest		99,180		371,355
Total Non-Current Assets		59,977,216		62,118,053
Total Assets	US$	286,906,262	US$	252,980,284

Liabilities and Equity
Current Liabilities
Accounts payable, including $136,609 and $810,310 due to related parties at December 31, 2014 and 2013, respectively.	US$	13,867,316	US$	13,290,282
Deposits received from customers		19,045,172		13,931,658
Short term bank loans		9,539,476		4,526,863
Income tax payable		1,101,103		494,658
Accrued expenses		13,561,163		10,066,969
Current portion of capital lease obligations		3,735,438		3,636,488
Other current liabilities, including $17,681 and $94,246 due to related parties at December 31, 2014 and 2013, respectively.		2,131,527		256,430
Total Current Liabilities		62,981,195		46,203,348

Non-Current Liabilities
Non-current portion of capital lease obligations		3,735,437		7,272,975
Total Non-Current Liabilities		3,735,437		7,272,975
Total Liabilities	US$	66,716,632	US$	53,476,323

Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2014 and 2013		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2014 and 2013		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		12,019,532		10,609,435
Accumulated other comprehensive income		27,516,206		22,465,720
Retained earnings		116,935,053		104,544,120
Total SORL Auto Parts, Inc. Stockholders' Equity		198,708,414		179,856,898
Noncontrolling Interest In Subsidiaries		21,481,216		19,647,063
Total Equity		220,189,630		199,503,961
Total Liabilities and Equity	US$	286,906,262	US$	252,980,284

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For Years Ended December 31, 2014 and 2013

	2014		2013

Net Sales	US$	237,654,865	US$	208,571,812
Include: sales to related parties		1,618,349		2,524,019
Cost of sales		170,793,868		149,949,176

Gross profit		66,860,997		58,622,636

Expenses:
Selling and distribution expenses		23,676,176		20,906,914
General and administrative expenses		18,011,110		17,379,521
Research and development expenses		7,601,342		7,550,010
Total operating expenses		49,288,628		45,836,445

Other operating income		2,270,147		2,074,520

Income from operations		19,842,516		14,860,711

Other income		606,112		524,370
Interest expense		(1,135,177)		(1,399,851)
Other expense		(1,273,053)		(1,410,141)

Income before provision for income taxes		18,040,398		12,575,089

Provision for income taxes		2,872,912		2,048,056

Net income	US$	15,167,486	US$	10,527,033

Net income attributable to noncontrolling interest in subsidiaries		1,366,456		1,164,068

Net income attributable to common stockholders	US$	13,801,030	US$	9,362,965

Comprehensive income:

Net income	US$	15,167,486	US$	10,527,033

Foreign currency translation adjustments		5,518,183		505,247

Comprehensive income		20,685,669		11,032,280

Comprehensive income attributable to noncontrolling interest in subsidiaries		1,834,153		1,223,603

Comprehensive income attributable to common stockholders	US$	18,851,516	US$	9,808,677

Weighted average common share - Basic		19,304,921		19,304,921

Weighted average common share - Diluted		19,304,921		19,304,921

EPS - Basic	US$	0.71	US$	0.49

EPS - Diluted	US$	0.71	US$	0.49

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For Years Ended December 31, 2014 and 2013

	2014		2013

Cash Flows From Operating Activities
Net income	US$	15,167,486	US$	10,527,033
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts		2,658,641		2,808,960
Depreciation and amortization		7,386,953		7,188,064
Deferred income taxes		(431,640)		(995,102)
Loss on disposal of property and equipment		53,052		5,089
Write-down of inventories		139,572		28,709
Changes in assets and liabilities:
Accounts receivable		(11,017,981)		(3,916,133)
Bank acceptance notes from customers		3,067,636		(10,050,861)
Other currents assets		1,200,416		(2,779,274)
Inventories		(5,836,031)		(19,454,080)
Prepayments		(776,251)		2,207,828
Prepaid capital lease interest		459,134		630,521
Accounts payable		211,449		3,577,338
Income tax payable		585,087		494,050
Deposits received from customers		4,670,996		7,306,556
Other current liabilities and accrued expenses		5,022,675		3,775,285
Net Cash Flows Provided By Operating Activities		22,561,194		1,353,983

Cash Flows From Investing Activities
Acquisition of property and equipment		(4,003,170)		(4,877,633)
Proceeds of disposal of property and equipment		63,460		14,301
Change in security deposit on lease agreement		-		66,170
Change in short term investments		(34,371,133)		-
Net Cash Flows Used In Investing Activities		(38,310,843)		(4,797,162)

Cash Flows From Financing Activities
Proceeds from bank loans		34,318,277		60,979,931
Repayment of bank loans		(29,524,282)		(70,935,757)
Repayment of capital lease		(3,685,299)		(14,103,295)
Proceeds from capital lease		-		14,527,922
Net Cash Flows Provided By (Used In) Financing Activities		1,108,696		(9,531,199)

Effects on changes in foreign exchange rate		408,567		(36,992)

Net change in cash and cash equivalents		(14,232,386)		(13,011,370)

Cash and cash equivalents- beginning of the year		28,241,983		41,253,353

Cash and cash equivalents - end of the year	US$	14,009,597	US$	28,241,983

Supplemental Cash Flow Disclosures:
Interest paid	US$	1,135,177	US$	1,399,851
Income taxes paid	US$	2,714,779	US$	2,418,239

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For Years Ended December 31, 2014 and 2013

			Additional			Accumulated Other	Total SORL Auto Parts, Inc.
	Number	Common	Paid-in		Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity

Balance - January 1, 2013	19,304,921	$38,609	$42,199,014	$9,676,183	$96,114,407	$22,020,008	$170,048,221	$18,423,460	$188,471,681

Net income	-	-	-	-	9,362,965	-	9,362,965	1,164,068	10,527,033

Foreign currency translation adjustment	-	-	-	-	-	445,712	445,712	59,535	505,247

Transfer to reserve	-	-	-	933,252	(933,252)	-	-	-	-

Balance - December 31, 2013	19,304,921	38,609	42,199,014	10,609,435	104,544,120	22,465,720	179,856,898	19,647,063	199,503,961

Net income	-	-	-	-	13,801,030	-	13,801,030	1,366,456	15,167,486

Foreign currency translation adjustment	-	-	-	-	-	5,050,486	5,050,486	467,697	5,518,183

Transfer to reserve	-	-	-	1,410,097	(1,410,097)	-	-	-	-

Balance - December 31, 2014	19,304,921	$38,609	$42,199,014	$12,019,532	$116,935,053	$27,516,206	$198,708,414	$21,481,216	$220,189,630

The accompanying notes are an integral part of these consolidated financial statements

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

On November 11, 2009, the Company entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SIH. SORL holds a 60% interest in the joint venture, MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialty firm, holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.4 million in its operating subsidiary, the Joint Venture. To maintain the 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary. The total paid-in capital of the Joint Venture increased from $43.4 million to $53.8 million.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (a related party under common control, the “Seller”). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately $25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of Ruili Group, and owns more than 50% of the outstanding common stock of SORL, together with his wife and his brother. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented. The assets purchase was deemed to be the acquisition of a business.

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

c. USE OF ESTIMATES

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, short term investments, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, accounts payable, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

f. FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

        The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC. The Company has no customer that accounts for more than 5.0% of its total revenues for the year ended December 31, 2014.

(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

(iii) Interest rate risk - The interest rate of short-term bank borrowings obtained in 2014 ranged from 1.58% to 6.45% and the term ranged from approximately two months 15 months. The Company’s income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company’s policy is to maintain all of its borrowings in fixed rate instruments.

g. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h. SHORT TERM INVESTMENTS

The Company’s short term investments include term deposits with an original maturity from three months to one year with financial institutions.

i. INVENTORIES

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

j. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the estimated useful life of the respective assets as follows:

Category	Estimated Useful Life (Years)
Buildings	10-20
Machinery and equipment	5-10
Electronic equipment	5
Motor vehicles	5-10
Leasehold improvements	The lesser of remaining lease term or 10

Significant improvements are capitalized when it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. When improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements automatically transfers to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather it is an intangible right to use and benefit from the improvements during the term of the lease.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

k. LAND USE RIGHTS

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

l. IMPAIRMENT OF LONG-LIVED ASSETS

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

m. INTANGIBLE ASSETS

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

n. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR BAD DEBTS

The Company presents accounts receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to being uncollectible. Accounts receivables generated from credit sales have general credit terms of 90 days for Chinese aftermarket customers.

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

The Company will write off the uncollectible receivables once any customers are bankrupt or there is a remote possibility that the Company will collect the outstanding balance. The write-off must be reported to the local tax authorities and the Company must receive official approval from them. To date, the Company has not written off any account receivables.

o. NOTES RECEIVABLE

Notes receivable generally due within 30 to 60 days are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest.

p. REVENUE RECOGNITION

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

q. INCOME TAXES

The Company accounts for income taxes under the provision of FASB ASC 740-10, Income Taxes, or ASC 740-10, whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

r. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in RMB, the currency of the PRC, The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in translating financial statement amounts from RMB to the Company’s reporting currency, U.S. dollars (“US$”). All assets and liabilities are translated at the current rate. The stockholders’ equity accounts are translated at appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are include in the results of operations as incurred.

s. STOCK-BASED COMPENSATION

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

t. EMPLOYEES’ BENEFITS

Mandatory contributions are made to Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary costs.

u. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are classified as general and administrative expenses and are expensed as incurred. Research and development expense was $7,601,342 for the year ended December 31, 2014, as compared with $7,550,010 for the year ended December 31, 2013, respectively.

v. SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $5,610,737 and $3,980,078 for the years ended December 31, 2014 and 2013, respectively.

w. ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $339,551 and $270,145 for the years ended December 31, 2014 and 2013, respectively.

x. WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $2,374,861 and $2,163,950 for the years ended December 31, 2014 and 2013, respectively.

y. PURCHASE DISCOUNTS

Purchase discounts represent discounts received from vendors for purchasing raw materials and are netted in the cost of goods sold, if applicable.

z. LEASE COMMITMENTS

The Company has adopted FASB Accounting Standard Codification, or ASC 840, Lease. If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

aa. RECENTLY ISSUED FINANCIAL STANDARDS

In April 2014, the Financial Accounting Standard Board, or the FASB issued Accounting Standards Update, or ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption of ASU 2014-09 is not permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE 3 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company continues to purchase packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases from two other related parties, Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd. (“Guangzhou Kormee”) and Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. The Company also sells certain automotive products to Guangzhou Kormee, Ruian Kormee and the Ruili Group. MGR holds a 30% interest in SIH. The stockholders of MGR are the management of SIH.

The following related party transactions occurred for the years ended December 31, 2014 and 2013:

	For Years Ended December 31,
	2014	2013
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$2,194,995	$2,066,084

Ruian Kormee Vehicle Brake Co., Ltd.	1,250,174	1,760,213

Ruili Group Co., Ltd.	3,740,032	3,868,875

Total Purchases	$7,185,201	$7,695,172

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$278,382	$693,122

Ruian Kormee Vehicle Brake Co., Ltd.	213,974	87,868

Ruili Group Co., Ltd.	1,618,349	1,743,029

Total Sales	$2,110,705	$2,524,019

During the year ended December 31, 2014, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	December 31,	December 31,
	2014	2013
PREPAYMENTS TO RELATED PARTIES

Ruian Kormee Vehicle Brake Co., Ltd.	$83,206	$—

Total	$83,206	$—

ACCOUNTS PAYABLE TO RELATED PARTIES

Ruian Kormee Vehicle Brake Co., Ltd.	$—	$445,896
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	59,011	—

Ruili Group Co., Ltd.	77,598	364,414

Total	$136,609	$810,310

OTHER PAYABLES TO RELATED PARTIES

MGR Hong Kong Limited	$17,681	$94,246

Total	$17,681	$94,246

The Company entered into several lease agreements with related parties, see Note 18 for more details.

In addition, the Company provided guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014, which was renewed in 2014 for a term from August 22, 2014 to August 21, 2015. The Company also provides guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately $24,016,996) for the period from December 9, 2014 to December 9, 2015.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2014	2013
Accounts receivable	$74,646,974	$61,725,799
Less: allowance for doubtful accounts	(6,475,587)	(3,813,415)

Account receivable balance, net	$68,171,387	$57,912,384

No customer individually accounted for more than 10% of our revenues or accounts receivable for the years ended December 31, 2014 and 2013. The changes in the allowance for doubtful accounts at December 31, 2014 and December 31, 2013 were summarized as follows:

	December 31, 2014	December 31, 2013
Beginning balance	$3,813,415	$998,492
Add: Increase to allowance	2,662,172	2,814,923
Less: Accounts written off	—	—

Ending balance	$6,475,587	$3,813,415

NOTE 6 - INVENTORIES

On December 31, 2014 and December 31, 2013, inventories consisted of the following:

	December 31, 2014	December 31, 2013
Raw Materials	$11,934,720	$12,380,061
Work in process	30,020,125	31,546,330
Finished Goods	42,400,202	32,466,337

Less: Write-down of inventories	(168,281)	(28,709)
Total Inventory	$84,186,766	$76,364,019

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Machinery	$51,619,990	$46,475,961
Molds	1,425,992	1,388,218
Office equipment	2,257,208	1,960,476
Vehicles	2,040,061	2,248,280
Buildings	9,152,959	8,910,501
Machinery held under capital lease	29,012,601	28,396,853
Leasehold improvements	562,521	552,630
Sub-Total	96,071,332	89,932,919

Less: Accumulated depreciation	(52,520,405)	(44,463,906)

Property, plant and equipment, net	$43,550,927	$45,469,013

Depreciation expense charged to operations was $6,998,738 and $6,802,293 for the years ended December 31, 2014 and 2013, respectively.

NOTE 8 – LAND USE RIGHTS

	December 31, 2014	December 31, 2013
Cost	$17,173,243	$16,718,332
Less: Accumulated amortization	(2,751,514)	(2,309,162)
Land use rights, net	$14,421,729	$14,409,170

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the above land use rights from Ruili Group, a related party, as well as the building on the land in the total amount of approximately $20 million (including a building of approximately $6.7 million). The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights and the building, and pending resolution of that issue. Due to the lack of resolution of the issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that the Company can conclude the negotiations with the government and obtain a favorable result. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Amortization expenses were $374,425 and $369,008 for the years of 2014 and 2013, respectively.

NOTE 9 - INTANGIBLE ASSETS

Gross intangible assets were $181,099, less accumulated amortization of $143,438 for net intangible assets of $37,661 as of December 31, 2014. Gross intangible assets were $176,302, less accumulated amortization of $126,031 for net intangible assets of $50,271 as of December 31, 2013. Amortization expenses were $13,790 and $16,763 for the years ended December 31, 2014 and 2013, respectively. Future estimated amortization expense is as follows:

2015	2016	2017	2018	2019	Thereafter
$12,347	$12,347	$9,399	$3,568	$-	$-

NOTE 10 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Raw material suppliers	$2,938,396	$3,046,585
Equipment purchases	1,724,606	727,165

Total prepayments	$4,663,002	$3,773,750

NOTE 11- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2014 and December 31, 2013 comprise of the following:

	December 31, 2014	December 31, 2013
Deferred tax assets - current
Allowance for doubtful accounts	$990,496	$578,928
Revenue (net of cost)	―	8,653
Unpaid accrued expenses	180,392	105,558
Warranty	848,566	699,816
Deferred tax assets	2,019,454	1,392,955
Valuation allowance	―	―
Net deferred tax assets - current	$2,019,454	$1,392,955

Deferred tax liabilities - current
Revenue (net of cost)	$151,083	$ ―
Deferred tax liabilities - current	151,083	―

Net deferred tax assets - current	$1,868,371	$1,392,955

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

NOTE 12 – SHORT TERM BANK LOANS

Bank loans represented the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Secured	$9,539,476	$4,526,863

The Company obtained those short term loans from Bank of China and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 1.58% to 3.33% per annum. The maturity dates of the loans ranged from January 13, 2015 to November 27, 2015. As of December 31, 2014 and 2013, the Company’s accounts receivables of $12,328,735 and $5,833,625, respectively, were pledged as collateral under loan arrangements.

As of December 31, 2014, corporate or personal guarantees provided for those bank loans were as follows:

$5,378,092	Guaranteed by Ruili Group Co., Ltd., a related party.
$4,161,384	Guaranteed by Ruili Group Co., Ltd., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, the Company’ principal stockholders.

NOTE 13 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Accrued payroll	$2,859,430	$1,688,090
Accrued warranty expenses	5,657,106	4,665,439
Other accrued expenses	5,044,627	3,713,440

Total accrued expenses	$13,561,163	$10,066,969

NOTE 14 –CAPITAL LEASE OBLIGATIONS

	December 31, 2014	December 31, 2013

Total capital lease obligations	$7,470,875	$10,909,463

Less: current portion	$(3,735,438)	$(3,636,488)

Non-current portion	$3,735,437	$7,272,975

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The lease inception date of the new lease agreement is January 4, 2013 and the termination date is January 4, 2017. The duration of the new agreement is 48 months with an interest rate of 6.4% per annum and is secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company is RMB 91,428,571 (approximately $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately $1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

NOTE 15 – RESERVE

The reserve funds were comprised of the following:

	December 31, 2014	December 31, 2013
Statutory surplus reserve fund	$12,019,532	$10,609,435
Total	$12,019,532	$10,609,435

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

NOTE 16 - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December 2006. In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provided for a reduced tax rate of 15% for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of “High-Tech Enterprise” designation by the government, according to relevant PRC income tax laws. Accordingly, it continues to be taxed at a 15% rate in 2012 through 2014.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the years ended on December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in the HK company	-16.50%	-16.50%
China statutory income tax rate	25.00%	25.00%
Effect of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-1.81%	-4.50%
Effects of expenses not deductible for tax purposes	1.47%	4.08%
Other items	1.26%	1.71%

Effective tax rate	15.92%	16.29%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit or burden recorded for the entity located in U.S. The tax authority may examine the tax returns of the Company three years after the year ended. In the years of 2014 and 2013, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2014 and 2013, respectively, are summarized as follows:

	December 31, 2014	December 31, 2013

Current	$3,304,552	$3,043,158
Deferred	(431,640)	(995,102)

Total	$2,872,912	$2,048,056

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company‘s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2014 and 2013.

NOTE 17 –NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $1,366,456 and $1,164,068 for the years ended December 31, 2014 and 2013, respectively.

	2014	2013
10% non-controlling interest in Ruian	$1,566,774	$1,036,948
40% non-controlling interest in SIH	(200,318)	127,120

Total	$1,366,456	1,164,068

NOTE 18 – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013 with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB2,100,000 (approximately USD$333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately USD$1,293,070).

The lease expenses were $1,650,640 and $1,626,759 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, future minimum rental payments are as follows:

	2015	2016	2017	2018	2019	Thereafter

Operating Lease Commitments	$1,673,097	$1,673,097	$1,673,097	$343,193	$343,193	$1,029,580

NOTE 19 – WARRANTY CLAIMS

Warranty claims were $2,374,861 and $2,163,950 for the years ended December 31, 2014 and 2013, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the year ended December 31, 2014 is as follows:

Beginning balance at January 1, 2014	$4,665,439

Aggregate increase for new warranties issued during current period	2,374,861

Aggregate reduction for payments made	(1,383,194)

Ending balance at December 31, 2014	$5,657,106

NOTE 20– SEGMENT INFORMATION

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

	For Years Ended December 31,
	2014	2013

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$193,984,778	$169,270,207
Passenger vehicles brake systems	43,670,087	39,301,605

Net sales	$237,654,865	$208,571,812
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$54,575,006	$47,576,255
Passenger vehicles brake systems	12,285,991	11,046,381
Gross profit	$66,860,997	$58,622,636
Other operating income	2,270,147	2,074,520
Selling and distribution expenses	23,676,176	20,906,914
General and administrative expenses	18,011,110	17,379,521
Research and development expenses	7,601,342	7,550,010

Income from operations	19,842,516	14,860,711
Interest expense	(1,135,177)	(1,399,851)
Other income	606,112	524,370
Other expense	(1,273,053)	(1,410,141)

Income before income tax expense	$18,040,398	$12,575,089
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$3,267,571	$3,958,531
Passenger vehicles brake systems	735,599	919,102

Total	$4,003,170	$4,877,633
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$6,029,569	$5,833,603
Passenger vehicles brake systems	1,357,384	1,354,461

Total	$7,386,953	$7,188,064

	December 31, 2014	December 31, 2013

TOTAL ASSETS
Commercial vehicles brake systems	$234,186,022	$205,310,702
Passenger vehicles brake systems	52,720,240	47,669,582

Total	$286,906,262	$252,980,284

	December 31, 2014	December 31, 2013

LONG LIVED ASSETS
Commercial vehicles brake systems	$48,956,149	$50,413,024
Passenger vehicles brake systems	11,021,067	11,705,029

Total	$59,977,216	$62,118,053

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(1) According to the laws of China, the Chinese government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiations regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. Even if it is unable to resolve the tax issues and obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company. Also see Note 8.

(2) The information of lease commitments is provided in Note 14 and Note 18.

(3) The Company provided the guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014, which was renewed in 2014 for a term from August 22, 2014 to August 21, 2015. The Company also provides the guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately USD$24,016,996) from December 9, 2014 to December 9, 2015.

ADDITIONAL INFORMATION─FINANCIAL STATEMENT SCHEDULE I

This financial statements schedule has been prepared in conformity with U.S. GAAP.

SORL AUTO PARTS, INC.

This financial statements schedule has been prepared in conformity with U.S. GAAP. The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the Company accounts for its subsidiaries using the equity method. Please refer to the notes to the consolidated financial statements presented above for additional information and disclosures with respect to these financial statements.

Financial Information of Parent Company

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$81,036	$81,036
Other current assets	6,161	6,161
Total Current Assets	87,197	87,197

Investments in subsidiaries	175,539,210	161,438,242

TOTAL ASSETS	$175,626,407	$161,525,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,921,488	2,921,488
Total Current Liabilities	2,921,488	2,921,488
Total Liabilities	2,921,488	2,921,488
Stockholders' Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2014 and 2013	38,609	38,609
Additional paid-in capital	42,199,014	42,199,014
Retained earnings	130,467,296	116,366,328
Total Stockholders' Equity	172,704,919	158,603,951

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$175,626,407	$161,525,439

Financial Information of Parent Company

STATEMENTS OF INCOME

	For Years Ended December 31,
	2014	2013

Investment income	$14,100,968	$9,332,525
General and administrative expenses	-	130

Net income attributable to stockholders	$14,100,968	$9,332,395

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$0.73	$0.48

EPS - Diluted	$0.73	$0.48

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2014	2013

Cash flow from operating activities:
Net income	$14,100,968	$9,332,395
Adjustments to reconcile net income to net cash used in operating activities :
Investment in subsidiaries	(14,100,968)	(9,332,525)
Net cash used in operating activities	-	(130)

Net change in cash and cash equivalents	-	(130)
Cash and cash equivalents, beginning of period	81,036	81,166
Cash and cash equivalents, end of period	$81,036	$81,036

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2014 and 2013

			Additional		Total
	Number	Common	Paid-in	Retained	Stockholders'
	of Share	Stock	Capital	Earnings	Equity
Beginning Balance - January 1, 2014	19,304,921	$38,609	$42,199,014	$116,366,328	$158,603,951

Net Income	-	-	-	14,100,968	14,100,968

Ending Balance - December 31, 2014	19,304,921	$38,609	$42,199,014	$130,467,296	$172,704,919

			Additional		Total
	Number	Common	Paid-in	Accumulated	Stockholders'
	of Share	Stock	Capital	Earnings	Equity
Beginning Balance - January 1, 2013	19,304,921	$38,609	$42,199,014	$107,033,933	$149,271,556

Net Income	-	-	-	9,332,395	9,332,395

Ending Balance - December 31, 2013	19,304,921	$38,609	$42,199,014	$116,366,328	$158,603,951

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of December 31, 2014, were effective, in all material respects, for the purpose stated above.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Under the supervision, and with the participation of our management, including CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014. Based on our evaluation under the framework in the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.          List of Exhibits. The following documents are filed as part of this Annual Report:

(a)          (1)         Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof. See Item 8 for the financial statements filed with this report.

              (2)         Financial Statement Schedules:

The financial statement schedule listed in the index to consolidated financial statements on Page F-1 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

              (3)          Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report.

(b)         Exhibits:

See Item 15(a) (3) above.

(c)          Financial Statement Schedules:

See Item 15(a) (2) above.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

10.6	Employment Agreement—Jin Rui Yu (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________

(1)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Current Report on Form 8-K, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2012.

(7)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2015.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang

Xiao Ping Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2015
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Zong Yun Zhou

/s/ Jin Rui Yu	Chief Operating Officer	March 31, 2015

Jin Rui Yu

/s/ Xiao Feng Zhang	Director	March 31, 2015
Xiao Feng Zhang

/s/ Li Min Zhang	Director	March 31, 2015
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 31, 2015
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 31, 2015
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 31, 2015
Jiang Hua Feng

/s/ Shu Ping Chi	Director	March 31, 2015
Shu Ping Chi

