Form 10-Q
period 2015-03-31
SORL Auto Parts Inc
filed 2015-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 15, 2015 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2015

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	March 31, 2015		December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	4,727,453	US$	14,009,597
Accounts receivable, net		72,785,233		68,171,387
Bank acceptance notes from customers		16,840,791		17,626,704
Short term investments		44,845,698		34,838,757
Inventories		79,941,795		84,186,766
Prepayments, including $15,992 and $83,206 due from related parties at March 31, 2015 and December 31, 2014, respectively		4,494,755		4,663,002
Current portion of prepaid capital lease interest		235,612		282,280
Other current assets		1,833,224		1,282,182
Deferred tax assets		2,023,880		1,868,371
Total Current Assets		227,728,441		226,929,046

Property, plant and equipment, net		43,189,388		43,550,927
Land use rights, net		14,272,734		14,421,729
Intangible assets, net		34,444		37,661
Security deposits on lease agreement		1,860,664		1,867,719
Non-current portion of prepaid capital lease interest		57,003		99,180
Total Non-Current Assets		59,414,233		59,977,216
Total Assets	US$	287,142,674	US$	286,906,262

Liabilities and Equity
Current Liabilities
Accounts payable, including $283,021 and $136,609 due to related parties at March 31, 2015 and December 31, 2014, respectively	US$	9,196,839	US$	13,867,316
Deposit received from customers		20,686,281		19,045,172
Short term bank loans		12,648,031		9,539,476
Income tax payable		1,491,189		1,101,103
Accrued expenses		11,541,927		13,561,163
Current portion of capital lease obligations		3,721,328		3,735,438
Other current liabilities, including $213,060 and $17,681 due to related parties at March 31, 2015 and December 31, 2014, respectively.		2,487,172		2,131,527
Total Current Liabilities		61,772,767		62,981,195

Non-Current Liabilities
Non-current portion of capital lease obligations		2,790,996		3,735,437
Total Non-Current Liabilities		2,790,996		3,735,437
Total Liabilities		64,563,763		66,716,632

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014		-		-
Common stock - $0.002 par value; 50,000,000 authorized,19,304,921 issued and outstanding as of March 31, 2015 and December 31, 2014		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		12,335,365		12,019,532
Accumulated other comprehensive income		26,766,638		27,516,206
Retained earnings		119,669,501		116,935,053
Total SORL Auto Parts, Inc. Stockholders' Equity		201,009,127		198,708,414
Noncontrolling Interest In Subsidiaries		21,569,784		21,481,216
Total Equity		222,578,911		220,189,630
Total Liabilities and Equity	US$	287,142,674	US$	286,906,262

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015		2014

Net sales	US$	52,197,966	US$	49,993,289
Include: sales to related parties		1,011,924		290,077
Cost of sales		38,466,892		34,606,353
Gross profit		13,731,074		15,386,936

Expenses:
Selling and distribution expenses		5,350,998		5,705,494
General and administrative expenses		2,719,372		4,316,154
Research and development expenses		1,712,621		1,491,199
Total operating expenses		9,782,991		11,512,847

Other operating income		585,717		376,132

Income from operations		4,533,800		4,250,221

Other income		93,391		38,304
Interest expenses		(166,656)		(485,756)
Other expenses		(259,733)		(226,034)

Income before provision for income taxes		4,200,802		3,576,735

Provision for income taxes		998,278		513,235

Net income	US$	3,202,524	US$	3,063,500

Net income attributable to noncontrolling interest In subsidiaries		152,243		293,197

Net income attributable to common stockholders	US$	3,050,281	US$	2,770,303

Comprehensive income:

Net income	US$	3,202,524	US$	3,063,500

Foreign currency translation adjustments		(813,243)		4,357,991

Comprehensive income		2,389,281		7,421,491

Comprehensive income attributable to noncontrolling interest in subsidiaries		88,568		697,996

Comprehensive income attributable to common stockholders	US$	2,300,713	US$	6,723,495

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.16	US$	0.14

EPS - diluted	US$	0.16	US$	0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015		2014

Cash Flows From Operating Activities
Net Income	US$	3,202,524	US$	3,063,500
Adjustments to reconcile net income to net cash used in operating activities:

Allowance for doubtful accounts		(338,319)		299,798
Depreciation and amortization		1,937,064		1,853,310
Deferred income tax		(162,875)		(89,345)
Loss on disposal of property and equipment		-		(8,217)
Changes in assets and liabilities:
Account receivable		(4,556,747)		(4,438,919)
Bank acceptance notes from customers		720,695		7,375,687
Other currents assets		(557,779)		117,457
Inventories		3,937,590		(1,279,739)
Prepayments		(492,545)		(2,254,068)
Prepaid capital lease interest		87,570		131,368
Accounts payable		(4,765,769)		(5,252,230)
Income tax payable		394,992		(109,066)
Deposits received from customers		1,716,287		(524,065)
Other current liabilities and accrued expenses		(1,608,205)		308,876
Net Cash Flows Used In Operating Activities		(485,517)		(805,653)

Cash Flows From Investing Activities
Change in short term investments		(10,157,715)		-
Acquisition of property and equipment		(859,313)		(966,568)
Proceeds of disposal of property and equipment		-		14,472
Net Cash Flows Used In Investing Activities		(11,017,028)		(952,096)

Cash Flows From Financing Activities
Proceeds from bank loans		8,643,266		20,196,632
Repayment of bank loans		(5,470,663)		(10,566,433)
Repayment of capital lease		(932,092)		(918,873)
Net Cash Flows Provided By Financing Activities		2,240,511		8,711,326

Effects on changes in foreign exchange rate		(20,110)		629,376

Net change in cash and cash equivalents		(9,282,144)		7,582,953

Cash and cash equivalents- beginning of the period		14,009,597		28,241,983

Cash and cash equivalents - end of the period	US$	4,727,453	US$	35,824,936

Supplemental Cash Flow Disclosures:
Interest paid	US$	191,154	US$	485,756
Income taxes paid	US$	766,161	US$	707,103

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Three Months Ended March 31, 2015 (Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2015	19,304,921	$38,609	$42,199,014	$12,019,532	$116,935,053	$27,516,206	$198,708,414	$21,481,216	$220,189,630

Net income	-	-	-	-	3,050,281	-	3,050,281	152,243	3,202,524

Foreign currency translation adjustment	-	-	-	-	-	(749,568)	(749,568)	(63,675)	(813,243)

Transfer to reserve	-	-	-	315,833	(315,833)	-	-	-	-

Ending Balance - March 31, 2015	19,304,921	$38,609	$42,199,014	$12,335,365	$119,669,501	$26,766,638	$201,009,127	$21,569,784	$222,578,911

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”), a Delaware corporation incorporated on March 24, 1982, is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture” or “Ruian”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On November 11, 2009, the Company entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. or SIH. SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a goal to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

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

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of the Ruili Group, and, together with his wife and brother, owns more than 50% of the outstanding common stock of SORL. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(1)	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2014 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other reports filed with the SEC.

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

e. COST OF SALES

Cost of sales consists primarily of materials costs, applicable local government levies, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

f. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in RMB, the currency of the PRC. The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The shareholders’ equity accounts are translated at the appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

g. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE C - RELATED PARTY TRANSACTIONS

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

The following related party transactions occurred for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended March 31,
	2015	2014
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$286,415	$537,956

Ruian Kormee Vehicle Brake Co., Ltd.	74,603	349,266

Ruili Group Co., Ltd.	810,864	933,626

Total Purchases	$1,171,882	$1,820,848

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$94,896	$40,647

Ruian Kormee Vehicle Brake Co., Ltd.	17,315	25,473

Ruili Group Co., Ltd.	1,011,924	223,957

Total Sales	$1,124,135	$290,077

During the three months ended March 31, 2015, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	March 31,	December 31,
	2015	2014
PREPAYMENTS TO RELATED PARTIES

Ruian Kormee Vehicle Brake Co., Ltd.	$15,992	$83,206

Total	$15,992	$83,206

ACCOUNTS PAYABLE TO RELATED PARTIES

Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$282,443	$59,011

Ruili Group Co., Ltd.	578	77,598

Total	$283,021	$136,609

OTHER PAYABLES TO RELATED PARTIES

MGR Hong Kong Limited	$160,916	$17,681

Ruili Group Co., Ltd.	52,144	—

Total	$213,060	$17,681

The Company entered into several lease agreements with related parties, see Note L for more details.

In addition, the Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB108,000,000 (approximately US$17,182,404) for the period from September 26, 2013 to September 25, 2014, which was renewed in 2014 for a term from August 22, 2014 to August 21, 2015. The Company also provides a guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately US$24,016,996) for the period from December 9, 2014 to December 9, 2015.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$78,843,590	$74,646,974
Less: allowance for doubtful accounts	(6,058,357)	(6,475,587)
Accounts receivable, net	$72,785,233	$68,171,387

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarters ended March 31, 2015 and 2014. The changes in the allowance for doubtful accounts at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Beginning balance	$6,475,587	$3,813,415

Add: Increase to allowance	(417,230)	2,662,172

Less: Accounts written off	—	—
Ending balance	$6,058,357	$6,475,587

NOTE E - INVENTORIES

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014

Raw Materials	$8,258,943	$11,934,720

Work in process	29,862,393	30,020,125

Finished Goods	41,988,740	42,400,202

Less: Write-down of inventories	(168,281)	(168,281)

Total Inventory	$79,941,795	$84,186,766

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Machinery	$52,889,686	$51,619,990
Molds	1,420,605	1,425,992
Office equipment	2,232,036	2,257,208
Vehicles	2,062,665	2,040,061
Buildings	9,118,387	9,152,959
Machinery held under capital lease	29,012,601	29,012,601
Leasehold improvements	572,139	562,521
Sub-Total	97,308,119	96,071,332

Less: Accumulated depreciation	(54,118,731)	(52,520,405)

Property, plant and equipment, net	$43,189,388	$43,550,927

Depreciation expense charged to operations was $1,839,283 and $1,730,015 for the three months ended March 31, 2015 and 2014, respectively.

NOTE G - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Deferred tax assets - current
Allowance for doubtful accounts		$902,334	$990,496
Revenue (net of cost)		141,817	―
Unpaid accrued expenses		125,742	180,392
Warranty		853,987	848,566
Deferred tax assets		2,023,880	2,019,454
Valuation allowance		―	―
Net deferred tax assets - current		$2,023,880	$2,019,454

Deferred tax liabilities - current
Revenue (net of cost)	$	―	$151,083
Deferred tax liabilities - current		―	151,083

Net deferred tax assets - current		$2,023,880	$1,868,371

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

NOTE H - SHORT-TERM BANK LOANS

Bank loans represented the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Secured	$12,648,031	$9,539,476

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 0.32% to 3.50% per annum. The maturity dates of the loans ranged from April 21, 2015 to September 16, 2015. As of March 31, 2015 and December 31, 2014, the Company’s accounts receivables of $14,377,975 and $12,328,735, respectively, were pledged as collateral under loan arrangements. For three months ended March 31, 2015 and 2014, the interest expenses for short-term bank loans were $27,291 and $189,880, respectively.

Corporate or personal guarantees:
$8,134,972	Guaranteed by the Ruili Group, a related party;
$2,621,075	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders.
$1,891,984	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders and Jia Rui Zhang, the daughter of Mr. Xiao Ping Zhang and Ms. Shu Ping Chi.

NOTE I – CAPITAL LEASE OBLIGATIONS

	March 31, 2015	December 31, 2014
Total capital lease obligations	$6,512,324	$7,470,875
Less: current portion	(3,721,328)	(3,735,438)
Non-current portion	$2,790,996	$3,735,437

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce its financing expenses, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The lease inception date of the new lease agreement was January 4, 2013 and the termination date was January 4, 2017. The duration of the new agreement was 48 months with an interest rate of 6.4% per annum and was secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company was RMB 91,428,571 (approximately $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately $1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

NOTE J - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Company was awarded the "High-Tech Enterprise" certificate by the Chinese government. The High-Tech Enterprise certificate was valid for three years and provided the Company with a reduced tax rate of 15%. The Company passed the re-assessment of “High-Tech Enterprise” designation by the government in 2012 and continued to be taxed at a 15% rate from 2012 through 2014. Upon the expiration of the “High-Tech Enterprise” certificate in 2015, the Company is undergoing the re-assessment of the certificate by the government and is currently subject to a tax rate of 25%.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

US statutory income tax rate	35.00%	35.00%

Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%

HK statutory income tax rate	16.50%	16.50%

Valuation allowance recognized with respect to the loss in the HK company	-16.50%	-16.50%

China statutory income tax rate	25.00%	25.00%

Effects of income tax exemptions and reliefs	-	-10.00%

Effects of additional deduction allowed for R&D expenses	-5.10%	-3.13%

Other items	3.86%	2.48%

Effective tax rate	23.76%	14.35%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2015. In the three months ended March 31, 2015 and 2014, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the three months ended March 31, 2015 and 2014, respectively, are summarized as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Current	$1,161,153	$602,580
Deferred	(162,875)	(89,345)
Total	$998,278	$513,235

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company‘s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2015 and December 31, 2014.

NOTE K – NON-CONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Ruili Group, in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $152,243 and $293,197 for the three months ended March 31, 2015 and 2014, respectively.

	March 31, 2015	March 31, 2014

10% non-controlling interest in Ruian	$350,927	$323,050

40% non-controlling interest in SIH	(198,684)	(29,853)

Total	$152,243	$293,197

NOTE L – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB2,100,000 (approximately US$333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 32,410 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately US$1,293,070).

The lease expenses were $417,483 and $411,562 for the three months ended March 31, 2015 and 2014, respectively.

NOTE M - WARRANTY CLAIMS

Warranty claims were $485,334 and $501,666 for the three months ended March 31, 2015 and March 31, 2014, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2015 was as follows:

Beginning balance at January 1, 2015	$5,657,106
Aggregate increase for new warranties issued during current period	485,334
Aggregate reduction for payments made	(472,197)
Ending balance at March 31, 2015	$5,670,243

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

	For The Three Months Ended March 31,
	2015		2014

NET SALES TO EXTERNAL CUSTOMERS

Commercial vehicle brake systems		$43,253,546		$39,943,625
Passenger vehicle brake systems		8,944,420		10,049,664

Net sales		$52,197,966		$49,993,289
INTERSEGMENT SALES

Commercial vehicle brake systems	$	―	$	―
Passenger vehicle brake systems		―		―

Intersegment sales	$	―	$	―
GROSS PROFIT

Commercial vehicle brake systems		$11,378,176		$12,293,850
Passenger vehicle brake systems		2,352,898		3,093,086

Gross profit		$13,731,074		$15,386,936
Other operating income		585,717		376,132
Selling and distribution expenses		5,350,998		5,705,494
General and administrative expenses		2,719,372		4,316,154
Research and development expenses		1,712,621		1,491,199
Income from operations		4,533,800		4,250,221
Interest expenses		(166,656)		(485,756)
Other income		93,391		38,304
Other expenses		(259,733)		(226,034)

Income before income tax expense		$4,200,802		$3,576,735

CAPITAL EXPENDITURES

Commercial vehicle brake systems		$712,065		$772,268
Passenger vehicle brake systems		147,248		194,300

Total		$859,313		$966,568

DEPRECIATION AND AMORTIZATION

Commercial vehicle brake systems		$1,605,137		$1,480,757
Passenger vehicle brake systems		331,927		372,553

Total		$1,937,064		$1,853,310

	March 31, 2015	December 31, 2014

TOTAL ASSETS

Commercial vehicle brake systems	$237,939,132	$234,186,022
Passenger vehicle brake systems	49,203,542	52,720,240

Total	$287,142,674	$286,906,262

	March 31, 2015	December 31, 2014

LONG LIVED ASSETS

Commercial Vehicle Brake Systems	$49,233,264	$48,956,149
Passenger Vehicle Brake Systems	10,180,969	11,021,067

Total	$59,414,233	$59,977,216

NOTE O – CONTINGENCIES

(1) According to the laws of China, the Chinese government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiation regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Even if it is unable to resolve the tax issues and obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company.

(2) The Company provided the guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB108,000,000 (approximately $17,182,404) for the period from September 26, 2013 to September 25, 2014, which was renewed in 2014 for a term from August 22, 2014 to August 21, 2015. The Company also provides the guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately $24,016,996) from December 9, 2014 to December 9, 2015.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; and our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2014.

See Note J to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

The following statements are about results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Sales

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	(U.S. dollars in millions)
Commercial vehicle brake systems	$43.3	83%	$40.0	80%
Passenger vehicle brake systems	$8.9	17%	$10.0	20%

Total	$52.2	100%	$50.0	100%

The sales were $52,197,966 and $49,993,289 for the three months ended March 31, 2015 and 2014, respectively, an increase of $2.2 million or 4.4%. The increase was mainly due to the increased sales of commercial vehicle brake systems to Chinese Aftermarket and international market.

The sales from commercial vehicle brake systems increased by $3.3 million or 8.3%, to $43.3 million for the first fiscal quarter of 2015, compared to $40.0 million for the same period of 2014. Our high-quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems decreased by $1.1 million or 11.0%, to $8.9 million for the first fiscal quarter of 2015, compared to $10.0 million for the same period of 2014. The decrease was mainly due to the adjustment of our customer structure in the third fiscal quarter of 2014, namely reducing or suspending sales to customers who have long term overdue payment or who makes relatively small amount of orders.

A breakdown of net sales revenue for these markets for the first fiscal quarter of the 2015 and 2014, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	March 31, 2015	Total Sales	March 31, 2014	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$25.9	49.7%	$28.6	57.1%	-9.4%
China aftermarket	$12.4	23.7%	$10.5	21.0%	18.0%
International market	$13.9	26.6%	$10.9	21.9%	27.5%
Total	$52.2	100.0%	$50.0	100.0%	4.4%

Considering the decline of the production and sales of the commercial vehicles for the first fiscal quarter of 2015 in the automobile industry, our sales to the Chinese OEM Market decreased by 9.4% from the first fiscal quarter of 2014, to $25.9 million for the first fiscal quarter of 2015.

Our sales to the Chinese Aftermarket increased by $1.9 million or 18.0%, to $12.4 million for the first fiscal quarter of 2015, compared to $10.5 million for the same period of 2014. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Sales of our new model products, applicable to both the Chinese OEM Market and Chinese Aftermarket, also increased during the three months ended March 31, 2015. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $3.0 million or 27.5%, to $13.9 million for the first fiscal quarter of 2015, as compared to $10.9 million for the same period of 2014. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2015 were $38,466,892 an increase of $3.9 million or 11.2% from $34,606,353 for the same period last year. Our gross profit decreased by 10.8% from $15,386,936 for the first fiscal quarter of 2014 to $13,731,074 for the first fiscal quarter of 2015.

Gross margin decreased to 26.3% from 30.8% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. One of the reasons of the decrease is that, to strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the three months ended March 31, 2015. The increased labor cost also decreased our gross margin for the three months ended March 31, 2015. We intend to focus in 2015 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months ended March 31, 2015 were $31.8 million, an increase of $4.2 million or 15.3% from $27.6 million for the same period last year. The gross profit from commercial vehicle brake systems decreased by 7.4% from $12.3 million for the first fiscal quarter of 2014 to $11.4 million for the first fiscal quarter of 2015. Gross margin from commercial vehicle brake systems decreased to 26.3% from 30.8% for the three months ended March 31, 2015 compared with 2014. To strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the three months ended March 31, 2015. The increased labor cost also decreased our gross margin for the three months ended March 31, 2015.

Cost of sales from Passenger Vehicle Brake Systems for the three months ended March 31, 2015 were $6.6 million, a decrease of $0.4 million or 5.2% from $7.0 million for the same period last year. The gross profit from passenger vehicle brake systems decreased by 23.9% from $3.1 million for the first fiscal quarter of 2014 to $2.4 million for the first fiscal quarter of 2015. Gross margin from Passenger Vehicle Brake Systems decreased to 26.3% from 30.8% for the three months ended March 31, 2015 compared with 2014. To strengthen our competitiveness and increase our market share, we started the price promotion in the Chinese Aftermarket and international market for the three months ended March 31, 2015. The increased labor cost also decreased our gross margin for the three months ended March 31, 2015.

Selling and Distribution Expenses

Selling and distribution expenses were $5,350,998 for the three months ended March 31, 2015, as compared to $5,705,494 for the same period of 2014, a decrease of $354,496, or 6.2%.

The decrease was mainly due to decreased freight expense and salaries of the sales force. As a percentage of sales revenue, selling expenses decreased to 10.3% for the three months ended March 31, 2015, as compared to 11.4% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses were $2,719,372 for the three months ended March 31, 2015, as compared to $4,316,154 for the same period of 2014, a decrease of $1,596,782 or 37.0%. The decrease was mainly due to the cost control measures implemented during this quarter. As a percentage of sales revenue, general and administrative expenses decreased to 5.2% for the three months ended March 31, 2015, as compared to 8.6% for the same period in 2014.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2015, research and development expenses were $1,712,621, as compared to $1,491,199 for the same period of 2014, an increase of $221,422.

Other Operating Income

Other operating income was $585,717 for the three months ended March 31, 2015, as compared to $376,132 for the three months ended March 31, 2014, an increase of $209,585. The increase was mainly due to an increase in sales of raw material scraps for the three months ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $1,937,064 for the three months ended March 31, 2015, as compared to that of $1,853,310 for the same period of 2014, an increase of $83,754..

Interest Expenses

The interest expenses for the three months ended March 31, 2015 decreased by $319,100 to $166,656 from $485,756 for the same period of 2014, mainly due to decreased interest rate and decreased amount of average loans outstanding during the period.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the "High-Tech Enterprise" certificate by the Chinese government. The High-Tech Enterprise certificate was valid for three years and provided for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. Upon the expiration of “High-Tech Enterprise” certificate, the Company is undergoing the re-assessment. The current income tax rate used by the Company for the three months ended March 31, 2015 is 25%.

Income tax expense of $998,278 and $513,235 was recorded for the fiscal quarter ended March 31, 2015 and 2014, respectively. The increase was mainly due to increased income tax rate and pre-tax income.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $152,243 and $293,197 for the first fiscal quarter ended March 31, 2015 and 2014, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended March 31, 2015 increased by $0.3 million, to $3,050,281 from $2,770,303 for the fiscal quarter ended March 31, 2014 due to increased net income, which was caused by decreased expenses. The main factors contributing to our expenses decreased for the fiscal quarter ended March 31, 2015 was the cost control measures. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended March 31, 2015 and 2014, were $0.16 and $0.14, respectively.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash and cash equivalents of $4,727,453, as compared to cash and cash equivalents of $14,009,597 as of December 31, 2014. The Company had working capital of $165,955,674 at March 31, 2015, as compared to working capital of $163,947,851 at December 31, 2014, reflecting current ratios of 3.69:1 and 3.60:1, respectively.

OPERATING - Net cash used in operating activities was $485,517 for the three months ended March 31, 2015 compared with $805,653 of net cash used by operating activities in the same period in 2014, a decrease of $0.3 million, primarily due to the increased cash inflow resulted by changes in inventories and deposits received from customers.

INVESTING - During the three months ended March 31, 2015, the Company expended net cash of $11,017,028 in investing activities, mainly for short term investments in term deposits and acquisition of new equipment to support the growth of the business. For the three months ended March 31, 2014, the Company expended net cash of $952,096 in investing activities.

FINANCING - During the three months ended March 31, 2015, the cash provided by financing activities was $2,240,511. The cash provided by financing activities was $8,711,326 for the three months ended March 31, 2014.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Even if the Company is unable to timely resolve obtain the land use right certificate for the land and related building, the Company believes that there will be no potential adverse implication on the Company for the following reasons.

1.        The Company acquired the land use rights in a transaction between the Company and the Ruili Group, a related party. The Ruili Group, as the original land use right owner, has granted the land use right to the Company by contract which is supported by valid consideration.

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

c)         The Company has reserved tax payables in the amount of RMB 4,560,000 (approximately US$724,580) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

CONTRACTUAL OBLIGATIONS

As of March 31, 2015, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of March 31, 2015, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as further amended (approved May 27, 2010). (1)

3.2	Amended and Restated Bylaws effective as of March 14, 2009. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2015	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)

