Form 10-Q
period 2015-06-30
SORL Auto Parts Inc
filed 2015-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

86-577-6581-7720

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 14, 2015 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	June 30, 2015		December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	11,624,065	US$	14,009,597
Accounts receivable, net		76,562,017		68,171,387
Bank acceptance notes from customers		13,675,163		17,626,704
Short term investments		58,690,792		34,838,757
Inventories		73,357,006		84,186,766
Prepayments, including $267,746 and $83,206 due from related parties at June 30, 2015 and December 31, 2014, respectively.		4,712,578		4,663,002
Current portion of prepaid capital lease interest		190,898		282,280
Other current assets		1,021,339		1,282,182
Deferred tax assets		3,036,623		1,868,371
Total Current Assets		242,870,481		226,929,046

Property, plant and equipment, net		42,153,811		43,550,927
Land use rights, net		14,244,540		14,421,729
Intangible assets, net		31,515		37,661
Security deposits on lease agreement		1,869,368		1,867,719
Non-current portion of prepaid capital lease interest		26,726		99,180
Total Non-Current Assets		58,325,960		59,977,216
Total Assets	US$	301,196,441	US$	286,906,262

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $139,621 and $136,609 due to related parties at June 30, 2015 and December 31, 2014, respectively.	US$	9,411,489	US$	13,867,316
Deposit received from customers		25,124,561		19,045,172
Short term bank loans		18,135,575		9,539,476
Income tax payable		1,699,942		1,101,103
Accrued expenses		12,738,311		13,561,163
Current portion of capital lease obligations		3,738,737		3,735,438
Other current liabilities, including $22,973 and $17,681 due to related parties at June 30, 2015 and December 31, 2014, respectively.		2,433,690		2,131,527
Total Current Liabilities		73,282,305		62,981,195

Non-Current Liabilities
Non-current portion of capital lease obligations		1,869,369		3,735,437
Total Non-Current Liabilities		1,869,369		3,735,437
Total Liabilities		75,151,674		66,716,632

Equity

Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014		-		-
Common stock - $0.002 par value; 50,000,000 authorized,19,304,921 issued and outstanding as of June 30, 2015 and December 31, 2014		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		12,564,853		12,019,532
Accumulated other comprehensive income		27,695,092		27,516,206
Retained earnings		121,702,088		116,935,053
Total SORL Auto Parts, Inc. Stockholders' Equity		204,199,656		198,708,414
Noncontrolling Interest In Subsidiaries		21,845,111		21,481,216
Total Equity		226,044,767		220,189,630
Total Liabilities and Equity	US$	301,196,441	US$	286,906,262

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Sales	US$	59,274,878	US$	65,723,746	US$	111,472,844	US$	115,717,035
Include: sales to related parties		1,057,724		1,345,506		2,069,648		1,635,583
Cost of sales		42,746,432		47,209,861		81,213,324		81,816,214

Gross profit		16,528,446		18,513,885		30,259,520		33,900,821

Expenses:
Selling and distribution expenses		5,086,089		6,473,111		10,437,087		12,178,605
General and administrative expenses		7,430,223		4,710,874		10,149,595		9,027,028
Research and development expenses		1,857,470		2,200,558		3,570,091		3,691,757

Total operating expenses		14,373,782		13,384,543		24,156,773		24,897,390

Other operating income		483,091		549,130		1,068,808		925,262

Income from operations		2,637,755		5,678,472		7,171,555		9,928,693

Interest income		409,836		48,835		520,791		60,635
Other income		620,547		213,292		713,938		251,596
Interest expenses		(242,544)		(236,974)		(409,200)		(722,730)
Other expenses		(160,420)		(472,320)		(531,108)		(710,154)

Income before provision for income taxes		3,265,174		5,231,305		7,465,976		8,808,040

Provision for income taxes		794,144		651,210		1,792,422		1,164,445

Net income	US$	2,471,030	US$	4,580,095	US$	5,673,554	US$	7,643,595

Net income attributable to noncontrolling interest in subsidiaries		208,955		447,621		361,198		740,818

Net income attributable to common stockholders	US$	2,262,075	US$	4,132,474	US$	5,312,356	US$	6,902,777

Comprehensive income:

Net income	US$	2,471,030	US$	4,580,095	US$	5,673,554	US$	7,643,595

Foreign currency translation adjustments		994,826		(25,135)		181,583		4,332,856

Comprehensive income		3,465,856		4,554,960		5,855,137		11,976,451

Comprehensive income attributable to noncontrolling interest in subsidiaries		275,327		445,057		363,895		1,143,053

Comprehensive income attributable to common stockholders	US$	3,190,529	US$	4,109,903	US$	5,491,242	US$	10,833,398

Weighted average common share - Basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - Diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - Basic	US$	0.12	US$	0.21	US$	0.28	US$	0.36

EPS - Diluted	US$	0.12	US$	0.21	US$	0.28	US$	0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015		2014

Cash Flows From Operating Activities
Net income	US$	5,673,554	US$	7,643,595
Adjustments to reconcile net income to net cash
from operating activities:
Allowance for doubtful accounts		3,910,282		1,194,754
Depreciation and amortization		3,911,272		3,732,381
Deferred income tax		(1,163,808)		(307,429)
(Gain) or loss on disposal of property and equipment		(48,940)		28,075
Changes in assets and liabilities:
Accounts receivable		(12,214,909)		(11,133,975)
Bank acceptance notes from customers		3,957,535		(3,098,660)
Other currents assets		261,966		325,030
Inventories		10,876,719		(4,449,536)
Prepayments		(678,866)		(743,265)
Prepaid capital lease interest		163,751		252,772
Accounts payable and bank acceptance notes to vendors		(4,685,074)		(254,762)
Income tax payable		596,297		296,017
Deposits received from customers		6,047,663		(488,943)
Other current liabilities and accrued expenses		(532,514)		2,624,773
Net Cash Flows Provided By (Used In) Operating Activities		16,074,928		(4,379,173)

Cash Flows From Investing Activities
Change in short term investments		(23,761,197)		-
Acquisition of property and equipment		(1,420,785)		(2,061,662)
Proceeds of disposal of property and equipment		48,956		53,437
Net Cash Flows Used In Investing Activities		(25,133,026)		(2,008,225)

Cash Flows From Financing Activities
Proceeds from bank loans		24,913,667		22,292,424
Repayment of bank loans		(16,309,191)		(15,904,045)
Repayment of capital lease		(1,864,595)		(1,847,655)
Net Cash Flows Provided By Financing Activities		6,739,881		4,540,724

Effects on changes in foreign exchange rate		(67,315)		624,776

Net change in cash and cash equivalents		(2,385,532)		(1,221,898)

Cash and cash equivalents - beginning of the period		14,009,597		28,241,983

Cash and cash equivalents - end of the period	US$	11,624,065	US$	27,020,085

Supplemental Cash Flow Disclosures:
Interest paid	US$	465,309	US$	722,728
Income taxes paid	US$	2,359,836	US$	1,171,310

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Six Months Ended June 30, 2015 (Unaudited)

			Additional			Accumulated Other	Total SORL Auto Parts, Inc.
	Number	Common	Paid-in		Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Beginning Balance - January 1, 2015	19,304,921	$38,609	$42,199,014	$12,019,532	$116,935,053	$27,516,206	$198,708,414	$21,481,216	$220,189,630

Net income	-	-	-	-	5,312,356	-	5,312,356	361,198	5,673,554

Foreign currency translation adjustment	-	-	-	-	-	178,886	178,886	2,697	181,583

Transfer to reserve	-	-	-	545,321	(545,321)	-	-	-	-

Ending Balance – June 30, 2015	19,304,921	$38,609	$42,199,014	$12,564,853	$121,702,088	$27,695,092	$204,199,656	$21,845,111	$226,044,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On August 31, 2010, the Company, through the Joint Venture, executed an agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (a related party under common control). As a result of this acquisition, the Company’s product offerings expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately US $25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of Ruili Group. The Company purchased the machinery and equipment, inventory, and accounts receivable at book values of US $8.0 million, US $8.0 million and US $5.2 million, respectively. The Company did not acquire any of the assets of Ruili Group other than those in the segment of its business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

The acquisition was accounted for as a transaction between the entities under common control because the CEO of the Company owned 63% of the registered capital of the Ruili Group, and ,together with his wife and brother, owned more than 50% of the outstanding common stock of SORL. This results in the acquisition being accounted for using the historical costs of the financial statements of the Seller. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

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

f. SHORT TERM INVESTMENTS

The Company's short term investments include term deposits with an original maturity from three months to one year with financial institutions. The balances of short term investments were $58,690,792 and $34,838,757 as of June 30, 2015 and December 31, 2014, respectively.

g. FOREIGN CURRENCY TRANSLATION

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

h. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in the ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases from two other related parties, Guangzhou Kormee Automotive Electronic Control Co., Ltd. (“Guangzhou Kormee”) and Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. The Company also sells certain automotive products to Guangzhou Kormee, Ruian Kormee and the Ruili Group. MGR holds a 30% interest in SIH. The stockholders of MGR are the management of SIH.

The following related party transactions are reported for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PURCHASES FROM:
Guangzhou Kormee Automotive Electronic Control Co., Ltd.	$88,134	$934,065	$374,549	$1,472,020
Ruian Kormee Vehicle Brake Co., Ltd.	403,456	420,691	478,059	769,957
Ruili Group Co., Ltd.	817,962	1,109,426	1,628,826	2,043,053
Total Purchases	$1,309,552	$2,464,182	$2,481,434	$4,285,030

SALES TO:
Guangzhou Kormee Automotive Electronic Control Co., Ltd.	$167,874	$934,064	$262,770	$974,711
Ruian Kormee Vehicle Brake Co., Ltd.	10,435	30,266	27,750	55,739
Ruili Group Co., Ltd.	1,057,724	381,176	2,069,648	605,133
Total Sales	$1,236,033	$1,345,506	$2,360,168	$1,635,583

During the three and six months ended June 30, 2015, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	June 30, 2015	December 31, 2014
PREPAYMENTS
Guangzhou Kormee Automotive Electronic Control Co., Ltd.	$267,746	$—
Ruian Kormee Vehicle brake Co., Ltd.	—	83,206
Total	$267,746	$83,206

ACCOUNTS PAYABLE
Ruian Kormee Vehicle Brake Co., Ltd.	$125,361	$—
Guangzhou Kormee Automotive Electronic Control Co., Ltd.	—	59,011
Ruili Group Co., Ltd.	14,260	77,598
Total	$139,621	$136,609

OTHER PAYABLES
MGR Hong Kong Limited	$18,153	$17,681
Ruili Group Co., Ltd.	4,820	—
Total	$22,973	$17,681

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

NOTE E - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$86,907,254	$74,646,974
Less: allowance for doubtful accounts	(10,345,237)	(6,475,587)
Account receivable, net	$76,562,017	$68,171,387

No customer individually accounted for more than 10% of our revenues or accounts receivable for the six months ended June 30, 2015. The changes in the allowance for doubtful accounts at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Beginning balance	$6,475,587	$3,813,415
Add: Increase to allowance	3,869,650	2,662,172

Ending balance	$10,345,237	$6,475,587

NOTE F - INVENTORIES

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$7,160,780	$11,934,720
Work in process	29,824,695	30,020,125
Finished goods	36,539,812	42,400,202
Less: Write-down of inventories	(168,281)	(168,281)
Total inventory	$73,357,006	$84,186,766

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Machinery	$53,845,391	$51,619,990
Molds	1,427,251	1,425,992
Office equipment	2,177,164	2,257,208
Vehicles	2,083,079	2,040,061
Buildings	9,161,044	9,152,959
Machinery held under capital lease	29,012,601	29,012,601
Leasehold improvements	574,876	562,521
Sub-Total	98,281,406	96,071,332

Less: Accumulated depreciation	(56,127,595)	(52,520,405)

Property, plant and equipment, net	$42,153,811	$43,550,927

Depreciation expense charged to operations was $3,663,280 and $3,481,100 for the six months ended June 30, 2015 and June 30, 2014, respectively.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Deferred tax assets - current
Allowance for doubtful accounts		$1,971,190	$990,496
Revenue (net of cost)		27,359	―
Unpaid accrued expenses		112,856	180,392
Warranty		925,218	848,566
Deferred tax assets		3,036,623	2,019,454
Valuation allowance		―	―
Net deferred tax assets - current		$3,036,623	$2,019,454

Deferred tax liabilities - current
Revenue (net of cost)	$	―	$151,083
Deferred tax liabilities - current		―	151,083

Net deferred tax assets - current		$3,036,623	$1,868,371

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to be realized in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in the United States as the Company had no U.S. taxable income for the reporting period. The Company’s subsidiaries registered in the PRC are subject to income taxes within the PRC at the applicable tax rate.

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Secured	$18,135,575	$9,539,476

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank, OCBC Bank and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 0.32% to 5.35% per annum. The maturity dates of the loans, as extended, ranged from September 16, 2015 to May 14, 2016. As of June 30, 2015 and December 31, 2014, the Company’s accounts receivables of $8,625,000 and $12,328,735, respectively, were pledged as collateral under loan arrangements. For the three months ended June 30, 2015 and 2014, the interest expenses for short-term bank loans were $134,430 and $176,710, respectively. For the six months ended June 30, 2015 and 2014, the interest expenses for short-term bank loans were $161,721 and $366,590, respectively.

Corporate or personal guarantees:
$3,548,333	Guaranteed by the Ruili Group, a related party;
$11,587,193	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders; and
$3,000,049	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal shareholders and Jia Rui Zhang, the daughter of Mr. Xiao Ping Zhang and Ms. Shu Ping Chi.

NOTE J –CAPITAL LEASE OBLIGATIONS

	June 30, 2015	December 31, 2014

Total capital lease obligations	$5,608,106	$7,470,875
Less: Current portion	(3,738,737)	(3,735,438)
Non-current portion	$1,869,369	$3,735,437

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears, pursuant to which the Company mortgaged its equipment. To reduce its financing expenses, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The lease inception date of the new lease agreement is January 4, 2013 and the termination date was January 4, 2017. The duration of the new agreement was 48 months with an interest rate of 6.4% per annum and was secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company was RMB 91,428,571 (approximately $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately $1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

NOTE K - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Company was awarded the “High-Tech Enterprise” certificate by the Chinese government. The High-Tech Enterprise certificate was valid for three years and provided the Company with a reduced tax rate of 15%.. The Company passed the re-assessment of the “High-Tech Enterprise” designation by the government in 2012 and continued to be taxed at a 15% rate in 2012 through 2014. Upon the expiration of the “High-Tech Enterprise” certificate in 2015, the Company is undergoing the re-assessment of the certificate by the government and is currently subject to a tax rate of 25%.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

US Statutory income tax rate	35.00%	35.00%

Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%

HK Statutory income tax rate	16.50%	16.50%

Valuation allowance recognized with respect to the loss in the HK company	-16.50%	-16.50%

China Statutory income tax rate	25.00%	25.00%

Effects of income tax exemptions and reliefs	―	-10.00%

Effects of additional deduction allowed for Research and Development expenses	-5.97%	-3.14%

Other items	4.98%	1.36%

Effective tax rate	24.01%	13.22%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at June 30, 2015. There currently is no tax benefit recorded for the United States. The U.S. tax authority may examine the tax returns of the Company three years after the date such taxes were due. In the six months ended June 30, 2015, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2015 and 2014, respectively, are summarized as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Current	$2,956,230	$1,471,873
Deferred	(1,163,808)	(307,428)

Total	$1,792,422	$1,164,445

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2015 and December 31, 2014.

NOTE L - NONCONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Ruili Group, in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to $361,198 and $740,818 for the six months ended June 30, 2015 and 2014, respectively.

	June 30, 2015	June 30, 2014

10% non-controlling interest in Ruian	$605,914	$784,422

40% non-controlling interest in SIH	(244,716)	(43,604)

Total	$361,198	$740,818

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

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 32,410 square meters manufacturing plant for its newly purchased Passenger Vehicle Brake Systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8, 137,680 (approximately $1,293,070).

The lease expenses were $835,150 and $814,389 for the six months ended June 30, 2015 and 2014, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were $1,042,859 and $1,143,342 for the six months ended June 30, 2015 and 2014, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The changes of accrued warranty expenses for the six months ended June 30, 2015 was as follows:

Beginning balance at January 1, 2015	$5,657,106
Aggregate increase for new warranties issued during current period	1,042,859
Aggregate reduction for payments made	(734,252)
Ending balance at June 30, 2015:	$5,965,713

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

	For The Six Months Ended June 30,
	2015	2014

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$90,002,644	$93,874,970
Passenger vehicles brake systems	21,470,200	21,842,065
Net sales	$111,472,844	$115,717,035
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$23,944,802	$26,177,323
Passenger vehicles brake systems	6,314,718	7,723,498
Gross profit	$30,259,520	$33,900,821
Other operating income	1,068,808	925,262
Selling and distribution expenses	10,437,087	12,178,605
General and administrative expenses	10,149,595	9,027,028
Research and development expenses	3,570,091	3,691,757
Income from operations	7,171,555	9,928,693
Interest income	520,791	60,635
Other Income	713,938	251,596
Interest expenses	(409,200)	(722,730)
Other expenses	(531,108)	(710,154)

Income before income tax expense	$7,465,976	$8,808,040
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$1,154,889	$1,670,876
Passenger vehicles brake systems	265,896	390,786
Total	$1,420,785	$2,061,662
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$3,162,162	$3,022,678
Passenger vehicles brake systems	749,110	709,703
Total	$3,911,272	$3,732,381

	June 30, 2015	December 31, 2014

TOTAL ASSETS
Commercial vehicles brake systems	$237,553,633	$234,186,022
Passenger vehicles brake systems	63,642,808	52,720,240
Total	$301,196,441	$286,906,262

	June 30, 2015	December 31, 2014

LONG LIVED ASSETS
Commercial vehicles brake systems	$46,001,685	$48,956,149
Passenger vehicles brake systems	12,324,275	11,021,067

Total	$58,325,960	$59,977,216

NOTE P – CONTINGENCIES

(1) According to the laws of China, the Chinese government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and the building on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiation regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Even if it is unable to resolve the tax issues, there will be no potential adverse implication on the Company.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: risks associated with global economic or market conditions; our ability to effectively implement our business strategy; our ownership and management structure; our ability to retain and expand our customer base and generate revenue from their orders; our ability to handle downward pricing pressures on our products; our ability to accurately or effectively plan our production or supply needs; our ability to meet delivery deadlines for our products; our ability to develop new products; our ability to obtain financing on favorable terms; our ability to protect our intellectual property rights and not infringe on the intellectual property rights of others; competitive pressures; risks associated with a disruption at our sole manufacturing site; increased costs of components and raw materials; risks associated with product liability and warranty and recall claims; compliance costs related to environmental and safety regulations; risks related to non-performance by our suppliers; risks associated with international operations, including fluctuations in foreign currency exchange rates; and risks associated with China’s legal, environmental, political and economic policies. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

Results of Operations

Results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Sales

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$46.8	78.9%	$53.9	82.0%
Passenger Vehicle Brake Systems	$12.5	21.1%	$11.8	18.0%

Total	$59.3	100.0%	$65.7	100.0%

Net sales were $59,274,878 and $65,723,746 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $6.4 million or 9.8%. The decrease was mainly due to the decreased sales of commercial vehicle brake systems to China market and international market.

The sales from Commercial Vehicle Brake Systems decreased by $7.1 million or 13.2%, to $46.8 million for the second fiscal quarter of 2015, compared to $53.9 million for the same period of 2014. The decline of the production and sales of the commercial vehicles for the second fiscal quarter of 2015 in the automobile industry impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems increased by $0.7 million or 5.9%, to $12.5 million for the second fiscal quarter of 2015, compared to $11.8 million for the same period of 2014. The increase was mainly due to the increased sales to existing customers in the second fiscal quarter of 2015.

A breakdown of net sales revenue for these markets for the second fiscal quarter of the 2015 and 2014, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	June 30, 2015	Total Sales	June 30, 2014	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$28.4	47.9%	$31.9	48.6%	-11.0%
China Aftermarket	$14.0	23.6%	$15.4	23.4%	-9.1%
International market	$16.9	28.5%	$18.4	28.0%	-8.2%
Total	$59.3	100.0%	$65.7	100.0%	-9.7%

Considering the decline of the production and sales of the commercial vehicles for the second fiscal quarter of 2015 in the automobile industry, our sales to the Chinese OEM market decreased by 11.0% from the second fiscal quarter of 2014, to $28.4 million.

Our sales to the China aftermarket decreased by $1.4 million or 9.1%, to $14.0 million for the second fiscal quarter of 2015, compared to $15.4 million for the same period of 2014. The usage of heavy-duty trucks in the construction of real estate development projects and infrastructure projects was reduced in China in the second quarter of 2015, which resulted in the reduced replacement of auto parts. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our international sales decreased by $1.5 million or 8.2%, to $16.9 million for the second fiscal quarter of 2015, as compared to $18.4 million for the same period of 2014. The decrease in export sales was mainly due to the truck production decline and currency depreciation in some countries.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2015 were $42,746,432 a decrease of $4,463,429 or 9.5% from $47,209,861 for the three month period ended June 30, 2014. Our gross profit decreased by 10.7% from $18,513,885 for the period of 2014 to $16,528,446 for the three month period ended June 30, 2015.

Gross margin decreased to 27.9% from 28.2% for the three month period ended June 30, 2015 compared with 2014. One of the reasons of these decrease is that, to strengthen our competitiveness and increase our market share, we introduced price discounts in the aftermarket and international market in 2015. The increased labor cost also decreased our gross margin for the three months ended June 30, 2015. We intend to focus in 2015 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended June 30, 2015 were $34.2 million, a decrease of $5.3 million or 13.3% from $39.5 million for the same period last year. The gross profit from Commercial Vehicle Brake Systems decreased by 13.4% from $14.4 million for three month period ended June 30, 2014 to $12.5 million for the three month period ended June 30, 2015. Gross margin from Commercial Vehicle Brake Systems decreased to 26.7% from 26.8% for the three months period ended June 30, 2015 compared to the three months period ended June 30, 2014.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended June 30, 2015 were $8.5 million, an increase of $0.8 million or 10.2% from $7.7 million for the three month period ended June 30, 2014. The gross profit from Passenger Vehicle Brake Systems decreased by 1.3% from $4.1 million for the three month period ended June 30, 2014 to $4.0 million for the three month period ended June 30, 2015. Gross margin from Passenger Vehicle Brake Systems decreased to 32.1% from 34.6% for the three months ended June 30, 2015 compared to the three months period ended June 30, 2014.

Selling and Distribution Expenses

Selling and distribution expenses were $5,086,089 for the three months ended June 30, 2015, as compared to $6,473,111 for the same period of 2014, a decrease of $1,387,022 or 21.4%.

The decrease was mainly due to decreased freight expense. As a percentage of sales revenue, selling expenses decreased to 8.6% for the three months ended June 30, 2015, as compared to 9.8% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses were $7,430,223 for the three months ended June 30, 2015, as compared to $4,710,874 for the same period of 2014, an increase of $2,719,349 or 57.7%. The increase was mainly due to the increase in allowance for doubtful accounts during this quarter. As a percentage of sales revenue, general and administrative expenses increased to 12.5% for the three months ended June 30, 2015, as compared to 7.2% for the same period in 2014.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2015, research and development expenses were $1,857,470, as compared to $2,200,558 for the same period of 2014, a decrease of $343,088.

Other Operating Income

Other operating income was $483,091 for the three months ended June 30, 2015, as compared to $549,130 for the three months ended June 30, 2014, a decrease of $66,039. The decrease was mainly due to a decrease in sales of raw material scraps for the three months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $1,974,208 for the three months ended June 30, 2015, compared with that of $1,879,071 for the same period of 2014, an increase of $95,137. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

Interest income

The interest income for the three months ended June 30, 2015, increased by $361,001 to $409,836 from $48,835 for the same period of 2014, mainly due to increased short term investments during the period.

Interest Expenses

The interest expenses for the three months ended June 30, 2015, increased by $5,570 to $242,544 from $236,974 for the same period of 2014, mainly due to increased interest expenses related to the discount of bank acceptance notes received from customers.

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

Income tax expense was $794,144 for the three months ended June 30, 2015, as compared to $651,210 for the three months ended June 30, 2014.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Net income attributable to noncontrolling interest in subsidiaries amounted to $208,955 and $447,621 for the second fiscal quarter ended June 30, 2015 and 2014, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended June 30, 2015, decreased by $1,870,399, to $2,262,075 from $4,132,474 for the fiscal quarter ended June 30, 2014 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended June 30, 2015 and 2014, were $0.12 and $0.21, respectively.

Results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Sales

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$90.0	80.7%	$93.9	81.2%
Passenger Vehicle Brake Systems	$21.5	19.3%	$21.8	18.8%

Total	$111.5	100.0%	$115.7	100.0%

Net sales were $111,472,844 and $115,717,035 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $4.2 million or 3.7%. The decrease was due to the decreased sales to China OEM market.

The sales from Commercial Vehicle Brake Systems decreased by $3.9 million or 4.1%, to $90.0 million for the six months ended June 30, 2015, compared to $93.9 million for the six months ended June 30, 2014. The decline of the production and sales of the commercial vehicles in 2015 in the automobile industry impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems decreased by $0.3 million or 1.7%, to $21.5 million for the six months ended June 30, 2015, compared to $21.8 million for the same period of 2014. The decrease was mainly due to the adjustment of our customer structure in 2015, namely reducing or suspending sales to customers who have long term overdue payment or who makes relatively small amount of orders.

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the six months ended June 30, 2015 and 2014, respectively, is set forth below:

	Six Months	Percent	Six Months	Percent
	Eded	of	Ended	of
	June 30, 2015	Total Sales	June 30, 2014	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$54.3	48.7%	$60.5	52.3%	-10.2%
China Aftermarket	$26.4	23.7%	$25.9	22.4%	1.9%
International market	$30.8	27.6%	$29.3	25.3%	5.1%
Total	$111.5	100.0%	$115.7	100.0%	-3.6%

Considering the decline of the production and sales of the commercial vehicles for the six months ended June 30, 2015 in the automobile industry, our sales to the Chinese OEM market decreased by 10.2% to $54.3 million for the six months ended June 30, 2015, compared to $60.5 million for the same period in 2014.

Our sales to the China aftermarket increased by $0.5 million or 1.9%, to $26.4 million for the six months ended June 30, 2015, compared to $25.9 million for the same period of 2014. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Sales of our new model products, applicable to both the Chinese OEM Market and Chinese Aftermarket, also increased during the six months ended June 30, 2015. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $1.5 million or 5.1%, to $30.8 million for the six months ended June 30, 2015, as compared to $29.3 million for the same period of 2014. A part of our strategy is to strengthen and extend our distribution networks to increase our exposure with end users. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2015 were $81,213,324, a decrease of $602,890 or 0.7% from $81,816,214 for the same period last year. Our gross profit decreased by 10.7% from $33,900,821 for the six months ended June 30, 2014 to $30,259,520 for the same period of 2015.

Gross margin decreased to 27.1% from 29.3% for the six months ended June 30, 2015, as compared with the same period of 2014. One of the reasons of the decrease is that, to strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the six months ended June 30, 2015. The increased labor cost also decreased our gross margin for the six months ended June 30, 2015. We intend to focus in 2015 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the six months ended June 30, 2015 were $66.1 million, a decrease of $1.6 million or 2.4% from $67.7 million for the same period of 2014. The gross profit from Commercial Vehicle Brake Systems decreased by 8.5% from $26.2 million for the six months ended June 30, 2014 to $23.9 for the same period of 2015. Gross margin from Commercial Vehicle Brake Systems decreased to 26.6% from 27.9% for the six months ended June 30, 2015 compared with the same period of 2014.

Cost of sales from Passenger Vehicle Brake Systems for the six months ended June 30, 2015 were $15.2 million, an increase of $1.0 million or 7.3% from $14.1 million for the same period of 2014. The gross profit from Passenger Vehicle Brake Systems decreased by18.2% from $7.7 for the six months ended June 30, 2014 to $6.3 for the same period of 2015. Gross margin from Passenger Vehicle Brake Systems decreased to 29.4% from 35.4% for the six months ended June 30, 2015, as compared with the same period in 2014.

Selling and Distribution Expenses

Selling and distribution expenses were $10,437,087 for the six months ended June 30, 2015, as compared to $12,178,605 for the same period of 2014, a decrease of $1,741,518 or 14.3%.

The decrease was mainly due to decreased freight expense and salaries of the sales force. As a percentage of sales revenue, selling expenses decreased to 9.4% for the six months ended June 30, 2015, as compared to 10.5% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses were $10,149,595 for the six months ended June 30, 2015, as compared to $9,027,028 for the same period of 2014, an increase of $1,122,567, or 12.4%.

The increase was mainly due to the increase in allowance for doubtful accounts during this quarter. As a percentage of sales revenue, general and administrative expenses increased to 9.1% for the six months ended June 30, 2015, as compared to 7.8% for the same period in 2014.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the six months ended June 30, 2015, research and development expenses were $3,570,091, as compared to $3,691,757 for the same period of 2014, a decrease of $121,666.

Other Operating Income

Other operating income was $1,068,808 for the six months ended June 30, 2015, as compared to $925,262 for the six months ended June 30, 2014, an increase of $143,546. The increase was mainly due to an increase in sales of raw material scrap for the six months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expenses increased to $3,911,272 for the six months ended June 30, 2015, compared with that of $3,732,381 for the same period of 2014, an increase of $178,891. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment.

Interest income

The interest income for the six months ended June 30, 2015, increased by $460,156 to $520,791 from $60,635 for the same period of 2014, mainly due to increased short term investments during the period.

Interest Expenses

The interest expenses for the six months ended June 30, 2015, decreased by $313,530 to $409,200 from $722,730 for the same period of 2014, mainly due to decreased interest rate and decreased amount of average loans outstanding during the period. In addition, the interest expenses related to the discount of bank acceptance notes received from customers also decreased.

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

Income tax expense was $1,792,422 for the six months ended June 30, 2015, as compared to $1,164,445 for the six months ended June 30, 2014.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Net income attributable to non-controlling interest in subsidiaries amounted to $361,198 and $740,818 for the six months ended June 30, 2015 and 2014, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the six months ended June 30, 2015, decreased by $1,590,421, to $5,312,356 from $6,902,777 for the six months ended June 30, 2014. EPS, both basic and diluted, for the six months ended June 30, 2015 and 2014, were $0.28 and $0.36, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash and cash equivalents of $11,624,065, as compared to cash and cash equivalents of $14,009,597 as of December 31, 2014. The Company had working capital of $169,588,176 at June 30, 2015, as compared to working capital of $163,947,851 at December 31, 2014, reflecting current ratios of 3.31:1 and 3.60:1, respectively.

OPERATING - Net cash provided by operating activities was $16,074,928 for six months ended June 30, 2015 an increase of $20,454,101, as compared with $4,379,173 of net cash used in operating activities in the same period in 2014. Such increase was primarily due to the increased cash inflow resulted by changes in inventories and deposits received from customers.

INVESTING - During the six months ended June 30, 2015, the Company expended net cash of $25,133,026 in investing activities mainly for short term investments. For the six months ended June 30, 2014, the Company expended net cash of $2,008,225 in investing activities.

FINANCING - During the six month period ended June 30, 2015, the cash provided by financing activities was $6,739,881. Cash provided by financing activities was $4,540,724 for the six months ended June 30, 2014.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights. Because of the change in personnel of the local government, there is no new development of negotiations regarding taxes related to the land use rights. Due to the lack of resolution of that issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. We will continue negotiations in furtherance of our effort and to obtain the land use rights certificate as soon as practicable.

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

a)      The Company intends to enter into an agreement with Ruili Group pursuant to which the Ruili Group will represent and warrant that the Company will have the right to use the land and related building, even before the land use certificate is transferred. The Company, however, can offer no assurances that the parties will ultimately enter into such an agreement.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2015, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of June 30, 2015, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation matters and are subject to claims arising in the ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

ITEM 1A. RISK FACTORS

Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in that report.

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

Dated : August 14, 2015	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

