Form 10-Q
period 2015-09-30
SORL Auto Parts Inc
filed 2015-11-16
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

As of November 16, 2015 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015		December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	5,742,833	US$	14,009,597
Accounts receivable, net		66,155,023		68,171,387
Bank acceptance notes from customers		11,479,383		17,626,704
Short term investments		87,021,944		34,838,757
Inventories		68,082,837		84,186,766
Prepayments, including US$0 and US$83,206 due from related parties at September 30, 2015 and December 31, 2014, respectively		4,928,389		4,663,002
Current portion of prepaid capital lease interest		139,433		282,280
Other current assets		1,236,503		1,282,182
Deferred tax assets		3,579,607		1,868,371
Total Current Assets		248,365,952		226,929,046

Property, plant and equipment, net		39,231,690		43,550,927
Land use rights, net		13,598,612		14,421,729
Intangible assets, net		27,319		37,661
Security deposits on lease agreement		1,796,578		1,867,719
Non-current portion of prepaid capital lease interest		7,339		99,180
Total Non-Current Assets		54,661,538		59,977,216
Total Assets	US$	303,027,490	US$	286,906,262

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including US$2,067,365 and US$136,609 due to related parties at September 30, 2015 and December 31, 2014, respectively	US$	14,978,233	US$	13,867,316
Deposit received from customers		26,299,643		19,045,172
Short term bank loans		22,042,744		9,539,476
Income tax payable		1,474,677		1,101,103
Accrued expenses		11,843,133		13,561,163
Current portion of capital lease obligations		3,593,156		3,735,438
Other current liabilities, including US$117,067 and US$17,681 due to related parties at September 30, 2015 and December 31, 2014, respectively		2,403,786		2,131,527
Total Current Liabilities		82,635,372		62,981,195

Non-Current Liabilities
Non-current portion of capital lease obligations		898,289		3,735,437
Total Non-Current Liabilities		898,289		3,735,437
Total Liabilities		83,533,661		66,716,632

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014		-		-
Common stock - US$0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2015 and December 31, 2014		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		12,767,531		12,019,532
Accumulated other comprehensive income		19,620,317		27,516,206
Retained earnings		123,547,436		116,935,053
Total SORL Auto Parts, Inc. Stockholders' Equity		198,172,907		198,708,414
Non-controlling Interest In Subsidiaries		21,320,922		21,481,216
Total Equity		219,493,829		220,189,630
Total Liabilities and Equity	US$	303,027,490	US$	286,906,262

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Net sales	US$	50,323,832	US$	58,702,505	US$	161,796,676	US$	174,419,540
Sales to related parties		2,171,824		534,195		4,241,472		2,169,778
Cost of sales		36,622,501		43,240,746		117,835,825		125,056,960
Gross profit		13,701,331		15,461,759		43,960,851		49,362,580

Expenses:
Selling and distribution expenses		4,813,129		5,871,463		15,250,216		18,050,068
General and administrative expenses		5,634,735		3,759,307		15,784,330		12,786,335
Research and development expenses		2,261,665		2,242,620		5,831,756		5,934,377
Total operating expenses		12,709,529		11,873,390		36,866,302		36,770,780

Other operating income		463,198		545,752		1,532,006		1,471,014

Income from operations		1,455,000		4,134,121		8,626,555		14,062,814

Interest income		162,770		26,204		683,561		86,839
Other income		1,825,177		100,534		2,616,586		352,130
Interest expenses		(395,121)		(403,482)		(804,321)		(1,126,212)
Other expenses		(198,828)		(301,641)		(807,407)		(1,011,795)

Income before provision for income taxes		2,848,998		3,555,736		10,314,974		12,363,776

Provision for income taxes		427,905		391,988		2,220,327		1,556,433

Net income	US$	2,421,093	US$	3,163,748	US$	8,094,647	US$	10,807,343

Net income attributable to non-controlling interest in subsidiaries		373,067		262,813		734,265		1,003,631

Net income attributable to common stockholders	US$	2,048,026	US$	2,900,935	US$	7,360,382	US$	9,803,712

Comprehensive income:

Net income	US$	2,421,093	US$	3,163,748	US$	8,094,647	US$	10,807,343
Foreign currency translation adjustments		(8,972,031)		(108,081)		(8,790,448)		4,224,775
Comprehensive income (loss)		(6,550,938)		3,055,667		(695,801)		15,032,118
Comprehensive income (loss) attributable to non-controlling interest in subsidiaries		(524,189)		193,652		(160,294)		1,336,705
Comprehensive income (loss) attributable to common stockholders	US$	(6,026,749)	US$	2,862,015	US$	(535,507)	US$	13,695,413

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.11	US$	0.15	US$	0.38	US$	0.51

EPS - diluted	US$	0.11	US$	0.15	US$	0.38	US$	0.51

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015		2014

Cash Flows From Operating Activities
Net Income	US$	8,094,647	US$	10,807,343
Adjustments to reconcile net income to net cash from operating activities

Allowance for doubtful accounts		6,817,520		1,697,068
Depreciation and amortization		5,765,138		5,597,867
Deferred income tax		(1,838,158)		(405,594)
(Gain) or loss on disposal of property and equipment		(44,486)		35,655
Changes in assets and liabilities
Accounts receivable		(7,700,931)		(7,790,502)
Bank acceptance notes from customers		5,653,836		6,153,022
Other currents assets		(8,665)		755,849
Inventories		13,369,960		(3,305,061)
Prepayments		(536,193)		(2,716,212)
Prepaid capital lease interest		227,367		362,790
Accounts payable and bank acceptance notes to vendors		1,381,794		(4,895,398)
Income tax payable		434,069		(26,461)
Deposits received from customers		8,243,799		1,506,420
Other current liabilities and accrued expenses		(874,410)		3,630,457
Net Cash Flows Provided By Operating Activities		38,985,287		11,407,243

Cash Flows From Investing Activities
Change in short term investments		(54,985,353)		-
Acquisition of property and equipment		(2,440,511)		(2,994,571)
Proceeds of disposal of property and equipment		48,956		57,339
Net Cash Flows (Used In) Investing Activities		(57,376,908)		(2,937,232)

Cash Flows From Financing Activities
Proceeds from bank loans		32,886,768		28,383,953
Repayment of bank loans		(19,626,376)		(24,924,952)
Repayment of capital lease		(2,780,713)		(2,776,407)
Net Cash Flows Provided By Financing Activities		10,479,679		682,594

Effects on changes in foreign exchange rate		(354,822)		507,759

Net change in cash and cash equivalents		(8,266,764)		9,660,364

Cash and cash equivalents- beginning of the period		14,009,597		28,241,983

Cash and cash equivalents - end of the period	US$	5,742,833	US$	37,902,347

Supplemental Cash Flow Disclosures
Interest paid	US$	815,839	US$	1,126,215
Income taxes paid	US$	3,624,319	US$	1,983,823

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2015 (Unaudited)

	Number of	Common		Additional Paid-in				Retained		Accumulated Other Comprehensive		Total SORL Auto Parts, Inc.		Non-controlling
	Share	Stock		Capital		Reserves		Earnings		Income		Stockholders' Equity		Interest		Total Equity
Beginning Balance - January 1, 2015	19,304,921	US$	38,609	US$	42,199,014	US$	12,019,532	US$	116,935,053	US$	27,516,206	US$	198,708,414	US$	21,481,216	US$	220,189,630

Net income	-		-		-		-		7,360,382		-		7,360,382		734,265		8,094,647

Foreign currency translation adjustment	-		-		-		-		-		(7,895,889)		(7,895,889)		(894,559)		(8,790,448)

Transfer to reserve	-		-		-		747,999		(747,999)		-		-		-		-

Ending Balance - September 30, 2015	19,304,921	US$	38,609	US$	42,199,014	US$	12,767,531	US$	123,547,436	US$	19,620,317	US$	198,172,907	US$	21,320,922	US$	219,493,829

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On November 11, 2009, the Company entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and a Taiwanese investor. The new joint venture was named SORL International Holding, Ltd., or SIH. SORL holds a 60% interest in SIH, MGR holds a 30% interest and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a goal to create a truly global distribution network. Based in Hong Kong, SIH is expanding and establishing channels of distribution in international markets with SORL's primary products, including spring brake chambers, clutch servos, air dryers, relay valves and hand brake valves.

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of US$10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately US$9.4 million.

On August 31, 2010, the Company, through the Joint Venture, executed an agreement to acquire the assets of the hydraulic brake, power steering and automotive electrical operations of the Ruili Group (a related party under common control). As a result of this acquisition, the Company’s product offerings expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately US$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Ruili Group. The Company purchased the machinery and equipment, inventory and accounts receivable at book values of US$8.0 million, US$8.0 million and US$5.2 million, respectively. The Company did not acquire any of the assets of the Ruili Group other than those in the segment of Ruili Group’s business described above. The Company recorded the excess of consideration over the carrying value of net assets received as a decrease in the additional paid-in capital of the Company.

The Company accounted for the acquisition as a transaction between the entities under common control because the CEO of the Company owns 63% of the registered capital of the Ruili Group, and, together with his wife and brother, owns more than 50% of the outstanding common stock of SORL. As a result, the Company accounted for the acquisition using the historical costs of the financial statements of the Ruili Group. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

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

f. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in RMB, the currency of the PRC. The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The stockholders’ equity accounts are translated at the appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During the three and nine months ended September 30, 2015, the Company had US$1,268,968 and US$1,346,439 transaction gain, respectively, which was included in other income. During the three and nine months ended September 30, 2014, the Company had US$108,198 and US$95,924 transaction loss, respectively, which was included in other expenses.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluation the impact of adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses line-of-credit arrangements that were omitted from ASU 2015-03 (see above). This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The following related party transactions are reported for the three months and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
PURCHASES FROM:
Guangzhou Kormee Automotive Electronic Control Co., Ltd.	US$	957,017	US$	178,095	US$	1,331,566	US$	1,650,115
Ruian Kormee Vehicle Brake Co., Ltd.		202,924		326,002		680,983		1,095,959
Ruili Group Co., Ltd.		751,044		862,037		2,379,870		2,905,090
Total Purchases	US$	1,910,985	US$	1,366,134	US$	4,392,419	US$	5,651,164

SALES TO:
Guangzhou Kormee Automotive Electronic Control Co., Ltd.	US$	145,564	US$	153,236	US$	408,334	US$	1,127,947
Ruian Kormee Vehicle Brake Co., Ltd.		2,327		12,743		30,077		68,482
Ruili Group Co., Ltd.		2,171,824		368,216		4,241,472		973,349
Total Sales	US$	2,319,715	US$	534,195	US$	4,679,883	US$	2,169,778

During the three and nine months ended September 30, 2015, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	September 30, 2015		December 31, 2014
PREPAYMENTS
Ruian Kormee Vehicle Brake Co., Ltd.	US$	—	US$	83,206
Total	US$	—	US$	83,206

ACCOUNTS PAYABLE
Ruian Kormee Vehicle Brake Co., Ltd.	US$	349,936	US$	—
Guangzhou Kormee Automotive Electronic Control Co., Ltd.		718,194		59,011
Ruili Group Co., Ltd.		999,235		77,598
Total	US$	2,067,365	US$	136,609

OTHER PAYABLES
MGR Hong Kong Limited	US$	1,052	US$	17,681
Ruili Group Co., Ltd.		116,015		—
Total	US$	117,067	US$	17,681

The Company entered into several lease agreements with related parties, see Note M for more details.

 In addition, the Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately US$17,182,404) for the period from September 26, 2013 to September 25, 2014, which was renewed in 2014 for a term from August 22, 2014 to August 21, 2015. The Company also provides a guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately US$24,016,996) for the period from December 9, 2014 to December 9, 2015.

NOTE E - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	September 30, 2015		December 31, 2014
Accounts receivable	US$	78,948,090	US$	74,646,974
Less: allowance for doubtful accounts		(12,793,067)		(6,475,587)

Account receivable, net	US$	66,155,023	US$	68,171,387

No customer individually accounted for more than 10% of our revenues or accounts receivable for the nine months ended September 30, 2015. The changes in the allowance for doubtful accounts at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015		December 31, 2014
Beginning balance	US$	6,475,587	US$	3,813,415

Add: Increase to allowance		6,317,480		2,662,172

Ending balance	US$	12,793,067	US$	6,475,587

NOTE F - INVENTORIES

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015		December 31, 2014
Raw materials	US$	6,291,726	US$	11,934,720
Work in process		30,838,503		30,020,125
Finished goods		31,120,889		42,400,202
Less: Write-down of inventories		(168,281)		(168,281)
Total inventories	US$	68,082,837	US$	84,186,766

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Machinery	US$	50,979,751	US$	51,619,990
Molds		1,371,676		1,425,992
Office equipment		2,135,896		2,257,208
Vehicles		2,024,271		2,040,061
Buildings		8,804,325		9,152,959
Machinery held under capital lease		29,012,601		29,012,601
Leasehold improvements		543,048		562,521
Sub-Total		94,871,568		96,071,332

Less: Accumulated depreciation		(55,639,878)		(52,520,405)

Property, plant and equipment, net	US$	39,231,690	US$	43,550,927

Depreciation expense charged to operations was US$5,421,040 and US$5,247,145 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Deferred tax assets - current
Allowance for doubtful accounts	US$	2,607,100	US$	990,496
Revenue (net of cost)		37,410		―
Unpaid accrued expenses		82,904		180,392
Warranty		852,193		848,566
Deferred tax assets		3,579,607		2,019,454
Valuation allowance		―		―
Net deferred tax assets - current	US$	3,579,607	US$	2,019,454

Deferred tax liabilities - current
Revenue (net of cost)	US$	―	US$	151,083
Deferred tax liabilities - current		―		151,083

Net deferred tax assets - current	US$	3,579,607	US$	1,868,371

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in United States as the Company had no U.S. taxable income for the reporting period. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Secured	US$	22,042,744	US$	9,539,476

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank, OCBC Bank and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans ranged from 1.33% to 5.35% per annum. The maturity dates of the loans ranged from October 16, 2015 to May 14, 2016. As of September 30, 2015 and December 31, 2014, the Company’s accounts receivables of US$14,463,567 and US$12,328,735, respectively, were pledged as collateral under loan arrangements. For the three months ended September 30, 2015 and 2014, the interest expenses for short-term bank loans were US$213,797 and US$67,454, respectively. For the nine months ended September 30, 2015 and 2014, the interest expenses for short-term bank loans were US$375,518 and US$434,044, respectively.

Corporate or personal guarantees:
US$3,608,512	Guaranteed by the Ruili Group, a related party;
US$15,551,000	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal stockholders.
US$2,883,232	Guaranteed by the Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both principal stockholders and Jia Rui Zhang, the daughter of Mr. Xiao Ping Zhang and Ms. Shu Ping Chi.

NOTE J –CAPITAL LEASE OBLIGATIONS

	September 30, 2015		December 31, 2014

Total capital lease obligations	US$	4,491,445	US$	7,470,875
Less: Current portion		(3,593,156)		(3,735,438)
Non-current portion	US$	898,289	US$	3,735,437

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce its financing expenses, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The lease inception date of the new lease agreement is January 4, 2013 and the termination date was January 4, 2017. The duration of the new agreement was 48 months with an interest rate of 6.4% per annum and was secured with the Company’s equipment in the original cost of US$28,396,853. The capital lease obligation obtained by the Company was RMB 91,428,571 (approximately US$14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately US$1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately US$1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately US$303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the nine months of 2015 and 2014 is as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
U.S. statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the U.S. company	-35.00%	-35.00%
HK statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in the HK company	-16.50%	-16.50%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-	-10.00%
Effects of additional deduction allowed for Research and Development expenses	-7.07%	-3.60%
Other items	3.60%	1.19%

Effective tax rate	21.53%	12.59%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are approximately as mentioned above at September 30, 2015. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2014. In the nine months ended September 30, 2015, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2015 and 2014, respectively, are summarized as follows:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014

Current	US$	4,058,485	US$	1,962,026
Deferred		(1,838,158)		(405,593)

Total	US$	2,220,327	US$	1,556,433

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2015 and December 31, 2014.

NOTE L – NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by the Ruili Group, in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture partners, in SIH. Net income attributable to non-controlling interests in subsidiaries amounted to US$734,265 and US$1,003,631 for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
10% non-controlling interest in Ruian	US$	831,112	US$	1,101,336
40% non-controlling interest in SIH		(96,847)		(97,705)

Total	US$	734,265	US$	1,003,631

NOTE M – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB 2,100,000 (approximately US$333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 32,410 square meters manufacturing plant for its newly purchased Passenger Vehicle Brake Systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB 8,137,680 (approximately US$1,293,070).

The lease expenses were US$1,245,477 and US$1,221,583 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were US$1,515,278 and US$1,717,235 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The change of accrued warranty expenses for the nine months ended September 30, 2015 was as follows:

Beginning balance at January 1, 2015	US$	5,657,106
Aggregate increase for new warranties issued during current period		1,515,278
Aggregate reduction for payments made		(1,586,962)
Ending balance at September 30, 2015:	US$	5,585,422

NOTE O – SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“Commercial Vehicle Brake Systems”). On August 31, 2010, the Company through Ruian, executed an asset purchase agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (“Passenger Vehicle Brake Systems”) of Ruili Group. As a result of this acquisition, the Company expanded our product offerings to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

All of the Company’s long-lived assets are located in the PRC and Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Nine Months Ended September 30,
	2015		2014

NET SALES TO EXTERNAL CUSTOMERS
Commercial Vehicle Brake Systems	US$	130,397,720	US$	141,967,713
Passenger Vehicle Brake Systems		31,398,956		32,451,827
Net sales	US$	161,796,676	US$	174,419,540
INTERSEGMENT SALES
Commercial Vehicle Brake Systems	US$	―	US$	―
Passenger Vehicle Brake Systems		―		―
Intersegment sales	US$	―	US$	―
GROSS PROFIT
Commercial Vehicle Brake Systems	US$	35,136,082	US$	39,096,457
Passenger Vehicle Brake Systems		8,824,769		10,266,123
Gross profit	US$	43,960,851	US$	49,362,580
Other operating income		1,532,006		1,471,014
Selling and distribution expenses		15,250,216		18,050,068
General and administrative expenses		15,784,330		12,786,335
Research and development expenses		5,831,756		5,934,377
Income from operations		8,626,555		14,062,814
Interest income		683,561		86,839
Other income		2,616,586		352,130
Interest expense		(804,321)		(1,126,212)
Other expenses		(807,407)		(1,011,795)
Income before income tax expense	US$	10,314,974	US$	12,363,776
CAPITAL EXPENDITURE
Commercial Vehicle Brake Systems	US$	1,973,423	US$	2,437,413
Passenger Vehicle Brake Systems		467,088		557,158
Total	US$	2,440,511	US$	2,994,571
DEPRECIATION AND AMORTIZATION
Commercial Vehicle Brake Systems	US$	4,650,260	US$	4,556,349
Passenger Vehicle Brake Systems		1,114,878		1,041,518
Total	US$	5,765,138	US$	5,597,867

	September 30, 2015		December 31, 2014

TOTAL ASSETS
Commercial Vehicle Brake Systems	US$	243,240,166	US$	234,186,022
Passenger Vehicle Brake Systems		59,787,324		52,720,240

Total	US$	303,027,490	US$	286,906,262

	September 30, 2015		December 31, 2014

LONG-LIVED ASSETS
Commercial Vehicle Brake Systems	US$	43,876,817	US$	48,956,149
Passenger Vehicle Brake Systems		10,784,721		11,021,067

Total	US$	54,661,538	US$	59,977,216

NOTE P – CONTINGENCIES

(1) According to the laws of China, the Chinese government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and all buildings on the land from Ruili Group for approximately US$20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiation regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately US$745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Even if it is unable to resolve the tax issues and obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company.

(2) The Company provided the guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately US$17,182,404) for the period from August 22, 2014 to August 21, 2015. The Company also provides the guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately US$24,016,996) from December 9, 2014 to December 9, 2015.

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

Results of Operations

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	(U.S. dollars in millions except percentages)
Commercial Vehicle Brake Systems	US$	40.4	80.3%	US$	48.1	81.9%
Passenger Vehicle Brake Systems	US$	9.9	19.7%	US$	10.6	18.1%

Total	US$	50.3	100.0%	US$	58.7	100.0%

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	(U.S. dollars in millions except percentages)
Commercial Vehicle Brake Systems	US$	130.4	80.6%	US$	142.0	81.4%
Passenger Vehicle Brake Systems	US$	31.4	19.4%	US$	32.4	18.6%

Total	US$	161.8	100.0%	US$	174.4	100.0%

Net sales were US$50,323,832 and US$58,702,505 for the three months ended September 30, 2015 and 2014, respectively, a decrease of US$8.4 million, or 14.3%. Net sales were US$161,796,676 and US$174,419,540 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of US$12.6 million, or 7.2%. The decrease was mainly due to the decline of the production and sales of the commercial vehicles in the automobile industry.

The sales from Commercial Vehicle Brake Systems decreased by US$7.7 million, or 16.0%, to US$40.4 million for the third fiscal quarter of 2015, compared to US$48.1 million for the same period of 2014. The sales from Commercial Vehicle Brake Systems decreased by US$11.6 million, or 8.1%, to US$130.4 million for the nine months ended September 30, 2015, compared to US$142.0 million for the same period of 2014. The decline of the production and sales of commercial vehicles in 2015 in the automobile industry impacted the sales of the Commercial Vehicle Brake Systems.

The sales from Passenger Vehicle Brake Systems decreased by US$0.7 million, or 6.6%, to US$9.9 million for the third fiscal quarter of 2015, compared to US$10.6 million for the same period of 2014. The sales from Passenger Vehicle Brake Systems decreased by US$1.0 million, or 3.2%, to US$31.4 million for the nine months ended September 30, 2015, compared to US$32.4 million for the same period of 2014. The decrease was mainly due to the adjustment of our customer structure in the third fiscal quarter of 2015, namely reducing or suspending sales to customers who have long-term overdue payment or who place relatively small orders.

A breakdown of net sales revenue for China OEM market, China aftermarket and international market for the third fiscal quarter of the 2015 and 2014, respectively, is set forth below:

	Three Months Ended September 30, 2015		Percent of Total Sales	Three Months Ended September 30, 2014		Percent of Total Sales	Percentage Change
	(U.S. dollars in million, except percentages)
China OEM market	US$	20.1	40.0%	US$	24.0	40.9%	-16.1%
China Aftermarket	US$	15.3	30.4%	US$	17.2	29.3%	-11.2%
International market	US$	14.9	29.6%	US$	17.5	29.8%	-14.8%
Total	US$	50.3	100.0%	US$	58.7	100.0%	-14.3%

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the nine months ended September 30, 2015 and 2014, respectively, is set forth below:

				Nine
	Nine Months		Percent	Months		Percent
	Ended		of	Ended		of
	September 30,		Total	September		Total	Percentage
	2015		Sales	30, 2014		Sales	Change
	(U.S. dollars in million, except percentages)
China OEM market	US$	74.4	46.0%	US$	84.5	48.5%	-11.9%
China Aftermarket	US$	41.7	25.8%	US$	43.1	24.7%	-3.3%
International market	US$	45.7	28.2%	US$	46.8	26.8%	-2.3%
Total	US$	161.8	100.0%	US$	174.4	100.0%	-7.2%

Our sales to the Chinese OEM market decreased by 16.1% from the third quarter of 2014 to US$20.1 million and decreased by 11.9% from the nine months ended September 30, 2015 to 74.4 million due to the decline of the production and sales of the commercial vehicles in the automobile industry in 2015.

Our sales to the China aftermarket decreased by US$1.9 million, or 11.2%, to US$15.3 million for the third quarter of 2015, compared to US$17.2 million for the same period of 2014. Our sales to the China aftermarket decreased by US$1.4 million, or 3.3%, to US$41.7 million for the nine months ended September 30, 2015, compared to US$43.1 million for the same period of 2014. The usage of heavy-duty trucks in the construction of real estate development projects and infrastructure projects was reduced in China in the third quarter of 2015, which resulted in the reduced replacement of auto parts. We will continue with our strategies to further optimize our sales network and to help further penetrate new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales decreased by US$2.6 million, or 14.8%, to US$14.9 million for the third fiscal quarter of 2015, as compared to US$17.5 million for the same period of 2014. Our export sales decreased by US$1.1 million, or 2.3%, to US$45.7 million for the nine months ended September 30, 2015, as compared to US$46.8 million for the same period of 2014. The decrease in export sales was mainly due to the truck production decline and currency depreciation in some countries.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2015 was US$36,622,501, a decrease of US$6.6 million, or 15.3%, from US$43,240,746 for the three months ended September 30, 2014. Cost of sales for the nine months ended September 30, 2015 was US$117,835,825, a decrease of US$7.2 million, or 5.8%, from US$125,056,960 for the same period last year. Our gross profit decreased by 11.4% from US$15,461,759 for the period of 2014 to US$13,701,331 for the three months ended September 30, 2015. Our gross profit decreased by 10.9% from US$49,362,580 for the nine months ended September 30, 2014 to US$43,960,851 for the same period of 2015.

Gross margin increased to 27.2% from 26.3% for the three months ended September 30, 2015 compared with the same period of 2014. The increase was mainly due to increased sales of higher margin products in the third fiscal quarter of 2015. We intend to focus in 2015 on increasing production efficiency, improving the technologies of products and improving our product portfolio, which we believe will help us to maintain or increase our gross profit margins. Gross margin decreased to 27.2% from 28.3% for the nine months ended September 30, 2015 as compared with the same period of 2014 due to our commencement of price promotion in the aftermarket and international market in 2015, which we intended to strengthen our competitiveness and increase our market share. Increased labor costs also contributed to the decrease in our gross margin.

Cost of sales from Commercial Vehicle Brake Systems for the three months ended September 30, 2015 were US$29.2 million, a decrease of US$6.0 million, or 17.0%, from US$35.2 million for the same period last year. Cost of sales from Commercial Vehicle Brake Systems for the nine months ended September 30, 2015 were US$95.3 million, a decrease of US$7.6 million, or 7.4%, from US$102.9 million for the same period of 2014. The gross profit from Commercial Vehicle Brake Systems decreased by 13.4% from US$12.9 million for three months ended September 30, 2014 to US$11.2 million for the three months ended September 30, 2015. The gross profit from Commercial Vehicle Brake Systems decreased by 10.1% from US$39.1 million for the nine months ended September 30, 2014 to US$35.1 for the same period of 2015. Gross margin from Commercial Vehicle Brake Systems increased to 27.7% from 26.9% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was mainly due to increased sales of higher margin products in the third fiscal quarter of 2015. Gross margin from Commercial Vehicle Brake Systems decreased to 26.9% from 27.5% for the nine months ended September 30, 2015 compared with the same period of 2014. The decrease was mainly due to our commencement of price promotion in the aftermarket and international market in 2015, which we intended to strengthen our competitiveness and increase our market share. Increased labor costs also contributed to the decrease in our gross margin.

Cost of sales from Passenger Vehicle Brake Systems for the three months ended September 30, 2015 was US$7.4 million, a decrease of US$0.6 million, or 8.0%, from US$8.1 million for the three-month period ended September 30, 2014. Cost of sales from Passenger Vehicle Brake Systems for the nine months ended September 30, 2015 was US$22.6 million, an increase of US$0.4 million or 1.8% from US$22.2 million for the same period of 2014. The gross profit from Passenger Vehicle Brake Systems decreased by 1.3% from US$2.54 million for the three-month period ended September 30, 2014 to US$2.51 million for the three-month period ended September 30, 2015. The gross profit from Passenger Vehicle Brake Systems decreased by 14.0% from US$10.3 million for the nine months ended September 30, 2014 to US$8.8 million for the same period of 2015. Gross margin from Passenger Vehicle Brake Systems increased to 25.3% from 24.0% for the three months ended September 30, 2015, as compared with the same period in 2014. The increase was mainly due to the adjustment of our customer structure and products portfolio in the third fiscal quarter of 2015. Gross margin from Passenger Vehicle Brake Systems decreased to 28.1% from 31.6% for the nine months ended September 30, 2015, as compared with the same period in 2014.

Selling and Distribution Expenses

Selling and distribution expenses were US$4,813,129 for the three months ended September 30, 2015, as compared to US$5,871,463 for the same period of 2014, a decrease of US$1,058,334, or 18.0%. Selling and distribution expenses were US$15,250,216 for the nine months ended September 30, 2015, as compared to US$18,050,068 for the same period of 2014, a decrease of US$2,799,852, or 15.5%. The decrease was mainly due to decreased freight expense and packaging expenses.

As a percentage of sales revenue, selling expenses decreased to 9.6% for the three months ended September 30, 2015, as compared to 10.0% for the same period in 2014. As a percentage of sales revenue, selling expenses decreased to 9.4% for the nine months ended September 30, 2015, as compared to 10.3% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses were US$5,634,735 for the three months ended September 30, 2015, as compared to US$3,759,307 for the same period of 2014, an increase of US$1,875,428, or 49.9%. General and administrative expenses were US$15,784,330 for the nine months ended September 30, 2015, as compared to US$12,786,335 for the same period of 2014, an increase of US$2,997,995, or 23.4%. The increase was mainly due to the increase in allowance for doubtful accounts during this quarter. As a percentage of sales revenue, general and administrative expenses increased to 11.2% for the three months ended September 30, 2015, as compared to 6.4% for the same period in 2014. As a percentage of sales revenue, general and administrative expenses increased to 9.8% for the nine months ended September 30, 2015, as compared to 7.3% for the same period in 2014.

Research and Development Expenses

Research and development expenses include payroll, employee benefits and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2015, research and development expenses were US$2,261,665, as compared to US$2,242,620 for the same period of 2014, an increase of US$19,045. For the nine months ended September 30, 2015, research and development expenses were US$5,831,756, as compared to US$5,934,377 for the same period of 2014, a decrease of US$102,621.

Other Operating Income

Other operating income was US$463,198 for the three months ended September 30, 2015, as compared to US$545,752 for the three months ended September 30, 2014, a decrease of US$82,554. The decrease was mainly due to the decrease in sales of raw material scraps for the three months ended September 30, 2015. Other operating income was US$1,532,006 for the nine months ended September 30, 2015, as compared to US$1,471,014 for the nine months ended September 30, 2014, an increase of US$60,992. The increase was mainly due to an increase in sales of raw material scrap for the nine months ended September 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased to US$1,853,866 for the three months ended September 30, 2015, compared with that of US$1,865,486 for the same period of 2014, a decrease of US$11,620. The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated for the three months ended September 30, 2015. Depreciation and amortization expenses increased to US$5,765,138 for the nine months ended September 30, 2015, as compared to US$5,597,867 for the same period of 2014, an increase of US$167,271. The increase in depreciation and amortization expense was primarily due to the addition of purchased production equipment.

Interest Income

Interest income for the three months ended September 30, 2015, increased by US$136,566 to US$162,770 from US$26,204 for the same period of 2014. Interest income for the nine months ended September 30, 2015, increased by US$596,722 to US$683,561 from US$86,839 for the same period of 2014, mainly due to increased short term investments during the periods.

Interest Expenses

Interest expenses for the three months ended September 30, 2015 decreased by US$8,361 to US$395,121 from US$403,482 for the same period of 2014. Interest expenses for the three months ended September 30, 2015 decreased by US$321,891 to US$804,321 from US$1,126,212 for the same period of 2014 mainly due to decreased interest rate. In addition, interest expenses related to the discount of bank acceptance notes received from customers also decreased.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-Invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the "High-Tech Enterprise" certificate by the Chinese government. The High-Tech Enterprise certificate was valid for three years and provided for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate according to the relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate in 2012 through 2014. Upon the expiration of the “High-Tech Enterprise” certificate in 2015, the Company is undergoing the re-assessment of the certificate by the government and is currently subject to a tax rate of 25%.

Income tax expense was US$427,905 for the three months ended September 30, 2015, as compared to US$391,988 for the three months ended September 30, 2014. Income tax expense was US$2,220,327 for the nine months ended September 30, 2015, as compared to US$1,556,433 for the nine months ended September 30, 2014, mainly due to higher tax rate.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our Joint Venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to US$373,067 and US$262,813 for the third fiscal quarter ended September 30, 2015 and 2014, respectively. Net income attributable to non-controlling interest in subsidiaries amounted to US$734,265 and US$1,003,631 for the nine months ended September 30, 2015 and 2014, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended September 30, 2015 decreased by US$852,909 to US$2,048,026 from US$2,900,935 for the fiscal quarter ended September 30, 2014. The net income attributable to stockholders for the nine months ended September 30, 2015 decreased by US$2,443,330 to US$7,360,382 from US$9,803,712 for the nine months ended September 30, 2014 due to the decrease in our sales and gross profit. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended September 30, 2015 and 2014, were US$0.11 and US$0.15. EPS, both basic and diluted, for the nine months ended September 30, 2015 and 2014, were US$0.38 and US$0.51, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and cash equivalents of US$5,742,833 compared to US$14,009,597 as of December 31, 2014. The Company had working capital of US$165,730,580 at September 30, 2015 compared to US$163,947,851 at December 31, 2014, reflecting current ratios of 3.01:1 and 3.60:1, respectively.

OPERATING. Net cash provided by operating activities was US$38,985,287 for nine months ended September 30, 2015, an increase of US$27.6 million, as compared with US$11,407,243 in the same period in 2014. Such increase was primarily due to the increased cash inflow resulting from changes in inventories.

INVESTING. During the nine months ended September 30, 2015, the Company expended net cash of US$57,376,908 in investing activities mainly for short term investments. For the nine months ended September 30, 2014, the Company expended net cash of US$2,937,232 in investing activities.

FINANCING. During the nine month period ended September 30, 2015, the cash provided by financing activities was US$10,479,679. Cash provided by financing activities was US$682,594 for the nine months ended September 30, 2014.

The Company has taken a number of steps to improve the management of our cash flow. We place more emphasis on collection of accounts receivable from our customers, and we maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased all buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately US$20 million.

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

Even if the Company is unable to timely resolve obtain the land use right certificate for the land and related building, the Company believes that there will be no potential adverse implication on the Company for the following reasons;

1.        The Company acquired the land use rights in a transaction between the Company and the Ruili Group, a related party. The Ruili Group, as the original land use right owner, has granted the land use right to the Company by contract, which is supported by valid consideration.

2.        We do not believe that a third party would have a reasonable basis for opposing the Company’s use of the land, because we believe no third party has any interest in the land use right or property ownership right, other than the Ruili Group and the government.

3.        The Ruili Group promised that the Company has the right to use the land and related building, even before the land use certificate is transferred.

4.        According to the laws of China, the government owns all the land and the buildings attached to the land in China. Once the land use right was granted to Ruili Group, Ruili Group has the right to assign its land use rights to any third parties, including the Company, without interference from the government. Therefore, it is unlikely that the government will oppose the Company’s right to use the land and related building.

5.        The Company has reserved tax payables in the amount of RMB 4,560,000 (approximately US$724,580) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considers as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

CONTRACTUAL OBLIGATIONS

As of September 30, 2015, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of September 30, 2015, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

 The board of directors (the "Board") of SORL has received a preliminary non-binding proposal letter, dated October 30, 2015, from Mr. Xiaoping Zhang, Chairman and Chief Executive Officer of the Company, Ms. Shuping Chi and Mr. Xiaofeng Zhang, directors of the Company (collectively, the "Consortium Members"), to acquire all of the outstanding shares of the Company not owned by them or their affiliates for US2.84 in cash per share.  The Consortium Members currently own in the aggregate approximately 58.8 percent of the total outstanding common shares of SORL. The Board intends formed a special committee consisting of independent directors to consider the proposal. The Board expects that the special committee will retain independent advisors, including independent financial and legal advisors, to assist it in this process.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as further amended (approved May 27, 2010). (1)

3.2	Amended and Restated Bylaws effective as of March 14, 2009. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : November 16, 2015	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Financial Officer)

