Form 10-K
period 2015-12-31
SORL Auto Parts Inc
filed 2016-03-30
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 0-024828

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE	30-0091294
(State or Other jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

NO.1169 YUMENG ROAD

RUIAN ECONOMIC DEVELOPMENT DISTRICT

RUIAN CITY, ZHEJIANG PROVINCE 325200

PEOPLE’S REPUBLIC OF CHINA

(Address of Principal Executive Offices, including zip code.)

86-577-65817720

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH
TITLE OF EACH CLASS	EXCHANGE ON WHICH REGISTERED
COMMON STOCK: $0.002 PAR VALUE	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated ☐    Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

State registrant’s revenues for its most recent fiscal year December 31, 2015: $218,656,886.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2015, the value was approximately $25,664,000.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, which is expected to be filed no later than 120 days after December 31, 2015, are incorporated by reference into Part III Items 10, 11, 12, 13 and of this report.

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

2

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. ("SIH") based in Hong Kong. Fairford holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

The Company accounted for the acquisition as a transaction between the entities under common control because Mr. Xiao Ping Zhang, the Chairman and CEO of the Company owns 63% of the registered capital of the Ruili Group, and, together with his wife (Ms. Shu Ping Chi) and brother (Mr. Xiao Feng Zhang), owns approximately 58.8% of the outstanding common stock of SORL. As a result, the Company accounted for the acquisition using the historical costs of the financial statements of the Ruili Group. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented, that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

On October 30, 2015, Mr. Xiao Ping Zhang, the Chairman and CEO of the Company, together with his wife (Ms. Shu Ping Chi) and brother (Mr. Xiao Feng Zhang) (collectively, the “Consortium”) submitted a non-binding proposal (the “Proposal”) to the board of directors of the Company proposing to acquire all of the outstanding shares of the Company’s common stock not already owned by the Consortium at a price of $2.84 per share in cash and if successful in that acquisition, to cause the Company’s common stock to be delisted from NASDAQ and to be deregistered under the Securities Exchange Act of 1934, as amended. The board of directors subsequently formed a special committee (the “Special Committee”) consisting of independent directors to evaluate the Proposal. On January 8, 2016, the Consortium sent a letter to the Special Committee withdrawing the Proposal citing concerns over recent market conditions.

STRATEGIC PLAN

With the reduced investment in real estate and infrastructure and the implementation of the Chinese IV Emission Standard which increases the cost of commercial vehicles, the China commercial vehicles market experienced performance decline in 2015. Due to the continued decline in economic conditions, the Company’s management projects the commercial vehicle market will have a slight decline in 2016. In 2016, our strategic plan includes these elements:

●	Enhance sales to the light truck market. We project that the mini-truck market will have a small growth in 2016 despite the decrease of the overall truck market.

●	Improve manufacturing technology and further computerize our manufacturing processes. We expect to continue to improve our manufacturing process to enhance product quality. We anticipate that improvement of manufacturing technology will further automate our manufacturing process, thereby reducing human error, increasing manufacturing efficiency, lowering production costs and further ensuring consistent quality of our products.

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

OHSAS 18001 is an Occupation Health and Safety Assessment Series for health and safety management systems. It is intended to help organizations to control occupational health and safety risks. It was developed in response to widespread demand for a recognized standard against which health and safety management systems are to be certified and assessed.

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

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufactures (“CAAM”) in 2015, China is currently the largest automotive market in the world. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

Based on statistics published by the CAAM in 2015, China’s automobile output and sales volume both reached record high levels of 24.50 million and 24.60 million units, respectively, representing increases of 3.25% and 4.68% respectively compared with 2014 figures. The output and sales volume of commercial vehicles decreased by 9.97% to 3.42 million units and 8.97% to 3.45 million units, respectively.

The decrease of the overall sales of commercial vehicles in China in 2015 could be attributed to less capital investments in the commercial real estate market and infrastructure and the implementation of the Chinese IV Emission Standard, which led to the decrease in the volume of goods transported, as well as the higher production cost and higher price of commercial vehicles.

The Chinese auto parts industry is highly fragmented. Management believes that the future development areas of China’s auto parts industry will likely include:

•	To keep pace with the rapid development of new automobile technologies.

•	To meet the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.

•	To partner with OEM customers in the entire process from product design, development and production to cost control, quality control and final delivery.

•	To restructure the industry and form large auto parts manufacturing groups which will enhance the overall competitiveness of Chinese auto parts manufacturers when competing with leading international manufacturers.

MARKETS AND CUSTOMERS

We strengthened our sales and marketing efforts in 2015. The sales person headcount for domestic (PRC) sales and international sales was 66 and 64, respectively. Products are sold under the “SORL” trademark, which we license on a royalty free basis from the Ruili Group. The Company renewed the license from Ruili Group in 2012 and the license currently expires in 2022. We have an agreement with the Ruili Group that the term of the license will be extended beyond 2022 as long as the registration for the trademark is renewed.

Based on our outstanding performance in 2015, management believes that we are the leading commercial vehicle air brake systems manufacturer in China. In general, the market can be divided into three segments: Chinese OEM Market, Chinese Aftermarket, and International Market. The above identified markets account for approximately 45.7%, 26.4% and 27.9%, respectively, of the Company’s annual sales for 2015.

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

The table below presents comparative information for 2015 and 2014 of the Company’s top five OEM customers.

Ranking	Customer	% of 2015 Sales	Customer	% of 2014 Sales

1	FAW Jiefang Automotive Co., Ltd.	5.1%	FAW Jiefang Automotive Co., Ltd.	4.6%
2	Dongfeng Axle Co., Ltd.(Shi Yan)	2.4%	Dongfeng Axle Co., Ltd.	4.5%
3	FAW Jiefang Qingdao Automotive Co., Ltd.	2.2%	Beiqi Foton Motor Co.,Ltd	4.2%
4	Shaanxi Heavy Duty Automobile Co., Ltd.	1.9%	FAW Jiefang Qingdao Automotive Co., Ltd.	3.9%
5	Dongfeng Axle Co., Ltd.	1.6%	Shaanxi Hande Axle Co., Ltd.	1.9%

We continue to expand our business with Beiqi Foton Motor Co.,Ltd., Dongfeng Motor Co.,Ltd, and FAW Group, which ranked in the top ten highest sales commercial vehicle manufacturers in China during 2015. The Company is a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton Motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements). The Company achieved a new business breakthrough with several top tiered vehicle manufacturers such as Sinotruck and Shaanxi Automobile Group Co., Ltd, as we expanded our businesses with them from supplying only automotive electric components to delivering entire air-brake systems. Furthermore, Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be our major customers.

Chinese Aftermarket - The Company’s Chinese aftermarket sales network consists of 26 authorized distributors covering the following seven regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 26 authorized distributors sell only “SORL” products and in turn distribute the products through over 2,000 sub-distributors.

International Market – With the truck production decline and currency depreciation in some countries in 2015, our export sales in 2015 decreased compared to 2014. Our strategies in the export market include the following:

●	We focus on both the overseas aftermarket and OEM customers at the same time.

●	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfort Equip Auto in Pairs, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to attract new customers and new orders.

●	In December 2015, we divested all of our equity interest in SORL International Holding, Ltd., a joint venture we formed in 2009 in Hong Kong. Going forward, we plan to distribute our products in the Asia-Pacific region primarily through our inhouse sales teams.

●	The Company strives to create a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has international sales centers in the United Arab Emirates (“UAE”), the United States of America (“USA”), and Europe. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2015, our export sales accounted for 27.9% of total revenue. Products are exported to more than 104 countries and regions in the world. The table below presents comparative information for 2015 and 2014 of the Company’s top five international customers.

Ranking	Country	Customer Name	% of 2015 Sales	Country	Customer Name	% of 2014 Sales

1	USA	SAP	3.7%	USA	SAP	3.0%
2	India	HISHIKHA OVERSEAS	2.1%	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	2.2%
3	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.7%	USA	CARDONE	1.9%
4	USA	CARDONE	1.4%	India	HISHIKHA OVERSEAS	1.8%
5	EGYPT	NILE	0.8%	Brazil	SCHULZ	1.1%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide parts to other suppliers for use in the latter’s product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. Currently, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these parts through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production capacity, advanced technology and the ability to produce system and modules can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers which mainly target the aftermarket. However, there are not many companies that have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer (by sales volume) in China, we have established long-term business relationships with many major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. Management believes that the keys for a successful commercial vehicle air brake supplier are product quality, price competitiveness, development capability, new product development capacity, and timeliness of delivery. We have strived to improve our competitiveness by recruiting highly qualified managers and employees, improving our product design capability and facilities, and providing better customer services.

Domestic Competition - Our major competitors in China are: VIE and CAFF, each as described below.

•	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, with a majority supplied to OEMs, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion supplied to the aftermarket and export.

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd., or CAFF: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

•	Brand Name: As one of China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is known nationwide. SORL won an award issued by Chinese State Administration of Industry and Commerce as the “Well-Known Brand” in 2014.

•	Technology: We view technological innovation and leadership as the critical means to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We have also established a new state-of-the-art testing center in 2014, which improved our testing capability.

•	Product Development: Because management believes that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, the Middle East and Europe we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.

•	China Sales Networks: We have 26 authorized distributors covering seven regions in China. We help train their sales people and improve their service quality. These authorized distributors in turn distribute “SORL” products through over 2,000 sub-distributors throughout China.

International Competition - In the international market, our largest competitors are Wabco Holdings, Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings, Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

•	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. The Company’s technology and manufacturing improvements have strengthened and our products’ performance-cost ratio is increasing.

•	Quick Adaptation to Local Markets: Through our international sales channels in the U.S., the Middle East and Europe, we have been able to timely respond to local market needs.

•	Diversified Auto Products: In addition to braking system products for commercial vehicles, we also produce key safety products for passenger vehicles and braking system products for railway vehicles. This integrated product offering helps reduce customers’ transaction costs and gives the customers the incentive to procure such products from us.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2015, we had 220 technical staff members, 90 of whom hold Engineer or Senior Engineer qualifications. Our technical staff are divided as follows: 18 for information technology, 130 for new product development and design techniques, 17 for measurement and testing, and the remaining 55 for quality management.

In addition to our own technical force, we have cooperation arrangements with leading universities in the automotive engineering field, including:

•	In 2010, SORL created two new post-doctoral research programs. The first program is a partnership with the Automobile Institute of Jilin University. This program was established to conduct research on the recovery of electric vehicle braking energy. The second program is a partnership with the Beijing University of Technology. This program was established to conduct researches on die-casting aluminum oxide film onto auto parts.

•	We have a contract with each of Tongji University at Shanghai and Harbin Institute of Technology for co-development of electronically controlled braking systems and automotive master cable technology, respectively.

•	We have a contract with each of Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University for information technology projects, including the development of application software for product design innovation and production management.

We have priority rights to acquire the intellectual properties that are developed pursuant to the arrangements with these universities. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment schedule based upon development of the technology.

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

We own a full range of processing equipment required for the development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, we are capable of designing and making over 90% of the devices, such as tools, jigs and molds, that are required for producing prototypes. In addition, the partnerships with Tsinghua University and Zhejiang University in developing software for application in our new product design system have resulted in substantial time savings in our new product development cycle.

Patented Technologies

We continued to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 454 issued patents and 530 patent applications worldwide.

Trademarks

Our principal trademark is “SORL”, which we currently license on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in 2022 and we have an agreement with the Ruili Group that the term of the license will be extended as long as the registration for the trademark is renewed. The Ruili Group obtained a registration for “SORL” from the World Intellectual Property Organization and registered the trademark in the United States in 2007.

PRODUCTION

Our production process includes fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the U.S., South Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors. We are seeking to realize automation to reduce production cost.

In September 2007, the Joint Venture purchased land use rights, a manufacturing plant and an office building with a total floor area of 712,333 square feet, from the Ruili Group for approximately $20 million. The Company has not yet obtained the land use right certificate due to ongoing negotiations between the Company and the local government regarding a potential reduction or exemption of the taxes payable by the Company in connection with such transfer. The Joint Venture previously leased part of the facility from the Ruili Group and occupied approximately 50% of the facility. While we currently own one of the largest (by sales volume) commercial vehicle air brake systems manufacturing facilities in China, we are seeking to expand our production capacity.

ENVIRONMENTAL COMPLIANCE

The Company is subject to the requirements of U.S. federal, state, local and non-U.S., including China’s, environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although the Company intends to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have the tendency to become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its environmental cleanup costs and liabilities will not be material.

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

During 2015, the Company did not make any material capital expenditures relating to environmental compliance.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally sourced from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2015, our three largest suppliers were Shanghai Bao Steel Trading Co., Ltd., Ningbo Bonded Area Hangzhou Steel Trading Co., Ltd., and Ye Chiu Metal Recycling (China) Ltd. which together accounted for 10.2% of the total purchase. None of the suppliers accounted for more than 5% of the total purchases.

When planning a purchase order, we compare prices of comparable goods quoted by different suppliers to receive the lowest price. In order to secure a favorable purchase price and subsequently a predictable cost of sales, we generally make a down payment to suppliers.

Normally, our annual purchase plan for raw materials, such as aluminum ingot and steel sheet, is determined at the beginning of the calendar year according to our OEM customers’ orders and our own forecast for the aftermarket and international sales. Our purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement prevents us from having excessive inventory when the orders from our customers change.

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

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with a GDP growth rate for 2013, 2014 and 2015, of 7.7%, 7.4% and 6.9%, respectively.

The Chinese Legal System

The practical effect of the legal system in China on our business operations can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the laws regarding foreign invested enterprises provide significant protection against government interference. In addition, these laws to a large extent protect the full enjoyment of the benefits of corporate organizational documents and contracts to foreign invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states of the United States. Similarly, the accounting standards and regulations in China mandate certain accounting practices, which are not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Chinese accounting standards and regulations require that an annual “statutory audit” be performed in accordance with China’s accounting standards and that the books of account of foreign invested enterprise are maintained in accordance with the Chinese accounting standards and regulations.

Second, while the enforcement of substantive rights may appear less certain or reliable than under the legal system in the United States, foreign invested enterprises and wholly foreign-owned enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolutions. Because the terms of the respective Articles of Association of the Joint Venture (“Articles of Association”) provide that all business disputes pertaining to foreign invested enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Joint Venture should not enjoy a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the Articles of Association, enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of foreign invested enterprises.

Economic Reform Issues

Although the Chinese government controls many productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activities. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has embarked reforms of its economic structure. Because many reforms are unprecedented or experimental, they are subject to risks and setbacks. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities in per capita wealth between regions within China, could lead to further adjustment of the reform measures. This refining and adjustment process may negatively affect our operations.

There can be no assurance that the reforms to China’s economic systems will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3,070 employees, all of whom are employed full time and are grouped as follows: 10 for quality control and quality check, 220 technical staff, 130 sales and marketing staff, 2,655 production workers and 45 administrative staff. There are employment agreements with all of the employees. We believe that the employment contracts with all our employees comply with relevant laws and regulations of China. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

The Joint Venture is subject to labor regulations applicable to Sino-Foreign equity joint venture enterprises. Only in compliance with those regulations, may the Joint Venture’s management hire and discharge employees and make other determinations with respect to wages, welfare plans, insurance coverages and disciplinary action with respect to its employees. The Joint Venture has, as required by law, established special funds for enterprise development, employee welfare and incentives, as well as a general reserve. In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out union activities.

DESCRIPTION OF THE JOINT VENTURE

General

The Joint Venture was established on January 17, 2004, pursuant to the terms of the Joint Venture Agreement with the Ruili Group. Below is a description of the material terms of the Joint Venture.

Management of the Joint Venture

Pursuant to the terms of the Joint Venture Agreement, the board of directors of the Joint Venture consists of three directors. We have the right to designate two members of the board of directors and the Ruili Group has the right to designate one member. We also have the authority to appoint the Chairman of the board of directors. The majority of the board of directors is vested with the authority with respect to operating matters. As a result, we maintain operating control over the Joint Venture. However, at this time, three of the directors of the Joint Venture, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shu Ping Chi, are also directors of us and the founders and executives of the Ruili Group, and therefore there is limited independence between the two entities. The term of the Joint Venture will expire on March 4, 2019, although we anticipate that we will be able to extend such term. Extension of the agreement will be subject to negotiation with the Ruili Group and approval of the Chinese government.

Distribution of Profits of the Joint Venture

After providing social welfare funds for employees and withholding applicable taxes, the profits, if any, of the Joint Venture are available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture’s board of directors. To date, the Joint Venture has not distributed any profits and does not anticipate of doing so in the foreseeable future.

Transfer of Interest in the Joint Venture

Any assignment or transfer of an interest in the Joint Venture must be approved by the Chinese government. The Chinese joint venture laws also provide for preemptive rights and any proposed transfer to third parties requires the consent of all parties to the joint venture.

Liquidation of the Joint Venture

Under the Chinese joint venture laws, the Joint Venture may be liquidated in certain limited circumstances, including the expiration of the term of the Joint Venture (including extensions, if any), the inability for the joint venture to continue operations due to severe losses, force majeure, or the failure of a party to perform its obligations under the Joint Venture Agreement or the Articles of Association in such a manner as to impair the operations of the Joint Venture. The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a Joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture.

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

Nationalization of Foreign Investments

The Chinese joint venture laws provide that China generally will not nationalize enterprises in which foreign funds have been invested. However, under special circumstances, for example, when public interest requires, enterprises with foreign capital may be legally nationalized and appropriate compensation will be made.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC, available at www.sorl.cn as soon as reasonably practicable. They are also available in print format to any stockholder upon request.

ITEM 1A. RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also materially impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial conditions or results of operations could suffer and the trading price of our common stock could decline.

Risks Related to the Company

If the current financial crisis and the slowdown of the global economy continue, more countries may resort to protectionist measures which would negatively affect our export sales.

As a result of global economic conditions and little or no growth in many countries, there is a risk of increased international trade protectionism. Many countries would set up trade barriers which would negatively affect our export sales, as well as increase of litigation risk in the countries to which our products are exported.

Our ability to effectively implement our business strategy depends upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel and we cannot assure that we will be able to hire or retain such employees.

We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. As the economy in China expands, there is increasing competition for skilled workers in China. We cannot assure that we will be able to find, hire or retain such employees, or even if we are able to do so, that the cost of these employees will not adversely affect our net income.

Certain of our officers and directors have responsibilities to other businesses in addition to our Company and as a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our Joint Venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our Joint Venture Agreement provides that the board of directors of the Joint Venture is comprised of three persons, two of whom are appointed by us and the remaining one is appointed by the Ruili Group. However, at this time, three of the directors of the Joint Venture, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shu Ping Chi, are also directors of us and the founders and executives of the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain intellectual property rights and technology. As a result, conflicts of interest between us and the Ruili Group may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise the duty of loyalty and the duty of care in managing our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

We are and will continue to be under downward pricing pressures on our products from our customers and competitors which may adversely affect our growth, profit margins and net income.

We face continuing downward pricing pressures from our customers and competitors, especially in the sales of replacement parts. To retain our existing customers and attract new ones, we must continue to keep our unit prices low. In view of our need to maintain low prices on our products, our growth, profit margins and net income will suffer if we cannot effectively continue to control our manufacturing and other costs.

Our contracts with our customers are generally short-term and do not require the purchase of a minimum amount, which may result in periods of time during which we have limited orders for our products.

Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we enter into manufacturing contracts with certain of our customers who have continuing demand for a certain product, these contracts usually do not provide for firm, long-term commitments to purchase products from us. As a result of the absence of long-term contracts, we could have periods during which we have no or only limited orders for our products, but we continue to have to pay the costs to maintain our work force and our manufacturing facilities and to meet other fixed costs, without the benefit of current revenues.

We consistently face short lead times for delivery of products to customers. Failure to meet delivery deadlines in our production agreements could result in the loss of customers and damage to our reputation and goodwill.

We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations. However, these production agreements typically contain short lead time for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed production capacity levels. We strive for rapid response to customer demands, which can lead to reduced purchasing efficiency and increased material costs. If we are unable to sufficiently meet our customers’ demands, we may lose our customers. Moreover, failure to meet customer demands may impair our reputation and goodwill.

Because of the short lead time in our production agreements, we may not be able to accurately or effectively plan our production or supply needs.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our production agreements with our customers. Short lead time of our customers’ commitments to their own customers and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers for our products. Because many of our costs and operating expenses are fixed, a reduction in customer demands can harm our sales, margins and operating results. We may also occasionally acquire raw materials without having customer orders based on a customer’s forecast or in anticipation of an order or to secure more favorable pricing, delivery or credit terms in view of the short lead time we often have under our customers’ orders. These purchases can expose us to losses from inventory carrying costs or inventory obsolescence.

Our operations depend highly on Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, and Ms. Jin Rui Yu, our Chief Operating Officer, and a small number of other executives, and the loss of any such executive could adversely affect our ability to conduct our business.

The success of our operations depends greatly on a small number of key managers, particularly, Mr. Xiao Ping Zhang and Ms. Jin Rui Yu. The loss of the service of Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business. Even if we are able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could adversely affect our sales and manufacturing activities, as well as our research and development efforts.

We may not be able to respond effectively to rapid growth in demands for our products, which could adversely affect our customer relations and our growth prospects.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors. Some of our competitors have design and manufacturing capabilities and technologies to produce products that compete well with our products, particularly in markets outside of China. We are currently conducting research and development activities on a number of new products, requiring a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may result in greater fixed costs and operating expenses. All of these factors create pressures on our working capital and ability to fund our current and future manufacturing activities and the expansion of our business.

We receive a significant portion of our revenues from a small number of customers which may make it difficult to negotiate attractive prices for our products and expose us to risks of substantial losses if we lose one or more major customers.

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2015, our three largest customers accounted for approximately 11.2% and 13.3% of our revenues in 2015 and 2014, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if one or more major customers stop purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property rights effectively which may be difficult particularly in China.

The success of our business depends on the legal protection of the intellectual property rights we hold. As of the fiscal year ended December 31, 2015, we own 454 patents and additional 530 under applications. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and/or know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our normal business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

It may be difficult to find or integrate acquisition targets which could have an adverse effect on our expansion plans.

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

Integrating an acquired company is a complex, distracting, time consuming and potentially expensive process. The successful integration of an acquisition target would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;

•	incorporate the acquired products or capabilities into ours from engineering, sales and marketing perspectives;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

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

The automobile parts industry is a highly competitive. Factors considered by our customers and potential customers include:

•	Quality;

•	Price/cost competitiveness;

•	Product performance;

•	Reliability and timeliness of delivery;

•	New product and technology development capability;

•	Degree of global and local presence;

•	Effectiveness of customer service; and

•	Overall management capability.

Depending on the particular product market (Chinese OEM Market or Chinese Aftermarket) and geographic market, the number of our competitors varies significantly. Many of our competitors have substantially greater revenues and financial resources than we do, as well as stronger brand names, higher consumer recognition, better business relationships with vehicle manufacturers, and broader geographic presence than we have, especially where we intend to enter a new geographic market. We may not be able to compete effectively and increased competition may substantially harm our market position.

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

If we are not able to expand our business in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share.

A disruption at our sole manufacturing site would significantly interrupt our production capabilities, which could have drastic consequences to us, including threatening our financial viability.

We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Ruian City, Wenzhou, Zhejiang Province, People’s Republic of China. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, or natural disaster, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to lease, acquire or build alternative manufacturing facilities. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or look for replacement facilities and seek necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. Also, operating any new facilities may be more expensive than operating our current facility. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.

The cyclical nature of commercial vehicle production and sales could result in a reduction in automotive sales, which could adversely affect our financial liquidity.

Our sales to OEMs depend on automotive commercial vehicle production and sales by our customers, which are highly cyclical and affected by general economic conditions and other factors, including consumer spending and preferences. They also can be affected by government policies, labor relations issues, regulatory requirements, and other factors. In addition, in the last two years, the price of commercial vehicles in China has generally declined. As a result, the volume of commercial vehicle productions in China has fluctuated from year to year, which has caused fluctuations in the demand for our products.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins. Because it may be difficult to pass price increases for these items on to our customers, a significant increase in the prices of our components and materials could materially increase our operating costs and adversely affect our profit margins and profitability.

Longer product life of parts may reduce aftermarket demand for some of our products.

In 2015, approximately 26.4% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. Longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

We may be subject to product liability, warranty and recall claims, which may increase the costs of doing business and adversely affect our financial condition and liquidity.

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We have not obtained product liability insurance and therefore may be exposed to potential liability without any insurance. We cannot assure you that we would not incur significant costs to defend any claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in a recall of such products. We cannot assure you that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

We are subject to environmental and safety regulations, which may increase our compliance costs.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China and other countries where we sell our products. To the extent that we expect to expand our operations into other geographic areas, we will become subject to such laws and regulations of those countries as well. We cannot provide assurance that we have been or will be at all times in full compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements. The capital requirements and other expenditures that may be necessary to comply with environmental and safety requirements could increase and become a material expense of doing business.

Non-performance by our suppliers may adversely affect our operations by delaying delivery or causing delivery failures, which may negatively affect customer demands, sales and profitability.

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

In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies. We may not be aware that our products or operations infringe upon patents or other rights held by others. In addition, given the complexities and uncertainties of patent laws, there may be patents that we currently do not believe we fringe but in the future we may ultimately be held to infringe, particularly if the claims of such patents are determined to be broader than we believe them to be. As a result, avoiding patent infringement may be difficult.

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

In addition, employees, consultants, contractors and others may use trade secrets of others in their work for us or disclose our trade secrets to others. Any of such conducts could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties. If any of these events occurs, our business will likely suffer and the market price of our common stock will likely decline.

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

Historically, we have derived a substantial portion of our revenues from China. We anticipate that China will continue to be our primary production location and an important sales base in the near future. Currently, almost all of our production assets are located in China. While the PRC government has pursued economic reforms to transform its economy from a planned economy to a market-oriented economy since 1979, a large part of the PRC economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as restrictions on lending to certain sectors of the economy, control of foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are subject to risks and even set-backs. Other political, economic and social factors may also lead to further adjustments of the PRC reform measures. This refining and adjustment process may have a negative effect on our operations and our future business development. For example, the PRC government has in the past implemented a number of measures intended to slow down certain segments of the PRC economy that the PRC government believed to be overheating, including placing additional limitations on the ability of commercial banks to make loans by raising bank reserve-against-deposit ratios. Historically, this restrictive policy on loans had the effect of decreasing infrastructure projects resulting in a decrease in demand for heavy trucks, thus adversely impacting our product sales to our OEM customers. Because of the negative impact of the Chinese government policies on the truck manufacturers, we also were required to extend our normal credit terms to certain of these manufacturers. Our operating results may be materially and adversely affected by changes in the PRC economic and social conditions and by changes in the policies of the PRC government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currencies.

Currently, the official currency of the PRC, Renminbi (RMB), is not a freely convertible currency and the restrictions on currency exchanges in China may limit our ability to use revenues generated in RMB to fund our business activities outside China or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, the PRC government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade-and service-related foreign exchange transactions, foreign debt service and payment of dividends. In accordance with the existing foreign exchange regulations in China, our PRC joint venture may pay dividends in foreign currencies, without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. The PRC government may, however, at its discretion, restrict access in the future to foreign currencies for current account transactions and prohibit us from converting our RMB-denominated earnings into foreign currencies. If this occurs, our PRC joint venture may not be able to pay us dividends in foreign currency without prior approval from SAFE. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing and our ability to make overseas acquisitions or investments.

Fluctuation in the value of RMB could adversely affect the value of, and dividends payable on, our shares in foreign currency terms.

The value of RMB is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank, based on the previous day’s interbank foreign exchange market rates in China and exchange rates on the world financial markets. The official exchange rate for the conversion of RMB into U.S. dollars remained stable until RMB was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. dollar. Under the new policy, RMB will be permitted to fluctuate within a band against a basket of foreign currencies. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a more volatile fluctuation in the value of RMB against the U.S. dollar, which may materials and negatively impact our costs of doing business and revenues from export sales.

The uncertain legal environment in China could limit the legal protections available to our shareholders.

The PRC legal system is a civil law system based on written statutes. Unlike the common-law system, the civil law system is a system in which decided legal cases have little precedential value. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investments. Our PRC joint venture is a Sino-Foreign joint venture and is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to foreign-invested enterprises in particular. China has made significant progress in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the promulgation of new laws, changes of existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects. In addition, as these laws, regulations and legal requirements are relatively recent and because of the limited volume of published cases, the interpretation and enforcement of those laws, regulations and legal requirements involve significant uncertainties. These uncertainties could limit the legal protections available to foreign investors, including our shareholders. For example, it is not clear if a PRC court would enforce in China a foreign court decision made in any case brought by our shareholders against us in shareholders’ derivative actions.

Moreover, the enforceability of contracts in China, especially with governmental entities, including state-owned enterprises, is relatively uncertain. If counterparties repudiated our contracts or defaulted on their obligations, we might not have adequate remedies. Such uncertainties or inability to enforce our contracts could materially and adversely affect our revenues and earnings.

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties as well as the practice of such subsidiary in declaring dividends, and our ability to pay dividends or make other distributions to our shareholders may be negatively affected by those restrictions, uncertainties and dividend practices.

We conduct our core business operations through the Joint Venture. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from the Joint Venture. Under current PRC law, the Joint Venture is regarded as a foreign-invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, the Joint Venture is required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to the Joint Venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the Joint Venture could restrict our ability to act in response to changing market conditions. To date, the Joint Venture has not distributed any profits and does not anticipate doing so in the foreseeable future.

China’s economic reform policies, including the risk of nationalization, could result in a total investment loss in our common stock.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are subject to risks and even set-backs. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities in per capita wealth between regions within China, could lead to further adjustment of the reform measures. This refining and adjustment process may negatively affect our operations.

Although the Chinese government controls many productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activities. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

There can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, changes affecting currency conversion and remittance abroad, and changes in tariffs and other import controls. A material change in China’s economic reform policies, including the risk of nationalization, could result in a total loss of investment in our common stock.

Because our principal operating company is organized under the laws of China, and substantially all of our assets are located in China, our shareholders may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us or our management.

The Joint Venture is incorporated under the laws of China and substantially all of our assets are located in China. In addition, all of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state laws. Moreover, China does not have treaties providing for the reciprocal recognition and enforcement of court judgments with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in China of judgments issued by courts in the United States or any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in China against us, our directors, managers, or executive officers. In connection with any such original action, a Chinese court may award civil liability, including monetary damages. However, there is no assurance that such judgment can be effectively or timely enforced in China.

It is likely that China will adopt stricter environmental regulations relating to the manufacturing, transportation, storage, use and disposal of materials used to manufacture our products or restricting the disposal of any waste by us, which would likely increase our operating costs.

National, provincial and local laws of China impose various environmental regulations relating to the manufacturing of automotive parts and/or of certain materials used in the manufacturing process of automotive parts. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. In addition, China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that its national, provincial and local governmental agencies will adopt stricter pollution controls. Any such regulations relating to the manufacturing, transportation, storage, use and disposal of materials used to manufacture our products or restricting the disposal of any waste by us would likely increase our operating costs.

Risks Related to Our Common Stock

The market price for our common stock may be volatile, which could result in a complete loss of your investment.

The market price for our common stock may be volatile, in response to factors, such as:

•	actual or anticipated fluctuations in our quarterly operating results,

•	announcements of new products by us or our competitors,

•	changes in financial forecasts by securities analysts,

•	changes in the economic performance or market valuations of other companies involved in the production of automotive parts,

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	intellectual property or other litigation, and

•	changes in conditions in the automotive market, including change in macroeconomic conditions or other development in the market, especially in China.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may issue additional shares of our capital stock to raise additional cash to fund working capital. If we issue additional shares of our capital stock, our stockholders may experience dilution in their respective percentage ownership in us.

We may seek to further expand our operations and therefore we may issue additional shares of our capital stock to raise additional cash to fund working capital. If we issue additional shares of our capital stock, our stockholders may experience dilution in their respective percentage ownership in us.

A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders collectively are able to control the outcome of stockholder votes on various matters.

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, held approximately 47.1%, 5.9% and 5.9% respectively, of the Company’s outstanding common stock as of December 31, 2015. As a result, these stockholders collectively are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

Because of the relatively small public float of our common stock, any sale of a large number of shares of our common stock, or the market perception that such a sale could occur, may significantly affect our stock price and could impair our ability to raise future capital.

Because of the relatively small public float of our common stock, any sale of a large number of shares of our common stock, or the perception that such sale could occur, may significantly affect our stock price and could impair our ability to raise future capital through an offering of equity securities. This would have an adverse effect on our business by restricting our access to working capital to fund growth and operations.

If we cannot continue to satisfy the Nasdaq Global Market’s listing maintenance requirements and other Nasdaq rules, our common stock could be delisted, which could negatively affect the price of our common stock and your ability to sell them.

In order to maintain our listing on the Nasdaq Global Market, we will be required to comply with Nasdaq rules which include rules regarding minimum shareholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to continue to satisfy the listing maintenance requirements of the Nasdaq Global Market and other applicable Nasdaq rules. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock could be subject to delisting. If our common stock is delisted, trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, such as the so-called “OTC Pink” or the Over-the-Counter Bulletin Board (“OTCBB”). As a consequence of any such delisting, our share price could be negatively affected and our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

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

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, for damages, attorneys’ fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. Such indemnification obligations could result in substantial expenditures, which we may be unable to recoup.

There can be no assurance that we will have the personnel, financial resources or expertise to continue to meet requirements of Sarbanes-Oxley Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in Ruian City, Wenzhou Area, Zhejiang Province, the People’s Republic of China, which boasts many automotive parts production facilities similar to ours. Our facilities include a manufacturing plant and office building with a total floor area of 712,333 square feet, which we purchased in 2007 from Ruili Group Co., Ltd., a related party. At the production facility, the Company has production equipment, imported from the United States, Korea, and Taiwan, as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our financial statements, as a whole.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

On April 18, 2006, our shares of common stock began trading on the Nasdaq Capital Market under the symbol “SORL”. Subsequently, our shares of common stock began trading on the Nasdaq Global Market on November 21, 2006 under the symbol “SORL”. High and low sales prices per share of our common stock as reported on Nasdaq for each quarter ended during 2015 and 2014 are as follows:

Quarter Ended	High	Low

2015
First Quarter	$4.11	$2.82
Second Quarter	4.49	3.18
Third Quarter	3.36	1.75
Fourth Quarter	2.65	1.77

2014
First Quarter	$5.20	$3.77
Second Quarter	3.85	2.73
Third Quarter	4.40	3.00
Fourth Quarter	4.39	3.55

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Stockholders

At March 16, 2015, we had approximately 680 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the sole discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors including economic conditions, regulatory restrictions and tax considerations. Additionally, amounts available for dividends are dependent on the profits available for distribution from the Joint Venture. Under current PRC law, the Joint Venture is regarded as a foreign invested enterprise in China. Although dividends paid by foreign invested enterprises are not subject to any PRC corporate withholding tax, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, the Joint Venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. Such restrictions and requirements have materially limited or impaired our ability to pay dividends to our shareholders although we do not presently plan to declare or pay any dividends on our common stock. Moreover, any transfer of funds from us to the Joint Venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the Joint Venture could restrict our ability to act in response to changing market conditions.

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

The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts. Its headquarters are located in Ruian City, Wenzhou Area, Zhejiang Province, the People’s Republic of China, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies. Its major product lines include valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders. Some of those products were developed and are manufactured through affiliated companies of Ruili Group. Due to its leading position in the industry, the Chairman of the Ruili Group, Mr. Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China. Mr. Zhang is also the Chairman and Chief Executive Officer of the Company. The Joint Venture was established in the PRC as a Sino-Foreign joint venture company with limited liability by the Ruili Group and Fairford. Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture in the aggregate amount of approximately $53.8 million.

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

The transactions were accounted for as a reverse spin-off in accordance with EITF 02-11 “Accounting for Spin-offs”. Accordingly SORL Auto Parts, Inc. was deemed to be the “spinnor” for accounting purposes.

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese investor. The new joint venture was named SORL International Holding, Ltd. ("SIH") based in Hong Kong. Fairford SORL holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

The Company accounted for the acquisition as a transaction between the entities under common control because Mr. Xiao Ping Zhang, the Chairman and CEO of the Company, owns 63% of the registered capital of the Ruili Group, and, together with his wife (Ms. Shu Ping Chi) and brother (Mr. Xiao Feng Zhang), owns approximately 58.8% of the outstanding common stock of SORL. As a result, the Company accounted for the acquisition using the historical costs of the financial statements of the Ruili Group. The consolidated financial statements have been prepared as if the acquisition took place at the earliest time presented., that is, as of January 1, 2009. The asset purchase was deemed to be the acquisition of a business.

On October 30, 2015, Mr. Xiao Ping Zhang, the Chairman and CEO of the Company, together with his wife (Ms. Shu Ping Chi) and brother (Mr. Xiao Feng Zhang) (collectively, the “Consortium”) submitted a non-binding proposal (the “Proposal”) to the board of directors of the Company proposing to acquire all of the outstanding shares of the Company’s common stock not already owned by the Consortium at a price of $2.84 per share in cash and if successful in that acquisition, to cause the Company’s common stock to be delisted from NASDAQ and to be deregistered under the Securities Exchange Act of 1934, as amended. The board of directors subsequently formed a special committee (the “Special Committee”) consisting of independent directors to evaluate the Proposal. On January 8, 2016, the Consortium sent a letter to the Special Committee withdrawing the Proposal citing concerns over recent market conditions.

Overall financing cost for us has declined due to the lower benchmark interest rates and a gradually easing financial environment. In order to lower the Company’s financing cost, on December 25, 2012, the Company reached an agreement with International Far Eastern Leasing Co., Ltd. to terminate a previous leasing agreement dated September 13, 2011 and to satisfy any unpaid principle under that agreement.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment. For the years ended December 31, 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year ended December 31, 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years ended December 31, 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate from the year ended December 31, 2009 through the year ended December 31, 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of "High-Tech Enterprise" designation by the government, according to relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate from the year ended December 31, 2014. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.

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

RESULTS OF OPERATIONS

Revenue

The year ended December 31, 2015 as compared to the year ended December 31, 2014:

	Years Ended December 31,
		Percent of		Percent of
Sales	2015	Total sales	2014	Total sales
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$178.6	81.7%	$194.0	81.6%
Passenger vehicle brake systems, etc.	$40.0	18.3%	$43.7	18.4%

Total	$218.6	100.0%	$237.7	100.0%

Total sales were $218,656,886 and $237,654,865 for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $19.0 million or 8.0% year over year. The decrease was mainly due to the decline of the production and sales of the commercial vehicles in the automobile industry.

The sales from commercial vehicle brake systems decreased by $15.4 million or 7.9%, to $178.6 million for the year ended December 31, 2015, compared to $194.0 million for the same period of 2014. The decline of the production and sales of commercial vehicles in 2015 in the automobile industry impacted the sales of the Commercial Vehicle Brake Systems.

The sales from passenger vehicle brake systems decreased by $3.7 million or 8.5%, to $40.0 million for the year ended December 31, 2015, compared to $43.7 million for the same period of 2014. The decrease was mainly due to the adjustment of our customer structure in the year of 2015, namely reducing or suspending sales to customers who have long-term overdue payment or who place relatively small orders.

A breakdown of sales revenue for our three principal markets, Chinese OEM market, Chinese Aftermarket and International Markets in 2015 and 2014 is as follows:

	Years Ended December 31,
		Percent of		Percent of	Percentage
	2015	Total sales	2014	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$99.9	45.7%	$112.1	47.2%	-10.9%
China Aftermarket	$57.7	26.4%	$61.6	25.9%	-6.3%
International market	$61.0	27.9%	$64.0	26.9%	-4.7%

Total	$218.6	100.0%	$237.7	100.0%	-8.0%

Our sales to the Chinese OEM market decreased by $12.2 million or 10.9%, from 2014, to $99.9 million. The decrease was mainly due to the decline of the production and sales of commercial vehicles in the automobile industry in 2015.

Our sales to the Chinese aftermarket decreased by $3.9 million or 6.3%, to $57.7 million for the year of 2015, compared to $61.6 million for the year of 2014. The usage of heavy-duty trucks in the construction of real estate development projects and infrastructure projects was reduced in China in the year of 2015, which resulted in the reduced replacement of auto parts. We will continue with our strategies to further optimize our sales network and to help further penetrate new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales decreased by $3.0 million or 4.7%, to $61.0 million for the year of 2015, as compared to $64.0 million for the same period of 2014. The decrease in export sales was mainly due to the truck production decline and currency depreciation in some countries.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2015 decreased to approximately $159.2 million from $170.8 million for the year ended December 31, 2014, a $11.6 million, or approximately 6.8%, decrease.

Gross profit for the year ended December 31, 2015, decreased by approximately $7.5 million or 11.2% to $59.4 million from $66.9 million for the year ended December 31, 2014, as a result of the decreased sales.

Gross margin decreased by approximately 0.9%, from 28.1% in 2014 to 27.2% in 2015 due to our commencement of price promotion in the aftermarket and international market in 2015, which we intended to strengthen our competitiveness and increase our market share. Increased labor costs also contributed to the decrease in our gross margin.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2015 were $130.0 million, a decrease of $9.4 million or 6.7%, from $139.4 million for the year ended December 31, 2014. The gross profit from commercial vehicle brake systems decreased by 10.8% to $48.7 million for the year ended December 31, 2015 from $54.6 million for the year of 2014. Gross margin from commercial vehicle brake systems decreased to 27.2% for the year ended December 31, 2015 from 28.1% in 2014. We intend to focus in 2016 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us maintain or increase our gross profit margins.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2015 were $29.2 million, a decrease of $2.2 million or 7.0% from $31.4 million for the same period in 2014. The gross profit from passenger vehicle brake systems decreased by 12.2% to $10.8 million for the year of 2015 from $12.3 million for the year of 2014. Gross margin from passenger vehicle brake systems decreased to 26.9% for the year ended December 31, 2015 from 28.1% in 2014.

Selling Expenses

Selling expenses were $22,681,469 for the year ended December 31, 2015, as compared to $23,676,176 for the year ended December 31, 2014, a decrease of $1.0 million or 4.2%. The decrease was mainly due to decreased freight expense and packaging expenses. As a percentage of sales revenue, selling expenses increased to 10.4% for the year ended December 31, 2015, as compared to 10.0% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses were $14,100,715 for the year ended December 31, 2015, as compared to $18,011,110 for the year ended December 31, 2014, a decrease of $3.9 million or 21.7%. The decrease was mainly due to the decreased sales. As a percentage of sales revenue, general and administrative expenses decreased to 6.4% for the year ended December 31, 2015, as compared to 7.6% for the same period in 2014.

Research and Development Expense

Research and development expense was $7,358,563 for the year ended December 31, 2015, as compared with $7,601,342 for the year ended December 31, 2014, a decrease of $0.2 million or 3.2%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and in developing electronically controlled products.

Impairment On Long-lived Assets

One office building was torn down in January 2016. The impairment on long-lived assets was $561,847 for the year ended December 31, 2015.

Other Operating Income

For the year ended December 31, 2015, other operating income was $3,204,286 compared with $2,270,147 for the year ended December 31, 2014, an increase of $0.9 million. The increase was due to an increase in sales of raw material scrap for the year ended December 31, 2015.

Loss On Disposal Of Subsidiary

On December 15, 2015, the Company sold its 60% equity interest in SIH, for a consideration of approximately US$77 (HK$600). The loss on disposal of SIH was $3,170,821 for the year ended December 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $7,409,441 for the year ended December 31, 2015, compared with depreciation and amortization expense of $7,386,953 for the year ended December 31, 2014. The increase was due to an increase in purchase of machinery equipments.

Interest Income

Interest income for the year ended December 31, 2015, increased by US$0.8 million to US$1,102,447 from US$343,889 for the same period of 2014, mainly due to increased short term investments during the periods.

Interest Expenses

The interest expenses for the year ended December 31, 2015 increased by $0.1 million to $1,269,091 from $1,119,250 for the same period of 2014, mainly due to increased interest expense related to more loans borrowed from banks.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In 2012 December, the Joint Venture passed the re-assessment by the government, according to the relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate in 2012 through 2014. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.

Income tax expense of $2,034,776 and $2,872,912 was recorded for the year of 2015 and 2014, respectively.

Net Income Attributable to Non-controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $1,216,581 and $1,366,456 for the years ended December 31, 2015 and 2014, respectively.

Net Income Attributable To Stockholders

The net income attributable to stockholders for the year ended December 31, 2015 decreased by $0.5 million, to $13,308,486 from $13,801,030 for the year ended December 31, 2014 due to the decrease in our sales and gross profit. Earnings per share (“EPS”), both basic and diluted, for 2015 and 2014, were $0.69 and $0.71 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

As of December 31, 2015, the Company had cash and cash equivalents of $30,230,828, an increase of $16.2 million, as compared to cash and cash equivalents of $14,009,596 at December 31, 2014. The Company had working capital of $169,846,617 at December 31, 2015, an increase of $5.9 million as compared to working capital of $163,947,851 at December 31, 2014, reflecting current ratios of 2.73:1 and 3.60:1, respectively.

OPERATING - Net cash provided from operating activities was $39,314,251 for the year ended December 31, 2015, as compared to $22,561,194 of net cash provided by operating activities for the year ended December 31, 2014, an increase of $16.8 million, primarily due to the increased cash inflow as a result of the change in accounts payable and bank acceptance notes to vendors and the decreased cash outflow as a result of the change in inventories.

INVESTING - For the year ended December 31, 2015, the Company expended net cash of $32,939,693 in investing activities mainly for short term investments. During the year ended December 31, 2014, the Company expended net cash of $38,310,843 in investing activities.

FINANCING – For the year ended December 31, 2014, net cash provided by financing activities was $1,108,696. Net cash provided by financing activities was $10,470,347 for the year ended December 31, 2015.

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

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2015 and December 31, 2014, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased all buildings on the land in the same transaction, including a manufacturing plant. The purchase price of land use right and building amounted to approximately US$20 million.

The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights. Because of the change in personnel of the local government, there is no new development of negotiations regarding taxes related to the transfer of the land use rights. Due to the lack of resolution of that issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that we can conclude the negotiations with the government and obtain a favorable result. We will continue negotiations in furtherance of our effort and to obtain the land use rights certificate as soon as practicable.

Even if the Company is unable to timely obtain the land use right certificate for the land and related building, the Company believes that there will be no potential adverse implication on the Company for the following reasons:

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

3.        The Ruili Group promised that the Company will have the right to use the land and related building, even before the land use certificate is transferred.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2015, we had no material changes outside the ordinary course of business in our contractual obligations.

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

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses are translated using the average rate for the period. Therefore, we are subject to foreign exchange risk. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. The Company is adopting strategies to reduce the foreign exchange risk, such as diversifying currencies used in export sales, and negotiating of export contracts with fixed exchange rates. However, we cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business results of operations and financial condition.

As the Company’s historical debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rate may cause a commensurate increase in the interest expense related to such borrowings.

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SORL Auto Parts, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the years then ended. We have also audited the parent company financial statements for the years ended December 31, 2015 and 2014 included in Schedule I. These consolidated financial statements and parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the parent company financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2016

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31, 2015		December 31, 2014

Assets
Current Assets
Cash and cash equivalents	US$	30,230,828	US$	14,009,597
Accounts receivable, net		71,823,328		68,171,387
Bank acceptance notes from customers		22,870,791		17,626,704
Short term investments		61,007,709		34,838,757
Inventories		73,661,860		84,186,766
Prepayments, including $- and $83,206 due from related parties at December 31, 2015 and 2014, respectively.		3,350,607		4,663,002
Current portion of prepaid capital lease interest		93,458		282,280
Restricted cash		785,999		-
Other current assets		1,241,864		1,282,182
Deferred tax assets		2,909,729		1,868,371
Total Current Assets		267,976,173		226,929,046

Property, plant and equipment, net		37,561,905		43,550,927
Land use rights, net		13,232,149		14,421,729
Intangible assets, net		23,854		37,661
Security deposits on lease agreement		1,759,975		1,867,719
Non-current portion of prepaid capital lease interest		-		99,180
Total Non-Current Assets		52,577,883		59,977,216
Total Assets	US$	320,554,056	US$	286,906,262

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $1,133,537 and $136,609 due to related parties at December 31, 2015 and 2014, respectively.	US$	35,292,277	US$	13,867,316
Deposit received from customers		20,012,087		19,045,172
Short term bank loans		23,367,207		9,539,476
Income tax payable		-		1,101,103
Accrued expenses		13,870,587		13,561,163
Current portion of capital lease obligations		3,519,949		3,735,438
Other current liabilities, including $- and $17,681 due to related parties at December 31, 2015 and 2014, respectively.		2,067,449		2,131,527
Total Current Liabilities		98,129,556		62,981,195

Non-Current Liabilities
Non-current portion of capital lease obligations		-		3,735,437
Total Non-Current Liabilities		-		3,735,437
Total Liabilities		98,129,556		66,716,632

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2015 and 2014		-		-
Common stock - $0.002 par value; 50,000,000 authorized,
19,304,921 issued and outstanding as of
December 31, 2015 and December 31, 2014		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		13,207,972		12,019,532
Accumulated other comprehensive income		15,662,639		27,516,206
Retained earnings		129,055,099		116,935,053
Total SORL Auto Parts, Inc. Stockholders' Equity		200,163,333		198,708,414
Noncontrolling Interest In Subsidiaries		22,261,167		21,481,216
Total Equity		222,424,500		220,189,630
Total Liabilities and Equity	US$	320,554,056	US$	286,906,262

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Years Ended December 31, 2015 and 2014

	2015		2014

Sales	US$	218,656,886	US$	237,654,865
Include: sales to related parties		7,781,763		1,618,349
Cost of sales		159,246,468		170,793,868
Gross profit		59,410,418		66,860,997

Expenses:
Selling and distribution expenses		22,681,469		23,676,176
General and administrative expenses		14,100,715		18,011,110
Impairment on long-lived assets		561,847		-
Research and development expenses		7,358,563		7,601,342
Total operating expenses		44,702,594		49,288,628

Other operating income		3,204,286		2,270,147

Loss on disposal of subsidiary		(3,170,821)		-

Income from operations		14,741,289		19,842,516

Interest income		1,102,447		343,889
Government grants		768,607		301,572
Other income		2,217,204		304,540
Interest expenses		(1,269,091)		(1,119,250)
Other expenses		(1,000,613)		(1,632,869)

Income before provision for income taxes		16,559,843		18,040,398

Provision for income taxes		2,034,776		2,872,912

Net income	US$	14,525,067	US$	15,167,486

Net income attributable to noncontrolling interest In subsidiaries		1,216,581		1,366,456

Net income attributable to common stockholders	US$	13,308,486	US$	13,801,030

Comprehensive income:

Net income	US$	14,525,067	US$	15,167,486
Foreign currency translation adjustments		(13,194,113)		5,518,183
Comprehensive income		1,330,954		20,685,669
Comprehensive income attributable to noncontrolling interest in subsidiaries		(123,965)		1,834,153
Comprehensive income attributable to common shareholders	US$	1,454,919	US$	18,851,516

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.69	US$	0.71

EPS - diluted	US$	0.69	US$	0.71

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2015

	The Year Ended December 31
	2015		2014

Cash Flows From Operating Activities
Net Income	US$	14,525,067	US$	15,167,486
Adjustments to reconcile net income to net cash from operating activities:

Allowance for doubtful accounts		2,042,952		2,658,641
Depreciation and amortization		7,409,441		7,386,953
Deferred income tax		(1,183,270)		(431,640)
(Gain) or loss on disposal of property and equipment		(47,556)		53,052
Write-down of inventory		-		139,572
Loss on disposal of subsidiary		3,170,821		-
Impairment on long-lived assets		561,847		-

Changes in assets and liabilities:
Account receivable		(10,617,554)		(11,017,981)
Bank acceptance notes from customers		(6,446,881)		3,067,636
Other currents assets		(412,073)		1,200,416
Inventories		5,100,033		(5,836,031)
Prepayments		299,376		(776,251)
Prepaid capital lease interest		273,896		459,134
Accounts payable and bank acceptance notes to vendors		22,657,753		211,449
Income tax payable		(1,372,293)		585,087
Deposits received from customers		2,126,933		4,670,996
Other current liabilities and accrued expenses		1,225,759		5,022,675
Net Cash Flows Provided By Operating Activities		39,314,251		22,561,194

Cash Flows From Investing Activities
Change in short term investments		(29,015,636)		(34,371,133)
Acquisition of property and equipment		(3,062,369)		(4,003,170)
Proceeds of disposal of property and equipment		47,571		63,460
Change in restricted cash		(809,344)		-
Cash paid for disposal of subsidiary		(99,915)		-
Net Cash Flows Used In Investing Activities		(32,939,693)		(38,310,843)

Cash Flows From Financing Activities
Proceeds from bank loans		38,313,044		34,318,277
Repayment of bank loans		(24,218,204)		(29,524,282)
Repayment of capital lease		(3,624,493)		(3,685,299)
Net Cash Flows Provided By Financing Activities		10,470,347		1,108,696

Effects on changes in foreign exchange rate		(623,674)		408,566

Net change in cash and cash equivalents		16,221,231		(14,232,387)

Cash and cash equivalents- beginning of the year		14,009,597		28,241,983

Cash and cash equivalents - end of the year	US$	30,230,828	US$	14,009,596

Supplemental Cash Flow Disclosures:
Interest paid	US$	1,108,388	US$	1,135,177
Income taxes paid	US$	4,590,244	US$	2,714,779

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Years Ended December 31, 2015 and 2014

			Additional			Accumulated Other	Total SORL Auto Parts, Inc.
	Number	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Balance as of December 31, 2013	19,304,921	$38,609	$42,199,014	$10,609,435	$104,544,120	$22,465,720	$179,856,898	$19,647,063	$199,503,961

Net income	-	-	-	-	13,801,030	-	13,801,030	1,366,456	15,167,486

Foreign currency translation adjustment	-	-	-	-	-	5,050,486	5,050,486	467,697	5,518,183

Transfer to reserve	-	-	-	1,410,097	(1,410,097)	-	-	-	-

Balance as of December 31, 2014	19,304,921	38,609	42,199,014	12,019,532	116,935,053	27,516,206	198,708,414	21,481,216	220,189,630

Disposal of subsidiary	-	-	-	-	-	-	-	903,916	903,916

Net income	-	-	-	-	13,308,486	-	13,308,486	1,216,581	14,525,067

Foreign currency translation adjustment	-	-	-	-	-	(11,853,567)	(11,853,567)	(1,340,546)	(13,194,113)

Transfer to reserve	-	-	-	1,188,440	(1,188,440)	-	-	-	-

Balance as of December 31, 2015	19,304,921	$38,609	$42,199,014	$13,207,972	$129,055,099	$15,662,639	$200,163,333	$22,261,167	$222,424,500

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The Company is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of the Ruili Group Ruian Auto Parts, Co., Ltd., a Sino-Foreign joint venture (the “Joint Venture” or “Ruian”) and 60% ownership of SORL International Holding, Ltd. ("SIH") in Hong Kong. The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

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

On February 8, 2010, the Company sold 1,000,000 shares of its common stock to selected institutional investors at a price of $10.00 per share pursuant to a registered direct offering. This transaction provided net proceeds of approximately $9.4 million. On March 9, 2010, through Fairford, SORL invested $9.4 million in its operating subsidiary, the Joint Venture. To maintain the 10% shareholding in the Joint Venture, the Ruili Group, a related party under common control, increased its capital investment by $1.0 million. Accordingly, SORL continues to hold a 90% controlling interest in the operating subsidiary. The total paid-in capital of the Joint Venture increased from $43.4 million to $53.8 million.

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the “Seller”). As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately $25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller's business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

On December 15, 2015, the Company entered into an agreement to dispose of its entire 60% equity interest in its subsidiary, SIH, to the Taiwanese investor who holds a 10% interest in SIH, for a consideration of approximately $77 (HK$600). The loss on disposal of SIH was $3,170,821, which was reported as “loss on disposal of subsidiary” for the year ended December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ACCOUNTING METHOD

The Company uses the accrual method of accounting for financial statement and tax return purposes.

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to noncontrolling interest in subsidiaries undertakings is reflected in the consolidated statements of operations.

c. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short term investments, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, accounts payable, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

f. FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC. The Company has no customer that accounts for more than 5.0% of its total revenues for the year ended December 31, 2015.

(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

(iii) Interest rate risk - The interest rate of short-term bank borrowings obtained in 2015 ranged from 1.33% to 5.35% and the term ranged from approximately three months to one year. The Company’s income and cash flows are substantially independent of changes in market interest rates.

g. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h. SHORT TERM INVESTMENTS

The Company’s short term investments include term deposits with an original maturity from three months to one year with financial institutions. Term deposits in the amount of $21,559,690 (RMB 140,000,000) were pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from March 24, 2015 to March 24, 2016. Term deposit in the amount of $6,159,911 (RMB 40,000,000) was pledged as security interest for the bank acceptance notes payable issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016.

i. RESTRICTED CASH

Restricted cash mainly represents bank deposits used to pledge the bank acceptance notes. The Company entered into credit agreements with commercial banks in China (“endorsing banks”) which agree to provide credit within stipulated limits. Within the stipulated credit limits, the Company can issue bank acceptance notes to its suppliers as payments for the purchases. In order to issue bank acceptance notes, the Company is generally required to make initial deposits or pledge note receivables to the endorsing banks in amounts of certain percentage of the face amount of the bank acceptance notes to be issued by the Company. The cash in such accounts is restricted for use over the terms of the bank acceptance notes, which are normally three to six months.

j. INVENTORIES

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

k. PROPERTY, PLANT AND EQUIPMENT

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

l. LAND USE RIGHTS

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

m. IMPAIRMENT OF LONG-LIVED ASSETS

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

n. INTANGIBLE ASSETS

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

o. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR BAD DEBTS

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

p. NOTES RECEIVABLE

Notes receivable generally due within six months are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest. As of December 31, 2015, notes receivables in the amount of $13,647,583 were pledged to endorsing banks to issue bank acceptance notes. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes. The Company incurred discount fees of $538,517 and $726,096 for the years ended December 31, 2015 and 2014, respectively, which were included in interest expenses.

q. REVENUE RECOGNITION

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

r. INCOME TAXES

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

s. FOREIGN CURRENCY TRANSLATION

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

t. STOCK-BASED COMPENSATION

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

u. EMPLOYEES’ BENEFITS

Mandatory contributions are made to Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary costs.

v. RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are classified as general and administrative expenses and are expensed as incurred. Research and development expenses were $7,358,563 for the year ended December 31, 2015, as compared with $7,601,342 for the year ended December 31, 2014.

w. SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $4,428,406 and $5,610,737 for the years ended December 31, 2015 and 2014, respectively.

x. ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $285,844 and $339,551 for the years ended December 31, 2015 and 2014, respectively.

y. WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $2,047,684 and $2,374,861 for the years ended December 31, 2015 and 2014, respectively.

z. PURCHASE DISCOUNTS

Purchase discounts represent discounts received from vendors for purchasing raw materials and are netted in the cost of goods sold, if applicable.

aa. LEASE COMMITMENTS

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

ab. COST OF SALES

Cost of sales consists primarily of materials costs, applicable local government levies, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

ac. GOVERNMENT GRANTS

Government grants include cash subsidies as well as other subsidies received from the PRC government by the Joint Venture. Such subsidies are generally provided as incentives from the local government to encourage the expansion of local business. Government grants are recognized when received and all the conditions specified in the grant have been met. Capital grants received in advance of the acquisition of equipment are recorded initially in other current liabilities and then offset against the cost of the related equipment upon acquisition.

ad. SEGMENT REPORTING

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2015 and 2014, the Company operated in two reportable business segments: (1) commercial vehicles brake systems (2) passenger vehicles brake systems.

ae. DISPOSAL OF SUBSIDIARY

On December 15, 2015, the Company entered into an agreement to dispose of its entire 60% equity interest in its subsidiary, SIH, to the Taiwanese investor who holds a 10% interest in SIH for a consideration of approximately $77 (HK$600).

The Company determined that the disposal of SIH did not constitute a discontinued operation as it did not represent a strategic shift and the operation capacity of SIH was absorbed by the Joint Venture, the other subsidiary of the Company.

af. RECENTLY ISSUED FINANCIAL STANDARDS

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. 2. Eliminate the presumption that a general partner should consolidate a limited partnership. 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The ASU will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, The FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company purchases primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from three other related parties, Guangzhou Kormee Automotive Electronic Control Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee and Ruian Kormee. MGR holds a 30% interest in SIH. The stockholders of MGR are the management of SIH.

The following related party transactions occurred for the years ended December 31, 2015 and 2014:

	For Years Ended December 31,
	2015	2014
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$1,488,151	$2,194,995
Ruian Kormee Vehicle Brake Co., Ltd.	765,971	1,250,174
Ruili Group Co., Ltd.	3,199,511	3,740,032
Shanghai Dachao Electric Technology Co., Ltd.	80,603	—
Total Purchases	$5,534,236	$7,185,201

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$946,061	$278,382
Ruian Kormee Vehicle Brake Co., Ltd.	38,753	213,974
Ruili Group Co., Ltd.	7,781,763	1,618,349
Total Sales	$8,766,577	$2,110,705

During the years ended December 31, 2015 and 2014, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	December 31,	December 31,
	2015	2014
PREPAYMENTS TO RELATED PARTY
Ruian Kormee Vehicle Brake Co., Ltd.	$—	$83,206
Total	$—	$83,206

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruian Kormee Vehicle Brake Co., Ltd.	$340,175	$—
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	75,968	59,011
Ruili Group Co., Ltd.	697,643	77,598
Shanghai Dachao Electric Technology Co., Ltd.	19,751	—
Total	$1,133,537	$136,609

OTHER PAYABLES TO RELATED PARTY
MGR Hong Kong Limited	$—	$17,681
Total	$—	$17,681

The Company also entered into several lease agreements with related parties, see Note 18 for more details.

During the years ended December 31, 2015 and 2014, the Company borrowed labors from Ruili Group and incurred wage expense of $5,052,313 and $11,917,917, respectively. The wage payable to the labors borrowed from Ruili Group was distributed to the labors directly by the Company and was not included in the payables to Ruili Group.

 In addition, the Company provided a guarantee for credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 168,000,000 (approximately $25,871,627) for the period from March 24, 2015 to March 24, 2016. As of December 31, 2015, the Company pledged a 6-month fixed term deposit of RMB 54,000,000 (approximately $ 8,315,880) with a maturity date of May 19, 2016, and a 6-month fixed term deposit of RMB 86,000,000 (approximately $13,243,809) with a maturity date of May 18, 2016. The balance of these fixed term deposits was included in short term investments.

The Company provided a guarantee for the credit line granted to Ruili Group by China Everbright Bank in the amount of RMB 60,000,000 (approximately $9,239,867) for a period from February 26, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 54,000,000 (approximately $8,315,880) for a period from September 22, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line.

The Company pledged its term deposit of RMB 40,000,000 (approximately $6,159,911) for the bank acceptance notes issued to to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016.

The Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately $17,182,404) for the period from August 22, 2014 to August 21, 2015. The Company also provides a guarantee for Ruili Group related to the credit line granted by China Zheshang Bank in the amount of RMB 146,960,000 (approximately $24,016,996) for the period from December 9, 2014 to December 9, 2015.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2015	2014
Accounts receivable	$83,898,730	$74,646,974
Less: allowance for doubtful accounts	(12,075,402)	(6,475,587)

Account receivable balance, net	$71,823,328	$68,171,387

No customer individually accounted for more than 10% of our revenues or accounts receivable for the years ended December 31, 2015 and 2014. The changes in the allowance for doubtful accounts at December 31, 2015 and December 31, 2014 were summarized as follows:

	December 31, 2015	December 31, 2014
Beginning balance	$6,475,587	$3,813,415
Add: Increase to allowance	5,599,815	2,662,172
Less: Accounts written off	—	—

Ending balance	$12,075,402	$6,475,587

In connection with the disposal of SIH, the Company estimated it would be difficult to collect the accounts receivables from SIH as it no longer retained the control. Therefore, the Company fully allowed the accounts receivables from SIH. $4,320,748 out of the increase to allowance was related to the allowance for doubtful accounts from SIH and was included in loss on disposal of subsidiary.

NOTE 6 - INVENTORIES

On December 31, 2015 and December 31, 2014, inventories consisted of the following:

	December 31, 2015	December 31, 2014
Raw Materials	$13,038,945	$11,934,720
Work-in-process	28,786,709	30,020,125
Finished Goods	31,836,206	42,400,202

Less: Write-down of inventories	—	(168,281)
Total Inventory	$73,661,860	$84,186,766

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Machinery	$50,680,639	$51,619,990
Molds	1,343,730	1,425,992
Office equipment	2,077,411	2,257,208
Vehicles	1,983,028	2,040,061
Buildings	7,756,917	9,152,959
Machinery held under capital lease	29,012,601	29,012,601
Leasehold improvements	489,878	562,521
Sub-Total	93,344,204	96,071,332

Less: Accumulated depreciation	(55,782,299)	(52,520,405)
Property, plant and equipment, net	$37,561,905	$43,550,927

During the year ended December 31, 2015, the management identified a building previously purchased from Ruili Group as described in Note 8 with carrying value of $545,642, net of accumulated depreciation of $322,388 as of December 31, 2015, was no longer able to be utilized for its intended use. The building was subsequently torn down in January 2016. The Company recorded the impairment on long-lived assets for the amount of $561,847.

Depreciation expense charged to operations was $7,029,214 and $6,998,738 for the years ended December 31, 2015 and 2014, respectively.

NOTE 8 – LAND USE RIGHTS

	December 31, 2015	December 31, 2014
Cost	$16,182,560	$17,173,243
Less: Accumulated amortization	(2,950,411)	(2,751,514)
Land use rights, net	$13,232,149	$14,421,729

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the above land use rights from Ruili Group, a related party, as well as the building on the land in the total amount of approximately $20 million (including buildings of approximately $6.7 million). The Company has been negotiating with the government for a reduction in or exemption from the tax being sought by the government in connection with the transfer of the land use rights and the building, and pending resolution of that issue. Due to the lack of resolution of the issue, the land use right certificate and the property ownership certificate have not been issued to the Company. There is no assurance that the Company can conclude the negotiations with the government and obtain a favorable result. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Amortization expenses were $368,247 and $374,425 for the years of 2015 and 2014, respectively.

NOTE 9 - INTANGIBLE ASSETS

Gross intangible assets were $178,751, less accumulated amortization of $154,897 for net intangible assets of $23,854 as of December 31, 2015. Gross intangible assets were $181,099, less accumulated amortization of $143,438 for net intangible assets of $37,661 as of December 31, 2014. Amortization expenses were $11,980 and $13,790 for the years ended December 31, 2015 and 2014, respectively. Future estimated amortization expense is as follows:

2016	2017	2018	2019	Thereafter
$11,634	$8,857	$3,363	$-	$-

NOTE 10 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Raw material suppliers	$3,210,160	$2,938,396
Equipment purchases	140,447	1,724,606

Total prepayments	$3,350,607	$4,663,002

NOTE 11- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2015 and December 31, 2014 comprise of the following:

	December 31, 2015		December 31, 2014
Deferred tax assets - current
Allowance for doubtful accounts		$1,860,379	$990,496
Revenue (net of cost)		45,815	―
Unpaid accrued expenses		180,174	180,392
Warranty		875,751	848,566
Deferred tax assets		2,962,119	2,019,454
Valuation allowance		―	―
Net deferred tax assets - current		$2,962,119	$2,019,454

Deferred tax liabilities - current
Revenue (net of cost)	$	―	$151,083
Others		52,390	―
Deferred tax liabilities - current		52,390	151,083

Net deferred tax assets - current		$2,909,729	$1,868,371

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

NOTE 12 – SHORT TERM BANK LOANS

Bank loans represented the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Secured	$23,367,207	$9,539,476

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the year ended December 31, 2015 ranged from 1.33% to 5.35% per annum. The maturity dates of the loans existing as of December 31, 2015 ranged from January 4, 2016 to May 17, 2016. As of December 31, 2015 and 2014, the Company’s accounts receivables of $15,836,158 and $12,328,735, respectively, were pledged as collateral under loan arrangements. The interest expense for short-term bank loans were $730,574 and $393,154 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, corporate or personal guarantees provided for those bank loans were as follows:

$ 3,539,978	Pledged and guaranteed by Ruili Group, a related party, with its land and buildings.
$ 16,827,229	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.
$ 3,000,000	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders and Jia Rui Zhang, the daughter of Mr. Xiao Ping Zhang and Ms. Shu Ping Chi.

NOTE 13 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Accrued payroll	$4,049,357	$2,859,430
Accrued warranty expenses	5,838,343	5,657,106
Other accrued expenses	3,982,887	5,044,627
Total accrued expenses	$13,870,587	$13,561,163

NOTE 14 –CAPITAL LEASE OBLIGATIONS

	December 31, 2015		December 31, 2014
Total capital lease obligations		$3,519,949	$7,470,875
Less: current portion		(3,519,949)	(3,735,438)
Non-current portion	$	―	$3,735,437

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

NOTE 15 – RESERVE

The reserve funds were comprised of the following:

	December 31, 2015	December 31, 2014
Statutory surplus reserve fund	$13,207,972	$12,019,532
Total	$13,207,972	$12,019,532

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

Net income as reported in the U.S. GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If Ruian has foreign currency available after meeting its operational needs, Ruian may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank. The reserve fund consists of retained earnings which have been allocated to the statutory reserve fund.

NOTE 16 - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provided for a reduced tax rate of 15% for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of “High-Tech Enterprise” designation by the government, according to relevant PRC income tax laws. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2012 through 2014. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the years ended on December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in the HK company	-16.50%	-16.50%
China statutory income tax rate	25.00%	25.00%
Effect of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-3.33%	-1.81%
Effects of expenses not deductible for tax purposes	1.26%	1.47%
Other items	-0.64%	1.26%
Effective tax rate	12.29%	15.92%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit or burden recorded for the entity located in U.S. The tax authority may examine the tax returns of the Company three years after the year ended. In the years of 2015 and 2014, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2015 and 2014, respectively, are summarized as follows:

	December 31, 2015	December 31, 2014

Current	$3,179,989	$3,304,552
Deferred	(1,145,213)	(431,640)

Total	$2,034,776	$2,872,912

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company‘s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2015 and 2014.

NOTE 17 –NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. The non-controlling interest in SIH was fully removed. The results of SIH disposed of are included in the consolidated statements of income up to the effective date of disposal. Net income attributable to non-controlling interest in subsidiaries amounted to $1,216,581 and $1,366,456 for the years ended December 31, 2015 and 2014, respectively.

	2015	2014
10% non-controlling interest in Ruian	$1,320,489	$1,566,774
40% non-controlling interest in SIH	(103,908)	(200,318)

Total	$1,216,581	$1,366,456

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

The lease expenses were $1,623,405 and $1,650,640 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, future minimum rental payments are as follows:

	2016	2017	2018	2019	2020	Thereafter

Operating Lease Commitments	$1,576,580	$1,576,580	$323,395	$323,395	$323,395	$646,791

NOTE 19 – WARRANTY CLAIMS

Warranty claims were $2,047,684 and $2,374,861 for the years ended December 31, 2015 and 2014, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the year ended December 31, 2015 is as follows:

Beginning balance at January 1, 2014	$5,657,106
Aggregate increase for new warranties issued during current period	2,047,684
Aggregate reduction for payments made	(1,866,447)
Ending balance at December 31, 2015	$5,838,343

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

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

All of the Company’s long-lived assets are located in the PRC. Before the disposal of SIH, the Company also had long-lived assets located in Hong Kong. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	For Years Ended December 31,
	2015	2014
NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$178,672,655	$193,984,778
Passenger vehicles brake systems	39,984,231	43,670,087

Net sales	$218,656,886	$237,654,865
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$48,652,822	$54,575,006
Passenger vehicles brake systems	10,757,596	12,285,991
Gross profit	$59,410,418	$66,860,997
Selling and distribution expenses	22,681,469	23,676,176
General and administrative expenses	14,100,715	18,011,110
Impairment on long-lived assets	561,847	-
Research and development expenses	7,358,563	7,601,342

Other operating income	3,204,286	2,270,147
Loss on disposal of subsidiary	(3,170,821)	-
Income from operations	14,741,289	19,842,516
Interest income	1,102,447	343,889
Government grants	768,607	301,572
Other income	2,217,204	304,540
Interest expenses	(1,269,091)	(1,119,250)
Other expenses	(1,000,613)	(1,632,869)
Income before income tax expense	$16,559,843	$18,040,398
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$2,511,143	$3,267,571
Passenger vehicles brake systems	551,226	735,599

Total	$3,062,369	$4,003,170
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$6,054,254	$6,029,569
Passenger vehicles brake systems	1,355,187	1,357,384

Total	$7,409,441	$7,386,953

	December 31, 2015	December 31, 2014
TOTAL ASSETS
Commercial vehicles brake systems	$261,924,719	$234,186,022
Passenger vehicles brake systems	58,629,337	52,720,240

Total	$320,554,056	$286,906,262

	December 31, 2015	December 31, 2014
LONG LIVED ASSETS
Commercial vehicles brake systems	$42,961,388	$48,956,149
Passenger vehicles brake systems	9,616,495	11,021,067
Total	$52,577,883	$59,977,216

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(1) According to the laws of China, the Chinese government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and all buildings on the land from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiation regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Even if it is unable to resolve the tax issues and obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company. Also see Note 8.

(2) The information of lease commitments is provided in Note 14 and Note 18.

(3) The information of guarantees and assets pledged is provided in Note 4.

ADDITIONAL INFORMATION–FINANCIAL STATEMENT SCHEDULE I

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

Financial Information of Parent Company

BALANCE SHEETS

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$80,910	$81,036
Other current assets	6,161	6,161
Total Current Assets	87,071	87,197

Investments in subsidiaries	187,423,606	175,539,210

TOTAL ASSETS	$187,510,677	$175,626,407

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,921,411	2,921,488
Total Current Liabilities	2,921,411	2,921,488
Total Liabilities	2,921,411	2,921,488
Stockholders' Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2015 and 2014
	38,609	38,609
Additional paid-in capital	42,199,014	42,199,014
Retained earnings	142,351,643	130,467,296
Total Stockholders' Equity	184,589,266	172,704,919

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$187,510,677	$175,626,407

Financial Information of Parent Company

STATEMENTS OF INCOME

For The Years Ended December 31, 2015 and 2014

	For Years Ended December 31,
	2015	2014

Investment income	$11,884,396	$14,100,968
Gain from disposal of subsidiary	77	-
Financial expenses	126	-
Net income attributable to stockholders	$11,884,347	$14,100,968

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$0.62	$0.73

EPS - Diluted	$0.62	$0.73

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2015 and 2014

	For Years Ended December 31,
	2015	2014

Cash flow from operating activities:
Net income	$11,884,347	$14,100,968
Adjustments to reconcile net income to net cash used in operating activities :
Investment in subsidiaries	(11,884,396)	(14,100,968)
Other current liabilities	(77)	-
Net cash used in operating activities	(126)	-
Net change in cash and cash equivalents	(126)	-
Cash and cash equivalents, beginning of the year	81,036	81,036
Cash and cash equivalents, end of the year	$80,910	$81,036

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2015 and 2014

			Additional
	Number	Common	Paid-in	Retained	Stockholders'
	of Share	Stock	Capital	Earnings	Equity
Balance – December 31, 2013	19,304,921	$38,609	$42,199,014	$116,366,328	$158,603,951

Net Income	-	-	-	14,100,968	14,100,968

Balance - December 31, 2014	19,304,921	38,609	42,199,014	130,467,296	172,704,919

Net Income				11,884,347	11,884,347

Balance - December 31, 2015	19,304,921	$38,609	$42,199,014	$142,351,643	$184,589,266

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of December 31, 2015, were effective, in all material respects, for the purpose stated above.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Under the supervision, and with the participation of our management, including CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015. Based on our evaluation under the framework in the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

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

(b)	Exhibits:

See Item 15(a) (3) above.

(c)	Financial Statement Schedules:

See Item 15(a) (2) above.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement—Xiao Ping Zhang (5)

10.4	Employment Agreement—Xiao Feng Zhang (5)

10.5	Employment Agreement—Zong Yun Zhou (5)

10.6	Employment Agreement—Jin Rui Yu (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Current Report on Form 8-K, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2012.

(7)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2016.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman	March 30, 2016
Xiao Ping Zhang	(Principal Executive Officer)

/s/ Zong Yun Zhou	Chief Financial Officer (Principal	March 30, 2016
Zong Yun Zhou	Financial Officer and Principal Accounting Officer)

/s/ Jin Rui Yu	Chief Operating Officer	March 30, 2016
Jin Rui Yu

/s/ Xiao Feng Zhang	Director	March 30, 2016
Xiao Feng Zhang

/s/ Li Min Zhang	Director	March 30, 2016
Li Min Zhang

/s/ Zhi Zhong Wang	Director	March 30, 2016
Zhi Zhong Wang

/s/ Yi Guang Huo	Director	March 30, 2016
Yi Guang Huo

/s/ Jiang Hua Feng	Director	March 30, 2016
Jiang Hua Feng

/s/ Shu Ping Chi	Director	March 30, 2016
Shu Ping Chi

