Form 10-Q
period 2016-03-31
SORL Auto Parts Inc
filed 2016-05-16
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

As of May 16, 2016 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2016

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31, 2016		December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	6,103,766	US$	30,230,828
Accounts receivable, net		71,711,260		71,823,328
Bank acceptance notes from customers		28,096,561		22,870,791
Short term investments		58,527,775		61,007,709
Inventories		68,154,818		73,661,860
Prepayments, including $1,754,420 and $0 prepayments to related parties at March 31, 2016 and December 31, 2015, respectively		8,233,271		3,350,607
Due from related party		18,247,384		-
Prepaid capital lease interest		54,189		93,458
Restricted cash		1,067,461		785,999
Other current assets, net		1,463,295		1,241,864
Deferred tax assets		3,506,814		2,909,729
Total Current Assets		265,166,594		267,976,173

Property, plant and equipment, net		37,053,716		37,561,905
Land use rights, net		13,208,647		13,232,149
Intangible assets, net		21,050		23,854
Security deposits on lease agreement		1,768,800		1,759,975
Total Non-Current Assets		52,052,213		52,577,883
Total Assets	US$	317,218,807	US$	320,554,056

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $496,146 and $1,133,537 due to related parties at March 31, 2016 and December 31, 2015, respectively	US$	37,640,498	US$	35,292,277
Deposit received from customers		21,304,652		20,012,087
Short term bank loans		17,447,655		23,367,207
Accrued expenses		11,964,864		13,870,587
Capital lease obligations		2,653,200		3,519,949
Other current liabilities, including $97,404 and $0 due to related parties at March 31, 2016 and December 31, 2015, respectively		2,198,308		2,067,449
Total Current Liabilities		93,209,177		98,129,556
Total Liabilities		93,209,177		98,129,556

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of March 31, 2016 and December 31, 2015		38,609		38,609
Additional paid-in capital		42,199,014		42,199,014
Reserves		13,260,606		13,207,972
Accumulated other comprehensive income		16,658,615		15,662,639
Retained earnings		129,433,106		129,055,099
Total SORL Auto Parts, Inc. Stockholders' Equity		201,589,950		200,163,333
Noncontrolling Interest In Subsidiaries		22,419,680		22,261,167
Total Equity		224,009,630		222,424,500
Total Liabilities and Equity	US$	317,218,807	US$	320,554,056

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016		2015

Net Sales	US$	53,836,728	US$	52,197,966
Include: sales to related parties		2,580,846		1,011,924
Cost of sales		39,397,649		38,466,892
Gross profit		14,439,079		13,731,074

Expenses:
Selling and distribution expenses		5,562,432		5,350,998
General and administrative expenses		6,929,858		2,719,372
Research and development expenses		1,743,687		1,712,621
Total operating expenses		14,235,977		9,782,991

Other operating income		914,205		585,717

Income from operations		1,117,307		4,533,800

Interest income		88,102		110,955
Government grants		4,757		25,980
Other income		45,589		67,411
Interest expenses		(174,460)		(166,656)
Other expenses		(637,629)		(370,688)

Income before income taxes provision / benefit		443,666		4,200,802

Income taxes provision (benefit)		(34,824)		998,278

Net income	US$	478,490	US$	3,202,524

Net income attributable to noncontrolling interest In subsidiaries		47,849		152,243

Net income attributable to common stockholders	US$	430,641	US$	3,050,281

Comprehensive income:

Net income	US$	478,490	US$	3,202,524
Foreign currency translation adjustments		1,106,640		(813,243)
Comprehensive income		1,585,130		2,389,281
Comprehensive income attributable to noncontrolling interest in subsidiaries		158,513		88,568
Comprehensive income attributable to common shareholders	US$	1,426,617	US$	2,300,713

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.02	US$	0.16

EPS - diluted	US$	0.02	US$	0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016		2015

Cash Flows From Operating Activities
Net Income	US$	478,490	US$	3,202,524
Adjustments to reconcile net income to net cash used in operating activities:

Allowance for doubtful accounts		3,676,683		(338,319)
Depreciation and amortization		1,733,874		1,937,064
Deferred income tax		(596,802)		(162,875)
Changes in assets and liabilities:
Accounts receivable		(3,192,855)		(4,556,747)
Bank acceptance notes from customers		(5,236,626)		720,695
Other currents assets		(216,932)		(557,779)
Inventories		6,020,763		3,937,590
Prepayments		(4,828,231)		(492,545)
Prepaid capital lease interest		40,714		87,570
Accounts payable and bank acceptance notes to vendors		2,389,292		(4,765,769)
Income tax payable		-		394,992
Deposits received from customers		1,221,498		1,716,287
Other current liabilities and accrued expenses		(1,900,667)		(1,608,205)
Net Cash Flows Used In Operating Activities		(410,799)		(485,517)

Cash Flows From Investing Activities
Change in short term investments		2,854,289		(10,157,715)
Acquisition of property and equipment		(1,247,024)		(859,313)
Change in restricted cash		(284,338)		-
Advance to related party		(18,695,590)		-
Net Cash Flows Used In Investing Activities		(17,372,663)		(11,017,028)

Cash Flows From Financing Activities
Proceeds from bank loans		13,795,728		8,643,266
Repayment of bank loans		(20,050,944)		(5,470,663)
Repayment of capital lease		(906,123)		(932,092)
Net Cash Flows Provided By (Used In) Financing Activities		(7,161,339)		2,240,511

Effects on changes in foreign exchange rate		817,739		(20,110)

Net change in cash and cash equivalents		(24,127,062)		(9,282,144)

Cash and cash equivalents- beginning of the period		30,230,828		14,009,597

Cash and cash equivalents - end of the period	US$	6,103,766	US$	4,727,453

Supplemental Cash Flow Disclosures:
Interest paid	US$	275,913	US$	191,154
Income taxes paid	US$	677,301	US$	766,161

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Three Months Ended March 31, 2016 (Unaudited)

						Accumulated	Total SORL Auto
	Number		Additional			Other	Parts, Inc.
	of	Common	Paid-in		Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Beginning Balance – December 31, 2015	19,304,921	$38,609	$42,199,014	$13,207,972	$129,055,099	$15,662,639	$200,163,333	$22,261,167	$222,424,500

Net income	-	-	-	-	430,641	-	430,641	47,849	478,490

Foreign currency translation adjustment	-	-	-	-	-	995,976	995,976	110,664	1,106,640

Transfer to reserve	-	-	-	52,634	(52,634)	-	-	-	-

Ending Balance - March 31, 2016	19,304,921	$38,609	$42,199,014	$13,260,606	$129,433,106	$16,658,615	$201,589,950	$22,419,680	$224,009,630

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”), a Delaware corporation incorporated on March 24, 1982, is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture” or “Ruian”). The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2000 different specifications.

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-Foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement between the Ruili Group Co., Ltd. (the “Ruili Group”), a related party under common control, and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was incorporated in China in 1987 and specializes in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture.

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and an unaffiliated Taiwanese investor. The joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. SORL held a 60% interest in the joint venture, MGR held a 30% interest, and the Taiwanese investor held a 10% interest. SIH was primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor for US$77 (HK$600). The loss on disposal of SIH was $3,170,821.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(1)	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2015 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other reports filed with the SEC.

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

d.	SHORT TERM INVESTMENTS

The Company’s short term investments include term deposits with an original maturity from three months to one year with financial institutions. Term deposits in the amount of $21,667,802 (RMB 140,000,000) were pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from March 24, 2015 to March 24, 2016. The pledge term ends two years after the main borrowing contract expires. Term deposit in the amount of $6,190,800 (RMB 40,000,000) was pledged as security interest for the bank acceptance notes payable issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016.

e.	RESTRICTED CASH

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

f.	RELATED PARTY TRANSACTIONS

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

g.	NOTES RECEIVABLE

Notes receivable generally due within six months are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest. As of March 31, 2016 and December 31, 2015, notes receivables in the amount of $21,487,155 and $13,647,583, respectively, were pledged to endorsing banks to issue bank acceptance notes. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes and such discount fees are included in interest expenses.

h.	REVENUE RECOGNITION

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

i.	COST OF SALES

Cost of sales consists primarily of materials costs, applicable local government levies, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

j.	FOREIGN CURRENCY TRANSLATION

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

k.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-08, “ Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from three other related parties, Guangzhou Kormee Automotive Electronic Control Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee and Ruian Kormee. In addition, during the three months ended March 31, 2016, the Company advanced $18,247,384 to Ruili Group for working capital purpose. The Company collects dormitory utility fees from employees and pays to Ruili Group periodically which is recorded as other payables. As of March 31, 2016, the payable balance was $97,404.

The following related party transactions occurred for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$392,924	$286,415
Ruian Kormee Vehicle Brake Co., Ltd.	130,513	74,603
Ruili Group Co., Ltd.	865,798	810,864
Shanghai Dachao Electric Technology Co., Ltd.	33,744	-
Total Purchases	$1,422,979	$1,171,882

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$617,846	$94,896
Ruian Kormee Vehicle Brake Co., Ltd.	573	17,315
Ruili Group Co., Ltd.	2,580,846	1,011,924
Total Sales	$3,199,265	$1,124,135

During the three months ended March 31, 2016 and 2015, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	March 31,	December 31,
	2016	2015
PREPAYMENTS TO RELATED PARTIES
Ruili Group Co., Ltd.	$1,451,651	$—
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	302,769	—
Total	$1,754,420	$—

DUE FROM RELATED PARTIES
Ruili Group Co., Ltd.	$18,247,384	$—
Total	$18,247,384	$—

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruian Kormee Vehicle Brake Co., Ltd.	$488,735	$340,175
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	—	75,968
Ruili Group Co., Ltd.	—	697,643
Shanghai Dachao Electric Technology Co., Ltd.	7,411	19,751
Total	$496,146	$1,133,537

OTHER PAYABLES TO RELATED PARTIES
Ruili Group Co., Ltd.	$97,404	$—
Total	$97,404	$—

The Company entered into several lease agreements with related parties, see Note M for more details.

In addition, the Company provided a guarantee for credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 168,000,000 (approximately $25,871,627) for the period from March 24, 2015 to March 24, 2016. The pledge term ends two years after the main borrowing contract expires. As of March 31, 2016, the term deposits were still under pledge. As of March 31, 2016, the Company pledged a 6-month fixed term deposit of RMB 54,000,000 (approximately $8,315,880) with a maturity date of May 19, 2016, and a 6-month fixed term deposit of RMB 86,000,000 (approximately $13,243,809) with a maturity date of May 18, 2016. The balance of these fixed term deposits was included in short term investments.

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

The Company pledged its term deposit of RMB 40,000,000 (approximately $6,159,911) for the bank acceptance notes issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016.

The Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately $17,182,404) for the period from August 22, 2014 to August 21, 2015. The pledge term ends two years after the main borrowing contract expires.

NOTE E - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts receivable	$87,435,754	$83,898,730
Less: allowance for doubtful accounts	(15,724,494)	(12,075,402)
Accounts receivable, net	$71,711,260	$71,823,328

No customer individually accounted for more than 10% of our revenues or accounts receivable for the quarters ended March 31, 2016 and 2015. The changes in the allowance for doubtful accounts at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
	2016	2015
Beginning balance	$12,075,402	$6,475,587
Add: Increase to allowance	3,649,092	5,599,815
Less: Accounts written off	—	—
Ending balance	$15,724,494	$12,075,402

NOTE F - INVENTORIES

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31,	December 31,
	2016	2015
Raw Materials	$9,075,542	$13,038,945
Work in process	26,068,514	28,786,709
Finished Goods	33,010,762	31,836,206
Less: Write-down of inventories	—	—
Total Inventory	$68,154,818	$73,661,860

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Machinery	$53,262,624	$50,680,639
Molds	1,350,468	1,343,730
Office equipment	2,099,591	2,077,411
Vehicles	2,089,777	1,983,028
Buildings	7,795,815	7,756,917
Machinery held under capital lease	27,624,655	29,012,601
Leasehold improvements	492,335	489,878
Sub-Total	94,715,265	93,344,204

Less: Accumulated depreciation	(57,661,549)	(55,782,299)

Property, plant and equipment, net	$37,053,716	$37,561,905

Depreciation expense charged to operations was $1,638,817 and $1,839,283 for the three months ended March 31, 2016 and 2015, respectively.

NOTE H - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31,		December 31,
	2016		2015
Deferred tax assets - current
Allowance for doubtful accounts		$2,407,989	$1,860,379
Revenue (net of cost)		62,060	45,815
Unpaid accrued expenses		145,979	180,174
Warranty		890,786	875,751
Deferred tax assets		3,506,814	2,962,119
Valuation allowance			―
Net deferred tax assets - current		$3,506,814	$2,962,119

Deferred tax liabilities - current
Others	$	―	$52,390
Deferred tax liabilities - current	$	―	$52,390

Net deferred tax assets - current		$3,506,814	$2,909,729

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

NOTE I - SHORT-TERM BANK LOANS

Bank loans represented the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Secured	$17,447,655	$23,367,207

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the three months ended March 31, 2016 ranged from 1.33% to 5.35% per annum. The maturity dates of the loans existing as of March 31, 2016 ranged from April 12, 2016 to January 21, 2017. As of March 31, 2016 and December 31, 2015, the Company's accounts receivables of $7,681,558 and $15,836,158, respectively, were pledged as collateral under loan arrangements. The interest expense for short-term bank loans were $75,698 and $27,291 for three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, corporate or personal guarantees provided for those bank loans were as follows:

$1,547,700	Pledged and guaranteed by Ruili Group, a related party, with its land and buildings.
$12,884,911	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.
$3,015,044	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders and Jia Rui Zhang, the daughter of Mr. Xiao Ping Zhang and Ms. Shu Ping Chi.

NOTE J – CAPITAL LEASE OBLIGATIONS

	March 31,	December 31,
	2016	2015
Total capital lease obligations	$2,653,200	$3,519,949
Less: current portion	(2,653,200)	(3,519,949)
Non-current portion	$-	$-

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The lease inception date of the new lease agreement is January 4, 2013 and the termination date is January 4, 2017. The duration of the new agreement is 48 months with an interest rate of 6.4% per annum and is secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company is RMB91,428,571 (approximately $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately $1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method.

NOTE K - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The current income tax rate used by the Company for the three months ended March 31, 2016 is 15%.

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
US statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK statutory income tax rate	-	16.50%
Valuation allowance recognized with respect to the loss in the HK company	-	-16.50%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-
Effects of additional deduction allowed for R&D expenses	-29.48%	-5.10%
Expenses not deductible for tax purpose	6.63%	3.86%
Effective tax rate	-7.85%	23.76%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2015. In the three months ended March 31, 2016 and 2015, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions (benefit) for income taxes for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Current	$561,978	$1,161,153
Deferred	(596,802)	(162,875)
Total	$(34,824)	$998,278

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company‘s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2016 and December 31, 2015.

NOTE L – NON-CONTROLLING INTEREST IN SUBSIDIAIRES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian, and a 40% non-controlling interest, owned by the Company’s Joint Venture Partners, in SIH. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. The non-controlling interest in SIH was fully removed. The results of SIH disposed of are included in the consolidated statements of income up to the effective date of disposal. Net income attributable to non-controlling interests in subsidiaries amounted to $47,849 and $152,243 for the three months ended March 31, 2016 and 2015, respectively.

	March 31, 2016	March 31, 2015
10% non-controlling interest in Ruian	$47,849	$350,927
40% non-controlling interest in SIH	—	(198,684)

Total	$47,849	$152,243

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

In May 2009, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group Co., Ltd., under which Ruian leased 89,229 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately $1,293,070). The lease will be terminated upon the completion of the purchase of the leased properties incurred in the period subsequent to March 31, 2016. See Note Q for details.

The lease expenses were $422,611 and $417,483 for the three months ended March 31, 2016 and 2015, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were $495,385 and $485,334 for the three months ended March 31, 2016 and 2015, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2016 was as follows:

Beginning balance at January 1, 2016	$5,838,343
Aggregate increase for new warranties issued during current period	495,385
Aggregate reduction for payments made	(446,510)
Ending balance at March 31, 2016	$5,887,218

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

	Three Months Ended March 31,
	2016	2015

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$44,080,072	$43,253,546
Passenger vehicles brake systems	9,756,656	8,944,420

Net sales	$53,836,728	$52,197,966
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$11,960,732	$11,378,176
Passenger vehicles brake systems	2,478,347	2,352,898
Gross profit	$14,439,079	$13,731,074
Selling and distribution expenses	5,562,432	5,350,998
General and administrative expenses	6,929,858	2,719,372
Research and development expenses	1,743,687	1,712,621

Other operating income	914,205	585,717

Income from operations	1,117,307	4,533,800

Interest income	88,102	110,955
Government grants	4,757	25,980
Other income	45,589	67,411
Interest expenses	(174,460)	(166,656)
Other expenses	(637,629)	(370,688)
Income before income tax expense	$443,666	$4,200,802

CAPITAL EXPENDITURE
Commercial vehicles brake systems	$1,021,063	$712,065
Passenger vehicles brake systems	225,961	147,248

Total	$1,247,024	$859,313

DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$1,419,696	$1,605,137
Passenger vehicles brake systems	314,178	331,927

Total	$1,733,874	$1,937,064

	March 31, 2016	December 31, 2015

TOTAL ASSETS
Commercial vehicles brake systems	$259,738,759	$261,924,719
Passenger vehicles brake systems	57,480,048	58,629,337

Total	$317,218,807	$320,554,056

	March 31, 2016	December 31, 2015

LONG LIVED ASSETS
Commercial vehicles brake systems	$42,620,352	$42,961,388
Passenger vehicles brake systems	9,431,861	9,616,495

Total	$52,052,213	$52,577,883

NOTE P – CONTINGENCIES

(1)	According to the laws of China, the Chinese government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights and all buildings on the land located at No. 1169 Yumeng Road, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Dongshan Facility”) from Ruili Group for approximately $20 million on September 28, 2007. The Company has not yet obtained the land use right certificate nor the property ownership certificate of the building. There is no new development of negotiation regarding taxes related to the land use rights. Although the Company plans to conclude negotiations with the local government and to obtain the land use right certificate as soon as practicable, the Company is unable to predict when the negotiations will be resolved or concluded. There is no assurance that the Company can obtain the land use right certificate. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful. Even if it is unable to resolve the tax issues and obtain the land use right certificate for the land and related building, there will be no potential adverse implication on the Company. Also see Note Q.

(2)	The information of lease commitments is provided in Note J and Note M.

(3)	The information of guarantees and assets pledged is provided in Note D.

Note Q – SUBSEQUENT EVENTS

On May 5, 2016, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group through Ruian, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company will transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility that Ruian currently owns, plus RMB501,000,000 (approximately $77,540,000) in cash. The total floor areas of the Dongshan Facility and the Development Zone Facility are 58,714 square meters and 157,619 square meters, respectively.

The cash consideration in the amount of RMB481,000,000 (approximately $74,444,000) will be paid to the Ruili Group before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,096,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

The Company is currently leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, which lease will expire on December 31, 2017. This lease will be terminated upon the completion of the purchase.

The transaction was approved by a committee of independent directors of the Company based on the valuation reports of a third party real estate appraisal firm.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; and our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2015.

See Note K to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

The following statements are about results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Sales

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	(U.S. dollars in millions)
Commercial vehicle brake systems	$44.0	82%	$43.3	83%
Passenger vehicle brake systems	$9.8	18%	$8.9	17%

Total	$53.8	100%	$52.2	100%

The sales were $53,836,728 and $52,197,966 for the three months ended March 31, 2016 and 2015, respectively, an increase of $1.6 million or 3.1%. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM and aftermarket market.

The sales from commercial vehicle brake systems increased by $0.7 million or 1.6%, to $44.0 million for the first fiscal quarter of 2016, compared to $43.3 million for the same period of 2015. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems increased by $0.9 million or 10.1%, to $9.8 million for the first fiscal quarter of 2016, compared to $8.9 million for the same period of 2015. The increase was mainly due to the increase of passenger vehicle market in the first fiscal quarter of 2016.

A breakdown of net sales revenue for these markets for the first fiscal quarter of the 2016 and 2015, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	March 31, 2016	Total Sales	March 31, 2015	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$28.1	52.3%	$25.9	49.7%	8.9%
China aftermarket	$13.2	24.5%	$12.4	23.7%	6.5%
International market	$12.5	23.2%	$13.9	26.6%	-10.1%
Total	$53.8	100.0%	$52.2	100.0%	3.3%

Considering the increase of the production and sales of the trucks for the first fiscal quarter of 2016 in the automobile industry, our sales to the Chinese OEM Market increased by 8.9% from the first fiscal quarter of 2015, to $28.1 million for the first fiscal quarter of 2016.

Our sales to the China aftermarket increased by $0.8 million or 6.5%, to $13.2 million for the first fiscal quarter of 2016, compared to $12.4 million for the same period of 2015. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Sales of our new model products, applicable to both the Chinese OEM Market and Chinese Aftermarket, also increased during the three months ended March 31, 2016. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales decreased by $1.4 million or 10.1%, to $12.5 million for the first fiscal quarter of 2016, as compared to $13.9 million for the same period of 2015. The decrease in export sales was mainly due to the truck production decline and currency depreciation in some countries.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2016 were $39,397,649 an increase of $0.9 million or 2.4% from $38,466,892 for the same period last year. Our gross profit increased by 5.2% from $13,731,074 for the first fiscal quarter of 2015 to $14,439,079 for the first fiscal quarter of 2016.

Gross margin increased to 26.8% from 26.3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was mainly due to increased sales of higher margin products in the first fiscal quarter of 2016. We intend to focus in 2016 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2016 were $32.1 million, an increase of $0.2 million or 2.1% from $31.9 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 5.1% from $11.4 million for the first fiscal quarter of 2015 to $12.0 million for the first fiscal quarter of 2016. Gross margin from commercial vehicle brake systems increased to 27.1% from 26.3% for the three months ended March 31, 2016 compared with 2015. The increase was mainly due to increased sales of higher margin products in the first fiscal quarter of 2016.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2016 were $7.3 million, an increase of $0.7 million or 29.2% from $6.6 million for the same period last year. The gross profit from passenger vehicle brake systems increased by 5.3% from $2.4 million for the first fiscal quarter of 2015 to $2.5 million for the first fiscal quarter of 2016. Gross margin from passenger vehicle brake systems decreased to 25.4% from 26.3% for the three months ended March 31, 2016 compared with 2015. To strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the three months ended March 31, 2016. The increased labor cost also decreased our gross margin for the three months ended March 31, 2016.

Selling and Distribution Expenses

Selling and distribution expenses were $5,562,432 for the three months ended March 31, 2016, as compared to $5,350,998 for the same period of 2015, an increase of $0.2 million or 4.0%.

The increase was mainly due to increased freight expense and packaging expense. As the percentage of sales revenue, selling expenses percentage was 10.3% for the three months ended March 31, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses were $6,929,858 for the three months ended March 31, 2016, as compared to $2,719,372 for the same period of 2015, an increase of $4.2 million or 154.8%. The increase was mainly due to the increase in allowance for doubtful accounts during this quarter. As a percentage of sales revenue, general and administrative expenses increased to 12.9% for the three months ended March 31, 2016, as compared to 5.2% for the same period of 2015.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2016, research and development expenses were $1,743,687, as compared to $1,712,621 for the same period of 2015, an increase of $31,066.

Other Operating Income

Other operating income was $914,205 for the three months ended March 31, 2016, as compared to $585,717 for the three months ended March 31, 2015, an increase of $328,488. The increase was mainly due to an increase in sales of raw material scraps for the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1,733,874 for the three months ended March 31, 2016, as compared to that of $1,937,064 for the same period of 2015, a decrease of $203,191. The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated for the three months ended March 31, 2016.

Interest Income

Interest income for the three months ended March 31, 2016 decreased by $22,853 to $88,102 from $110,955 for the same period of 2015, mainly due to increased short term investments during the periods.

Interest Expenses

The interest expenses for the three months ended March 31, 2016 increased by $7,804 to $174,460 from $166,656 for the same period of 2015, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.The current income tax rate used by the Company for the three month ended March 31, 2016 is 15%.

Income tax benefit of $34,824 and income tax expense of $998,278 was recorded for the fiscal quarter ended March 31, 2016 and 2015, respectively. The decrease was mainly due to decreased income tax rate and pre-tax income.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $47,849 and $152,243 for the first fiscal quarter ended March 31, 2016 and 2015, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended March 31, 2016 decreased by $2.6 million, to $430,641 from $3,050,281 for the fiscal quarter ended March 31, 2015 due to the increase in our general and administrative expenses. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended March 31, 2016 and 2015, were $0.02 and $0.16, respectively.

Liquidity and Capital Resources

CASH FLOWS

As of March 31, 2016, the Company had cash and cash equivalents of $6,103,766, as compared to cash and cash equivalents of $4,727,453 as of March 31, 2015. The Company had working capital of $171,957,417 at March 31, 2016, as compared to working capital of $165,955,674 at March 31, 2015, reflecting current ratios of 2.84:1 and 3.69:1, respectively.

OPERATING - Net cash used in operating activities was $410,799 for the three months ended March 31, 2016 compared with $485,517 of net cash used in operating activities in the same period of 2015, a decrease of $0.07 million, primarily due to the increased cash inflow resulted by changes in inventories and accounts payable and bank acceptance notes to vendors.

INVESTING - During the three months ended March 31, 2016, the Company expended net cash of $17,372,663 in investing activities, mainly for acquisition of new equipment to support the growth of the business and advance to related party. For the three months ended March 31, 2015, the Company expended net cash of $11,017,028 in investing activities.

FINANCING - During the three months ended March 31, 2016, the cash used in financing activities was $7,161,339. The cash provided by financing activities was $2,240,511 for the three months ended March 31, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007 the Company purchased the land use rights of the Dongshan Facility from the Ruili Group, a related party. The Company also purchased a building on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million.

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

5.        The Company has reserved tax payables in the amount of RMB 4,560,000 (approximately US$745,220) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considers as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

The Dongshan Facility will be transferred back to the Ruili Group upon the completion of the purchase of the Development Zone Facility incurred in the period subsequent to March 31, 2016. See Note Q for details.

CONTRACTUAL OBLIGATIONS

As of March 31, 2016, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2016 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of March 31, 2016, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 16, 2016	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

