Form 10-Q
period 2016-06-30
SORL Auto Parts Inc
filed 2016-08-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

As of August 15, 2016 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016		December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	8,308,325	US$	30,230,828
Accounts receivable, net		84,075,376		71,823,328
Bank acceptance notes from customers		36,376,536		22,870,791
Short term investments		3,317,650		61,007,709
Inventories		58,392,945		73,661,860
Prepayments, including $3,145,102 and $0 prepayments to related parties on June 30, 2016 and December 31, 2015, respectively		10,821,997		3,350,607
Prepaid capital lease interest		24,640		93,458
Restricted cash		386,635		785,999
Other current assets, net		634,210		1,241,864
Deferred tax assets		3,766,028		2,909,729
Total Current Assets		206,104,342		267,976,173

Property, plant and equipment, net		49,381,899		37,561,905
Land use rights, net		8,820,947		13,232,149
Intangible assets, net		17,662		23,854
Security deposits on lease agreement		1,723,454		1,759,975
Total Non-Current Assets		59,943,962		52,577,883
Total Assets	US$	266,048,304	US$	320,554,056

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $3,752,449 and $1,133,537 due to related parties on June 30, 2016 and December 31, 2015, respectively	US$	39,135,906	US$	35,292,277
Deposit received from customers		23,286,670		20,012,087
Short term bank loans		25,309,875		23,367,207
Income tax payable		1,447,903		-
Accrued expenses		16,167,810		13,870,587
Capital lease obligations		1,723,454		3,519,949
Other current liabilities, including $177,603 and $0 payables to related party on June 30, 2016 and December 31, 2015, respectively		2,301,759		2,067,449
Total Current Liabilities		109,373,377		98,129,556
Total Liabilities		109,373,377		98,129,556

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of June 30, 2016 and December 31, 2015		38,609		38,609
Additional paid-in capital		(28,582,654)		42,199,014
Reserves		14,145,350		13,207,972
Accumulated other comprehensive income		12,522,065		15,662,639
Retained earnings		135,787,181		129,055,099
Total SORL Auto Parts, Inc. Stockholders' Equity		133,910,551		200,163,333
Noncontrolling Interest In Subsidiaries		22,764,376		22,261,167
Total Equity		156,674,927		222,424,500
Total Liabilities and Equity	US$	266,048,304	US$	320,554,056

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Net sales	US$	73,535,732	US$	59,274,878	US$	127,372,460	US$	111,472,844
Include: sales to related parties		3,968,105		1,057,724		6,548,951		2,069,648
Cost of sales		52,941,316		42,746,432		92,338,965		81,213,324
Gross profit		20,594,416		16,528,446		35,033,495		30,259,520

Expenses:
Selling and distribution expenses		7,125,085		5,086,089		12,687,517		10,437,087
General and administrative expenses		4,909,129		7,430,223		11,838,987		10,149,595
Research and development expenses		2,379,962		1,857,470		4,123,649		3,570,091
Total operating expenses		14,414,176		14,373,782		28,650,153		24,156,773

Other operating income		1,484,939		483,091		2,399,144		1,068,808

Income from operations		7,665,179		2,637,755		8,782,486		7,171,555

Interest income		925,586		409,836		1,013,688		520,791
Government grants		140,255		25,980		145,012		25,980
Other income		845,165		594,567		890,754		687,958
Interest expenses		(126,113)		(242,544)		(300,573)		(409,200)
Other expenses		(129,663)		(160,420)		(767,292)		(531,108)

Income before income taxes		9,320,409		3,265,174		9,764,075		7,465,976

Income taxes provision		1,277,277		794,144		1,242,453		1,792,422

Net income	US$	8,043,132	US$	2,471,030	US$	8,521,622	US$	5,673,554

Net income attributable to noncontrolling interest in subsidiaries		804,313		208,955		852,162		361,198

Net income attributable to common stockholders	US$	7,238,819	US$	2,262,075	US$	7,669,460	US$	5,312,356

Comprehensive income:

Net income	US$	8,043,132	US$	2,471,030	US$	8,521,622	US$	5,673,554
Foreign currency translation adjustments		(4,596,167)		994,826		(3,489,527)		181,583
Comprehensive income		3,446,965		3,465,856		5,032,095		5,855,137
Comprehensive income attributable to noncontrolling interest in subsidiaries		344,696		275,327		503,209		363,895
Comprehensive income attributable to common shareholders	US$	3,102,269	US$	3,190,529	US$	4,528,886	US$	5,491,242

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.37	US$	0.12	US$	0.40	US$	0.28

EPS - diluted	US$	0.37	US$	0.12	US$	0.40	US$	0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016		2015

Cash Flows From Operating Activities
Net Income	US$	8,521,622	US$	5,673,554
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Allowance for doubtful accounts		5,399,425		3,910,282
Depreciation and amortization		3,436,677		3,911,272
Deferred income tax		(950,451)		(1,163,808)
Gain on disposal of property and equipment		-		(48,940)
Changes in assets and liabilities:
Accounts receivable		(19,302,545)		(12,214,909)
Bank acceptance notes from customers		(14,353,761)		3,957,535
Other currents assets		566,936		261,966
Inventories		14,139,460		10,876,719
Prepayments		(7,284,955)		(678,866)
Prepaid capital lease interest		69,239		163,751
Accounts payable and bank acceptance notes to vendors		1,817,414		(4,685,074)
Income tax payable		1,466,704		596,297
Deposits received from customers		3,782,517		6,047,663
Other current liabilities and accrued expenses		535,090		(532,514)
Net Cash Flows Provided By (Used In) Operating Activities		(2,156,628)		16,074,928

Cash Flows From Investing Activities
Change in short term investments		57,261,374		(23,761,197)
Acquisition of property, equipment, plant and land use right		(7,315,047)		(1,420,785)
Change in restricted cash		377,608		-
Proceeds from disposal of property and equipment		-		48,956
Advance to related party		(18,247,384)		-
Repayment of advance to related party		18,247,384		-
Net Cash Flows Provided By (Used In) Investing Activities		50,323,935		(25,133,026)

Cash Flows From Financing Activities
Proceeds from bank loans		31,796,224		24,913,667
Repayment of bank loans		(29,597,070)		(16,309,191)
Repayment of capital lease		(1,779,040)		(1,864,595)
Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control		(70,781,668)		-
Net Cash Flows Provided By (Used In) Financing Activities		(70,361,554)		6,739,881

Effects on changes in foreign exchange rate		271,744		(67,315)

Net change in cash and cash equivalents		(21,922,503)		(2,385,532)

Cash and cash equivalents- beginning of the period		30,230,828		14,009,597

Cash and cash equivalents - end of the period	US$	8,308,325	US$	11,624,065

Supplemental Cash Flow Disclosures:
Interest paid	US$	450,677	US$	465,309
Income taxes paid	US$	1,288,659	US$	2,359,836
Non-cash Investing and Financing Transactions
Transfer of plant and land use right to entity under common control	US$	17,342,372	US$	-
Liabilities assumed in connection with the plant and land use right exchange	US$	5,351,196	US$	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Six Months Ended June 30, 2016 (Unaudited)

						Accumulated Other	Total SORL Auto
	Number of Shares	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Comprehensive Income	Parts, Inc. Stockholder's Equity	Noncontrolling Interest	Total Equity
Beginning Balance - January 1, 2016	19,304,921	$38,609	$42,199,014	$13,207,972	$129,055,099	$15,662,639	$200,163,333	$22,261,167	$222,424,500

Net income	-	-	-	-	7,669,460	-	7,669,460	852,162	8,521,622

Foreign currency translation adjustment	-	-	-	-	-	(3,140,574)	(3,140,574)	(348,953)	(3,489,527)

Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control	-	-	(70,781,668)	-	-	-	(70,781,668)	-	(70,781,668)

Transfer to reserve	-	-	-	937,378	(937,378)	-	-	-	-

Ending Balance – June 30, 2016	19,304,921	$38,609	$(28,582,654)	$14,145,350	$135,787,181	$12,522,065	$133,910,551	$22,764,376	$156,674,927

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and an unaffiliated Taiwanese investor. The joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. SORL held a 60% interest in the joint venture, MGR held a 30% interest, and the Taiwanese investor held a 10% interest. SIH was primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor. After this transaction, SIH ceased to be a distributor of SORL in the international market.

On May 5, 2016, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group through Ruian, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agreed to transfer to the Ruili Group the land use rights and factory facilities located at No. 1169 Yumeng Road, Rui'an Economic Development Zone, Rui'an City, Zhejiang Province, the People's Republic of China (collectively, the “Dongshan Facility”) that Ruian owned before the transaction, plus RMB501,000,000 (approximately $76,533,000) in cash. The total floor areas of the Dongshan Facility and the Development Zone Facility are 58,714 square meters and 157,619 square meters, respectively. Also see Note G for more details.

The cash consideration in the amount of RMB481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. Before the transaction, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, which lease was scheduled to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of a third party real estate appraisal firm.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

d. SHORT TERM INVESTMENTS

The Company's short term investments include term deposits with an original maturity from three months to one year with financial institutions. As of June 30, 2016, term deposit in the amount of $3,317,650 (RMB 22,000,000) was pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from January 13, 2016 to July 13, 2016.

Term deposits in the amount of $21,667,802 (RMB 140,000,000) were pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from March 24, 2015 to March 24, 2016. As of June 30, 2016, the term deposits matured and the pledge was released as the credit line was fully paid off by Ruili Group.

Term deposit in the amount of $6,190,800 (RMB 40,000,000) was pledged as security interest for the bank acceptance notes payable issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of June 30, 2016, the term deposit matured and the pledge was released as the bank acceptance notes payable were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

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

g. NOTES RECEIVABLE

Notes receivable generally due within one year are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest. As of June 30, 2016 and December 31, 2015, notes receivables in the amount of $25,391,040 and $13,647,583, respectively, were pledged to endorsing banks to issue bank acceptance notes. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes and such discount fees are included in interest expenses.

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

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. The amendment is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. These amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from three other related parties, Guangzhou Kormee Automotive Electronic Control Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee and Ruian Kormee. In addition, during the six months ended June 30, 2016, the Company advanced $18,247,384 to Ruili Group for working capital purpose and received full payment. The Company collects dormitory utility fees from employees and pays to Ruili Group periodically which is recorded as other payables. As of June 30, 2016, the payable balance was $177,603.

The following related party transactions are reported for the three months and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$294,970	$88,134	$687,894	$374,549
Ruian Kormee Vehicle Brake Co., Ltd.	226,591	403,456	357,104	478,059
Ruili Group Co., Ltd.	1,079,955	817,962	1,945,753	1,628,826
Shanghai Dachao Electric Technology Co., Ltd.	—	—	33,744	—

Total Purchases	$1,601,516	$1,309,552	$3,024,495	$2,481,434

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	1,026,611	167,874	1,644,457	262,770
Ruian Kormee Vehicle Brake Co., Ltd.	—	10,435	573	27,750
Ruili Group Co., Ltd.	3,968,105	1,057,724	6,548,951	2,069,648

Total Sales	$4,994,716	$1,236,033	$8,193,981	$2,360,168

During the three and six months ended June 30, 2016 and 2015, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and were included in other operating income in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	June 30,	December 31,
	2016	2015
PREPAYMENTS TO RELATED PARTIES
Ruili Group Co., Ltd.	$2,005,049	$—
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	1,140,053	—
Total	$3,145,102	$—

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruian Kormee Vehicle Brake Co., Ltd.	$729,183	$340,175
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	—	75,968
Ruili Group Co., Ltd.	3,016,045	697,643
Shanghai Dachao Electric Technology Co., Ltd.	7,221	19,751
Total	$3,752,449	$1,133,537
OTHER PAYABLES TO RELATED PARTY
Ruili Group Co., Ltd.	$177,603	$—
Total	$177,603	$—

The Company entered into several lease agreements with related parties, see Note K for more details.

In addition, the Company pledged a 6-month fixed term deposit of RMB 22,000,000 (approximately $3,317,650) with a maturity date of July 13, 2016 for the credit line granted to Ruili Group by Bank of Ningbo. The balance of the fixed term deposit was included in short term investments as of June 30, 2016.

The Company provided a guarantee for credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 168,000,000 (approximately $25,871,627) for the period from March 24, 2015 to March 24, 2016. As of June 30, 2016, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Everbright Bank in the amount of RMB 60,000,000 (approximately $9,239,867) for a period from February 26, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of June 30, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 54,000,000 (approximately $8,315,880) for a period from September 22, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of June 30, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line.

The Company pledged its term deposit of RMB 40,000,000 (approximately $6,159,911) for the bank acceptance notes issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of June 30, 2016, the term deposit matured and the pledge was released as the bank acceptance notes payable were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

The Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately $17,182,404) for the period from August 22, 2014 to August 21, 2015. The pledge term ends two years after the main borrowing contract expires. As of June 30, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

On May 5, 2016, the Company entered into the Purchase Agreement with the Ruili Group to purchase Development Zone Facility, in exchange for which, the Company would transfer to the Ruili Group the Dongshan Facility plus RMB501,000,000 (approximately $77,540,000) in cash. The cash consideration in the amount of RMB481,000,000 (approximately $74,444,000) was paid to the Ruili Group before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the title of the facilities and the land use right has not been transferred to Ruian. Before the transaction, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business since September 2009. The lease was scheduled to expire on December 31, 2017 and was terminated as the Development Zone Facility was purchased. Also see Note G for more detail.

NOTE E - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2016	2015
Accounts receivable	$101,097,410	$83,898,730
Less: allowance for doubtful accounts	(17,022,034)	(12,075,402)
Accounts receivable, net	$84,075,376	$71,823,328

No customer individually accounted for more than 10% of our revenues or accounts receivable for the six months ended June 30, 2016. The changes in the allowance for doubtful accounts on June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
	2016	2015
Beginning balance	$12,075,402	$6,475,587
Add: Increase to allowance	4,946,632	5,599,815
Less: Accounts written off	—	—
Ending balance	$17,022,034	$12,075,402

NOTE F - INVENTORIES

On June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Raw Materials	$6,335,222	$13,038,945
Work-in-process	26,276,353	28,786,709
Finished Goods	25,781,370	31,836,206
Total Inventory	$58,392,945	$73,661,860

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following on June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Machinery	$54,429,571	$50,680,639
Molds	1,315,847	1,343,730
Office equipment	2,059,562	2,077,411
Vehicles	2,096,522	1,983,028
Buildings	16,556,593	7,756,917
Machinery held under capital lease	26,916,459	29,012,601
Leasehold improvements	479,713	489,878
Sub-Total	103,854,267	93,344,204

Less: Accumulated depreciation	(54,472,368)	(55,782,299)

Property, plant and equipment, net	$49,381,899	$37,561,905

Depreciation expense charged to operations was $3,265,445 and $3,663,280 for the six months ended June 30, 2016 and June 30, 2015, respectively.

On September 28, 2007, the Company purchased the Dongshan Facility from Ruili Group for an aggregate purchase price of approximately RMB152 million (approximately $20 million). A third party real estate appraisal firm appraised the total asset value at RMB154 million (approximately $20.4 million). RMB69.4 million (approximately $9.1 million) of the purchase price was paid on a transfer of the Company's existing project and prepayment of land use rights. The remaining balance was paid by the cash and a bank credit line. At the time of the transfer described below, the Company did not obtain the land use right certificate nor the property ownership certificate of the building.

On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The transaction was approved by a committee of independent directors of the Company based on the valuation reports issued on March 1, 2016 by a third party real estate appraisal firm. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. The Company reserved the relevant tax amount of RMB 15.03 million (approximately $2.3 million). This amount was determined based on a 3% tax rate on the consideration paid in the transaction, which the Company considered as the most probable amount of tax liability. As of June 30, 2016, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the buildings of the Development Zone Facility.

Since the Purchase Agreement was entered into between entities under common control, the transaction was recorded at historical costs. The excess of total cash consideration over the difference between the carrying value of assets received and assets transferred to Ruili Group, a related party controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, was reflected as a reduction of shareholder's equity.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Deferred tax assets - current

Allowance for doubtful accounts	$2,601,355	$1,860,379
Revenue (net of cost)	―	45,815
Unpaid accrued expenses	252,281	180,174
Warranty	936,674	875,751
Deferred tax assets	3,790,310	2,962,119
Valuation allowance	―	―
Net deferred tax assets - current	$3,790,310	$2,962,119

Deferred tax liabilities - current
Revenue (net of cost)	$24,282	$ ―
Others	―	52,390
Deferred tax liabilities - current	24,282	52,390

Net deferred tax assets - current	$3,766,028	$2,909,729

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

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Secured	$25,309,875	$23,367,207

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank, Industrial and Commercial Bank of China, and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the six months ended June 30, 2016 ranged from 0.55% to 4.57% per annum. The maturity dates of the loans existing as of June 30, 2016 ranged from September 16, 2016 to June 19, 2017. As of June 30, 2016 and December 31, 2015, the Company's accounts receivables of $6,630,487 and $15,836,158, respectively, were pledged as collateral under loan arrangements. For the three months ended June 30, 2016 and 2015, the interest expenses for short-term bank loans were $82,431 and $134,430, respectively. For the six months ended June 30, 2016 and 2015, the interest expenses for short-term bank loans were $158,129 and $161,721, respectively.

Corporate or personal guarantees and pledges:

$3,016,044	Pledged by Ruili Group, a related party, with its land and buildings, and guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal shareholders.
$1,497,467	Pledged by Ruili Group, a related party, with its land and buildings, and guaranteed by Ruili Group, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal shareholders.
$12,074,738	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.
$2,405,296	Pledged by Ruili Group, a related party, with its land and buildings.
$6,316,330	Guaranteed by Ruili Group, a related party.

NOTE J - INCOME TAXES

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
US Statutory income tax rate	35.00%	35.00%

Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%

Hong Kong Statutory income tax rate	16.50%	16.50%

Valuation allowance recognized with respect to the loss in the Hong Kong company	-16.50%	-16.50%

China Statutory income tax rate	25.00%	25.00%

Effects of income tax exemptions and reliefs	-10.0%	― %

Effects of additional deduction allowed for R&D expenses	-3.16%	-5.97%

Other items	0.88%	4.98%

Effective tax rate	12.72%	24.01%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2015. In the six months ended June 30, 2016, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Current	$2,203,680	$2,956,230
Deferred	(961,227)	(1,163,808)

Total	$1,242,453	$1,792,422

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2016 and December 31, 2015.

NOTE K – OPERATING LEASES WITH RELATED PARTIES

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

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 89,229 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately $1,293,070). The lease was terminated in May 2016 when the Developed Zone Facility was purchased by the Company. See Note D for details.

The lease expenses were $796,829 and $835,150 for the six months ended June 30, 2016 and 2015, respectively.

NOTE L - WARRANTY CLAIMS

Warranty claims were $1,172,033 and $1,042,859 for the six months ended June 30, 2016 and June 30, 2015, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2016 was as follows:

Beginning balance at January 1, 2016	$5,838,343
Aggregate increase for new warranties issued during current period	1,172,033
Aggregate reduction for payments made	(765,886)
Ending balance on June 30, 2016:	$6,244,490

NOTE M – SEGMENT INFORMATION

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

	For The Six Months Ended June 30,
	2016	2015

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$103,378,620	$90,002,644
Passenger vehicles brake systems	23,993,840	21,470,200
Net sales	$127,372,460	$111,472,844
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$28,771,643	$23,944,802
Passenger vehicles brake systems	6,261,852	6,314,718
Gross profit	35,033,495	30,259,520
Other operating income	2,399,144	1,068,808
Selling and distribution expenses	12,687,517	10,437,087
General and administrative expenses	11,838,987	10,149,595
Research and development expenses	4,123,649	3,570,091
Income from operations	8,782,486	7,171,555

Interest income	1,013,688	520,791

Government grants	145,012	25,980

Other income	890,754	687,958

Interest expenses	(300,573)	(409,200)

Other expenses	(767,292)	(531,108)

Income before income tax expense	$9,764,075	$7,465,976
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$5,914,317	$1,154,889
Passenger vehicles brake systems	1,400,730	265,896
Total	$7,315,047	$1,420,785
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$2,792,836	$3,162,162
Passenger vehicles brake systems	643,841	749,110
Total	$3,436,677	$3,911,272

	June 30, 2016	December 31, 2015

TOTAL ASSETS
Commercial vehicles brake systems	$214,541,352	$261,924,719
Passenger vehicles brake systems	51,506,952	58,629,337

Total	$266,048,304	$320,554,056

	June 30, 2016	December 31, 2015

LONG LIVED ASSETS
Commercial vehicles brake systems	$48,338,811	$42,961,388
Passenger vehicles brake systems	11,605,151	9,616,495

Total	$59,943,962	$52,577,883

NOTE N – CONTINGENCIES

(1) As described in Note G, the Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use right certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2) The information of lease commitments is provided in Note K.

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

RESULTS OF OPERATIONS

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$59.3	80.6%	$46.8	78.9%
Passenger Vehicle Brake Systems	$14.2	19.4%	$12.5	21.1%

Total	$73.5	100.0%	$59.3	100.0%

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$103.4	81.2%	$90.0	80.7%
Passenger Vehicle Brake Systems	$24.0	18.8%	$21.5	19.3%

Total	$127.4	100.0%	$111.5	100.0%

Net sales were $73,535,732 and $59,274,878 for the three months ended June 30, 2016 and 2015, respectively, an increase of $14.3 million or 24.0%. Net sales were $127,372,460 and $111,472,844 for the six months ended June 30, 2016 and 2015, respectively, an increase of $15.9 million or 14.3%. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM market and after market.

The sales from Commercial Vehicle Brake Systems increased by $12.5 million or 26.7%, to $59.3 million for the second fiscal quarter of 2016, compared to $46.8 million for the same period of 2015. The sales from Commercial Vehicle Brake Systems increased by $13.4 million or 14.9%, to $103.4 million for the six months ended June 30, 2016, compared to $90.0 million for the six months ended June 30, 2015. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from Passenger Vehicle Brake Systems increased by $1.7 million or 13.7%, to $14.2 million for the second fiscal quarter of 2016, compared to $12.5 million for the same period of 2015. The sales from Passenger Vehicle Brake Systems increased by $2.5 million or 11.8%, to $24.0 million for the six months ended June 30, 2016, compared to $21.5 million for the same period of 2015. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of net sales revenue for these markets for the second fiscal quarter of the 2016 and 2015, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	June 30, 2016	Total Sales	June 30, 2015	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$36.7	49.9%	$28.4	47.9%	29.2%
China Aftermarket	$18.9	25.7%	$14.0	23.6%	35.0%
International market	$17.9	24.4%	$16.9	28.5%	5.9%
Total	$73.5	100.0%	$59.3	100.0%	23.9%

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the six months ended June 30, 2016 and 2015, respectively, is set forth below:

	Six Months	Percent	Six Months	Percent
	Ended	of	Ended	of
	June 30, 2016	Total Sales	June 30, 2015	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$64.9	50.9%	$54.3	48.7%	19.5%
China Aftermarket	$32.1	25.2%	$26.4	23.7%	21.6%
International market	$30.4	23.9%	$30.8	27.6%	-1.3%
Total	$127.4	100.0%	$111.5	100.0%	14.3%

Considering the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by 29.2%, from the second fiscal quarter of 2015, to $36.7 million. Our sales to the Chinese OEM market increased by 19.5% from the six months ended June 30, 2016, to $64.9 million.

Our sales to the China aftermarket increased by $4.9 million or 35.0%, to $18.9 million for the second fiscal quarter of 2016, compared to $14.0 million for the same period of 2015. Our sales to the China aftermarket increased by $5.7 million or 21.6%, to $32.1 million for the six months ended June 30, 2016, compared to $26.4 million for the same period of 2015. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $1.0 million or 5.9%, to $17.9 million for the second fiscal quarter of 2016, as compared to $16.9 million for the same period of 2015. The increase in export sales was mainly due to our broadened customer base. Our export sales decreased by $0.4 million or 1.3%, to $30.4 million for the six months ended June 30, 2016, as compared to $30.8 million for the same period of 2015. The decrease in export sales was mainly due to the truck production decline and currency depreciation in some countries. Our strategy is to strengthen and extend our distribution networks to increase our exposure with end users.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2016 were $52,941,316, an increase of $10.2 million or 23.8% from $42,746,432 for the three month period ended June 30, 2015. Cost of sales for the six months ended June 30, 2016 were $92,338,965, an increase of $11.1 million or 13.7% from $81,213,324 for the same period of 2015.

Our gross profit increased by 24.6% from $16,528,446 for the period of 2015 to $20,594,416 for the three month period ended June 30, 2016. Our gross profit increased by 15.8% from $30,259,520 for the six months ended June 30, 2016 to $35,033,495 for the same period of 2015.

Gross margin increased to 28.0% from 27.9% for the three month period ended June 30, 2016 compared with 2015. Gross margin increased to 27.5% from 27.1% for the six months ended June 30, 2016, as compared with the same period of 2015. The increase was mainly due to increased sales of higher margin products. We intend to focus in 2016 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended June 30, 2016 were $42.5 million, an increase of $8.3 million or 24.3% from $34.2 million for the same period of 2015. Cost of sales from Commercial Vehicle Brake Systems for the six months ended June 30, 2016 were $74.6 million, an increase of $8.5 million or 12.9% from $66.1 million for the same period of 2015. The gross profit from Commercial Vehicle Brake Systems increased by 33.8% from $12.5 million for three month period ended June 30, 2015 to $16.8 million for the three month period ended June 30, 2016. The gross profit from Commercial Vehicle Brake Systems increased by 20.2% from $23.9 million for the six months ended June 30, 2015 to $28.8 million the three months period ended June 30, 2016. Gross margin from Commercial Vehicle Brake Systems increased to 28.3% from 26.9% for the three months period ended June 30, 2016 compared to the three months period ended June 30, 2015. Gross margin from Commercial Vehicle Brake Systems increased to 27.8% from 26.6% for the six months ended June 30, 2016 compared with the same period of 2015.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended June 30, 2016 were $10.5 million, an increase of $2.0 million or 22.1% from $8.5 million for the three month period ended June 30, 2015. Cost of sales from Passenger Vehicle Brake Systems for the six months ended June 30, 2016 were $17.7 million, an increase of $2.6 million or 17.0% from $15.2 million for the same period of 2015. The gross profit from Passenger Vehicle Brake Systems decreased by 4.5% from $4.0 million for the three month period ended June 30, 2015 to $3.8 million for the three month period ended June 30, 2016. The gross profit from Passenger Vehicle Brake Systems decreased by 0.8% from $6.3 million for the six months ended June 30, 2015 to $6.3 million for the same period of 2016. Gross margin from Passenger Vehicle Brake Systems decreased to 26.6% from 31.6% for the three months ended June 30, 2016 compared to the three months period ended June 30, 2015. Gross margin from Passenger Vehicle Brake Systems decreased to 26.1% from 29.4% for the six months ended June 30, 2016, as compared with the same period in 2015.

Selling and Distribution Expenses

Selling and distribution expenses were $7,125,085 for the three months ended June 30, 2016, as compared to $5,086,089 for the same period of 2015, an increase of $2.0 million or 40.1%. Selling and distribution expenses were $12,687,517 for the six months ended June 30, 2016, as compared to $10,437,087 for the same period of 2015, an increase of $2.3 million or 21.6%. The increase was mainly due to increased freight expense and packaging expenses.

As a percentage of sales revenue, selling expenses increased to 9.7% for the three months ended June 30, 2016, as compared to 8.6% for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 10.0% for the six months ended June 30, 2016, as compared to 9.4% for the same period in 2015.

General and Administrative Expenses

General and administrative expenses were $4,909,129 for the three months ended June 30, 2016, as compared to $7,430,223 for the same period of 2015, a decrease of $2.5 million or 33.9%. The decrease was mainly due to the decrease in allowance for doubtful accounts during this quarter. General and administrative expenses were $11,838,987 for the six months ended June 30, 2016, as compared to $10,149,595 for the same period of 2015, an increase of $1.7 million or 16.6%. The increase was mainly due to the increase in allowance for doubtful accounts for the six months ended June 30, 2016.

As a percentage of sales revenue, general and administrative expenses decreased to 6.7% for the three months ended June 30, 2016, as compared to 12.5% for the same period in 2015. As a percentage of sales revenue, general and administrative expenses increased to 9.3% for the six months ended June 30, 2016, as compared to 9.1% for the same period in 2015.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2016, research and development expenses were $2,379,962, as compared to $1,857,470 for the same period of 2015, an increase of $0.5 million. For the six months ended June 30, 2016, research and development expenses were $4,123,649, as compared to $3,570,091 for the same period of 2015, an increase of $0.6 million.

Other Operating Income

Other operating income was $1,484,939 for the three months ended June 30, 2016, as compared to $483,091 for the three months ended June 30, 2015, an increase of $1.0 million. Other operating income was $2,399,144 for the six months ended June 30, 2016, as compared to $1,068,808 for the six months ended June 30, 2015, an increase of $1.3 million. The increase was mainly due to an increase in sales of raw material scrap.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1,702,803 for the three months ended June 30, 2016, compared with that of $1,974,208 for the same period of 2015, an decrease of $0.3 million. Depreciation and amortization expenses decreased to $3,436,677 for the six months ended June 30, 2016, compared with that of $3,911,272 for the same period of 2015, an decrease of $0.5 million. The decrease in depreciation and amortization expenses was primarily due to the disposal of plant and land use right to related party.

Interest income

The interest income for the three months ended June 30, 2016, increased by $0.5 million to $925,586 from $409,836 for the same period of 2015. The interest income for the six months ended June 30, 2016, increased by $0.5 million to $1,013,688 from $520,791 for the same period of 2015. The increase was primarily due to increased short term investments during the period.

Interest Expenses

The interest expenses for the three months ended June 30, 2016, decreased by $0.1 million to $126,113 from $242,544 for the same period of 2015. The interest expenses for the six months ended June 30, 2016, decreased by $0.1 million to $300,573 from $409,200 for the same period of 2015, mainly due to decreased interest rate and decreased amount of average loans outstanding during the period. In addition, the interest expenses related to the discount of bank acceptance notes received from customers also decreased.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The current income tax rate used by the Company for the six months ended June 30, 2016 is 15%.

Income tax expense was $1,277,277 for the three months ended June 30, 2016, as compared to $794,144 for the three months ended June 30, 2015. Income tax expense was $1,242,453 for the six months ended June 30, 2016, as compared to $1,792,422 for the six months ended June 30, 2015.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $804,313 and $208,955 for the second fiscal quarter ended June 30, 2016 and 2015, respectively. Net income attributable to non-controlling interest in subsidiaries amounted to $852,162 and $361,198 for the six months ended June 30, 2016 and 2015, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended June 30, 2016, increased by $5.0 million, to $7,238,819 from $2,262,075 for the fiscal quarter ended June 30, 2015 due to the factors discussed above. The net income attributable to stockholders for the six months ended June 30, 2016, increased by $2.4 million, to $7,669,460 from $5,312,356 for the six months ended June 30, 2015 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended June 30, 2016 and 2015, were $0.37 and $0.12, respectively. EPS, both basic and diluted, for the six months ended June 30, 2016 and 2015, were $0.40 and $0.28, respectively. The increase was primarily due to increased sales and gross profit.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of $8,308,325, as compared to cash and cash equivalents of $30,230,828 as of December 31, 2015. The Company had working capital of $96,730,965 on June 30, 2016, as compared to working capital of $169,846,617 on December 31, 2015, reflecting current ratios of 1.88:1 and 2.73:1, respectively.

OPERATING - Net cash used in operating activities was $2,156,628 for six months ended June 30, 2016 a change of $18.2 million, as compared with $16,074,928 of net cash provided in operating activities in the same period in 2015. Such decrease was primarily due to the increased cash outflow resulted by changes in bank acceptance notes from customers and prepayments.

INVESTING - During the six months ended June 30, 2016, the Company received net cash of $50,323,935 in investing activities mainly from short term investments. For the six months ended June 30, 2015, the Company expended net cash of $25,133,026 in investing activities.

FINANCING - During the six month period ended June 30, 2016, the cash used in financing activities was $70,361,554. Cash provided by financing activities was $6,739,881 for the six months ended June 30, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In September 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction (collectively, the “Dongshan Facility”). The purchase price of land use right and building amounted to approximately $20 million. At the time of the transfer described below, the Company did not obtain the land use right certificate nor the property ownership certificate of the building.

On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $77,540,000) in cash for land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui'an Economic Development Zone, Rui'an City, Zhejiang Province, the People's Republic of China (collectively, the “Development Zone Facility”). The Company reserved the relevant tax amount of RMB 15.03 million (approximately $2.3 million). This amount was determined based on a 3% tax rate on the consideration paid in the transaction, which the Company considered as the most probable amount of tax liability. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the buildings of the Development Zone Facility..

CONTRACTUAL OBLIGATIONS

As of June 30, 2016, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of June 30, 2016, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : August 15, 2016	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)