Form 10-Q
period 2016-09-30
SORL Auto Parts Inc
filed 2016-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

As of November 14, 2016 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements:

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30, 2016		December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	7,489,967	US$	30,230,828
Net accounts receivable, including $1,224,333 and $0 accounts receivable from related party at September 30, 2016 and December 31, 2015, respectively.		84,491,142		71,823,328
Bank acceptance notes from customers		44,328,289		22,870,791
Short term investments		-		61,007,709
Inventories		63,879,154		73,661,860
Prepayments		8,720,473		3,350,607
Prepaid capital lease interest		6,991		93,458
Restricted cash		4,938,600		785,999
Other current assets, net		1,548,764		1,241,864
Deferred tax assets		4,041,524		2,909,729
Total Current Assets		219,444,904		267,976,173

Property, plant and equipment, net		52,087,620		37,561,905
Land use rights, net		8,686,365		13,232,149
Intangible assets, net		14,711		23,854
Security deposits on lease agreement		855,714		1,759,975
Total Non-Current Assets		61,644,410		52,577,883
Total Assets	US$	281,089,314	US$	320,554,056

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $5,582,717 and $1,133,537 due to related parties at September 30, 2016 and December 31, 2015, respectively.	US$	52,363,883	US$	35,292,277
Deposit received from customers		23,557,397		20,012,087
Short term bank loans		25,133,254		23,367,207
Income tax payable		1,125,201		-
Accrued expenses		16,688,831		13,870,587
Capital lease obligations		855,714		3,519,949
Other current liabilities, including $177,603 and $0 payables to related party at September 30, 2016 and December 31, 2015, respectively		2,201,334		2,067,449
Total Current Liabilities		121,925,614		98,129,556
Total Liabilities		121,925,614		98,129,556

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2016 and December 31, 2015		38,609		38,609
Additional paid-in capital		(28,582,654)		42,199,014
Reserves		14,541,184		13,207,972
Accumulated other comprehensive income		11,523,318		15,662,639
Retained earnings		138,629,990		129,055,099
Total SORL Auto Parts, Inc. Stockholders' Equity		136,150,447		200,163,333
Noncontrolling Interest In Subsidiaries		23,013,253		22,261,167
Total Equity		159,163,700		222,424,500
Total Liabilities and Equity	US$	281,089,314	US$	320,554,056

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Net sales	US$	61,878,492	US$	50,323,832	US$	189,250,952	US$	161,796,676
Include: sales to related parties		1,785,443		2,171,824		8,334,394		4,241,472
Cost of sales		43,240,780		36,228,783		133,540,473		116,533,620
Gross profit		18,637,712		14,095,049		55,710,479		45,263,056

Expenses:
Selling and distribution expenses		7,949,947		4,813,129		20,637,464		15,250,216
General and administrative expenses		4,878,979		5,634,735		16,717,966		15,784,330
Research and development expenses		2,409,891		2,261,665		6,533,540		5,831,756
Total operating expenses		15,238,817		12,709,529		43,888,970		36,866,302

Other operating income, net		334,845		69,480		694,717		229,801

Income from operations		3,733,740		1,455,000		12,516,226		8,626,555

Interest income		33,979		162,770		1,047,667		683,561
Government grants		424,029		150,177		569,041		176,157
Other income		212,513		1,675,000		763,534		2,517,901
Interest expenses		(214,974)		(395,121)		(515,547)		(804,321)
Other expenses		(155,261)		(198,828)		(582,820)		(884,879)

Income before income taxes		4,034,026		2,848,998		13,798,101		10,314,974

Income taxes provision		435,534		427,905		1,677,987		2,220,327

Net income	US$	3,598,492	US$	2,421,093	US$	12,120,114	US$	8,094,647

Net income attributable to noncontrolling interest in subsidiaries		359,849		373,067		1,212,011		734,265

Net income attributable to common stockholders	US$	3,238,643	US$	2,048,026	US$	10,908,103	US$	7,360,382

Comprehensive income:

Net income	US$	3,598,492	US$	2,421,093	US$	12,120,114	US$	8,094,647
Foreign currency translation adjustments		(1,109,719)		(8,972,031)		(4,599,246)		(8,790,448)
Comprehensive income (loss)		2,488,773		(6,550,938)		7,520,868		(695,801)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries		248,877		(524,189)		752,086		(160,294)
Comprehensive income (loss) attributable to common shareholders	US$	2,239,896	US$	(6,026,749)	US$	6,768,782	US$	(535,507)

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.17	US$	0.11	US$	0.57	US$	0.38

EPS - diluted	US$	0.17	US$	0.11	US$	0.57	US$	0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Nine Months Ended on September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016		2015

Cash Flows From Operating Activities
Net Income	US$	12,120,114	US$	8,094,647
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts		6,328,318		6,817,520
Depreciation and amortization		5,357,366		5,765,138
Deferred income tax		(1,253,285)		(1,838,158)
Gain on disposal of property and equipment		-		(44,486)
Changes in assets and liabilities:
Accounts receivable		(21,237,420)		(7,700,931)
Bank acceptance notes from customers		(22,588,093)		5,653,836
Other currents assets		(360,110)		(8,665)
Inventories		8,225,129		13,369,960
Prepayments		(5,240,758)		(536,193)
Prepaid capital lease interest		86,777		227,367
Accounts payable and bank acceptance notes to vendors		15,400,637		1,381,794
Income tax payable		1,153,011		434,069
Deposits received from customers		4,217,264		8,243,799
Other current liabilities and accrued expenses		1,086,934		(874,410)
Net Cash Flows Provided by Operating Activities		3,295,884		38,985,287

Cash Flows From Investing Activities
Change in short term investments		60,567,408		(54,985,353)
Acquisition of property, equipment, plant and land use right		(12,266,591)		(2,440,511)
Change in restricted cash		(4,193,003)		-
Proceeds of disposal of property and equipment		-		48,956
Advance to related party		(18,247,384)		-
Repayment of advance to related party		18,247,384		-
Net Cash Flows Provided by (Used in) Investing Activities		44,107,814		(57,376,908)

Cash Flows From Financing Activities
Proceeds from bank loans		39,309,937		32,886,768
Repayment of bank loans		(37,110,783)		(19,626,376)
Repayment of capital lease		(1,779,040)		(2,780,713)
Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control		(70,781,668)		-
Net Cash Flows Provided by (Used in) Financing Activities		(70,361,554)		10,479,679

Effects on changes in foreign exchange rate		216,995		(354,822)

Net change in cash and cash equivalents		(22,740,861)		(8,266,764)

Cash and cash equivalents- beginning of the period		30,230,828		14,009,597

Cash and cash equivalents - end of the period	US$	7,489,967	US$	5,742,833

Supplemental Cash Flow Disclosures:
Interest paid	US$	575,349	US$	815,839
Income taxes paid	US$	2,340,720	US$	3,624,319

Non-cash Investing and Financing Transactions
Transfer of plant and land use right to entity under common control	US$	17,342,372	US$	-
Liabilities assumed in connection with the plant and land use right exchange	US$	5,351,196	US$	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Nine Months Ended September 30, 2016 (Unaudited)

	Number of	Common	Additional Paid-in		Retained	Accumulated Other Comprehensive	Total SORL Auto Parts, Inc. Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Balance as of December 31, 2015	19,304,921	$38,609	$42,199,014	$13,207,972	$129,055,099	$15,662,639	$200,163,333	$22,261,167	$222,424,500

Net income	-	-	-	-	10,908,103	-	10,908,103	1,212,011	12,120,114

Foreign currency translation adjustment	-	-	-	-	-	(4,139,321)	(4,139,321)	(459,925)	(4,599,246)

Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control	-	-	(70,781,668)	-	-	-	(70,781,668)	-	(70,781,668)

Transfer to reserve	-	-	-	1,333,212	(1,333,212)	-	-	-	-

Balance as of September 30, 2016	19,304,921	$38,609	$(28,582,654)	$14,541,184	$138,629,990	$11,523,318	$136,150,447	$23,013,253	$159,163,700

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

On May 5, 2016, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group through Ruian, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agree to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility that Ruian currently owns, plus RMB501,000,000 (approximately $76,533,000) in cash. The total floor areas of the Dongshan Facility and the Development Zone Facility are 58,714 square meters and 157,619 square meters, respectively.

The cash consideration in the amount of RMB481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. Before the transaction, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, which lease was scheduled to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of a real estate appraisal firm.

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

d. SHORT TERM INVESTMENTS

The Company’s short term investments include term deposits with an original maturity from three months to one year with financial institutions. Term deposit in the amount of $3,317,650 (RMB 22,000,000) was pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from January 13, 2016 to July 13, 2016. As of September 30, 2016, the term deposit matured and the pledge was released as the credit line was fully paid off by Ruili Group.

Term deposits in the amount of $21,667,802 (RMB 140,000,000) were pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from March 24, 2015 to March 24, 2016. As of September 30, 2016, the term deposits matured and the pledge was released as the credit line was fully paid off by Ruili Group.

Term deposit in the amount of $6,190,800 (RMB 40,000,000) was pledged as security interest for the bank acceptance notes payable issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of September 30, 2016, the term deposit matured and the pledge was released as the bank acceptance notes payable were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

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

g. NOTES RECEIVABLE

Notes receivable generally due within one year are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest. As of September 30, 2016 and December 31, 2015, notes receivables in the amount of $31,288,866 and $13,647,583, respectively, were pledged to endorsing banks to issue bank acceptance notes. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes and such discount fees are included in interest expenses.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During the three and nine months ended September 30, 2016, the Company had $43,418 and $320,019 transaction gain, respectively, which was included in other income. During the three and nine months ended September 30, 2015, the Company had $1,268,968 and $1,346,440 transaction gain, respectively, which was included in other income.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from three other related parties, Guangzhou Ruili Kormee Automotive Electronic Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee is controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee and Ruian Kormee. In addition, during the nine months ended September 30, 2016, the Company advanced $18,247,384 to Ruili Group for working capital purpose and received full payment. The Company collects dormitory utility fees from employees and pays to Ruili Group periodically which is recorded as other payable. As of September 30, 2016, the payable balance was $177,603.

The following related party transactions are reported for the three months and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PURCHASES FROM:
Guangzhou Kormee	$138,580	$957,017	$826,474	$1,331,566
Ruian Kormee	450,665	202,924	807,769	680,983
Ruili Group Co., Ltd.	1,027,210	751,044	2,972,963	2,379,870
Shanghai Dachao	82,671	—	116,415	—
Total Purchases	$1,699,126	$1,910,985	$4,723,621	$4,392,419

SALES TO:
Guangzhou Kormee	$1,529,583	$145,564	$3,174,040	$408,334
Ruian Kormee	—	2,327	573	30,077
Ruili Group Co., Ltd.	1,785,443	2,171,824	8,334,394	4,241,472
Total Sales	$3,315,026	$2,319,715	$11,509,007	$4,679,883

The sales to Guangzhou Kormee and Ruian Kormee mentioned above represent sales of scrap materials and the related operating results were included in other operating income, net in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	September 30,	December 31,
	2016	2015
ACCOUNTS RECEIVABLE FROM RELATED PARTY
Guangzhou Kormee	$1,224,333	$—
Total	$1,224,333	$—

ACCOUNTS PAYABLE TO RELATED PARTIES
Ruian Kormee	$1,024,909	$340,175
Guangzhou Kormee	—	75,968
Ruili Group Co., Ltd.	4,506,659	697,643
Shanghai Dachao	51,149	19,751
Total	$5,582,717	$1,133,537

OTHER PAYBLES TO RELATED PARTY
Ruili Group Co., Ltd.	$177,603	$—
Total	$177,603	$—

The Company entered into several lease agreements with related parties, see Note K for more details.

In addition, the Company pledged a 6-month fixed term deposit of RMB 22,000,000 (approximately $3,317,650) with a maturity date of July 13, 2016 for the credit line granted to Ruili Group by Bank of Ningbo. As of September 30, 2016, the term deposit matured and the pledge was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 168,000,000 (approximately $25,871,627) for the period from March 24, 2015 to March 24, 2016. As of September 30, 2016, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Everbright Bank in the amount of RMB 60,000,000 (approximately $9,239,867) for a period from February 26, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of September 30, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 54,000,000 (approximately $8,315,880) for a period from September 22, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of September 30, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line.

The Company pledged its term deposit of RMB 40,000,000 (approximately $6,159,911) for the bank acceptance notes issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of September 30, 2016, the term deposit matured and the pledge was released as the bank acceptance notes payable were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

The Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately $17,182,404) for the period from August 22, 2014 to August 21, 2015. The pledge term ends two years after the main borrowing contract expires. As of September 30, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

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

NOTE E - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts receivable	$102,320,042	$83,898,730
Less: allowance for doubtful accounts	(17,828,900)	(12,075,402)
Accounts receivable, net	$84,491,142	$71,823,328

No customer individually accounted for more than 10% of our revenues or accounts receivable for the nine months ended September 30, 2016. The changes in the allowance for doubtful accounts on September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
Beginning balance	$12,075,402	$6,475,587
Add: increase to allowance	5,753,498	5,599,815
Less: accounts written off	—	—
Ending balance	$17,828,900	$12,075,402

NOTE F - INVENTORIES

On September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$11,860,248	$13,038,945
Work in process	24,940,909	28,786,709
Finished goods	27,077,997	31,836,206
Total inventories	63,879,154	$73,661,860

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following on September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Machinery	$58,816,765	$50,680,639
Molds	1,306,664	1,343,730
Office equipment	2,089,076	2,077,411
Vehicles	2,159,443	1,983,028
Buildings	16,441,055	7,756,917
Machinery held under capital lease	26,728,626	29,012,601
Leasehold improvements	476,365	489,878
Sub-Total	108,017,994	93,344,204

Less: accumulated depreciation	(55,930,374)	(55,782,299)

Property, plant and equipment, net	$52,087,620	$37,561,905

Depreciation expense charged to operations were $5,110,014 and $5,421,040 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The transaction was approved by a committee of independent directors of the Company based on the valuation reports issued on March 1, 2016 by a real estate appraisal firm. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. The Company reserved the relevant tax amount of RMB 15.03 million (approximately $2.3 million). This amount was determined based on a 3% tax rate on the consideration paid in the transaction, which the Company considered as the most probable amount of tax liability. As of September 30, 2016, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the buildings of the Development Zone Facility.

Since the Purchase Agreement was entered into between entities under common control, the transaction was recorded at historical costs. The excess of total cash consideration over the difference between the carrying value of assets received and assets transferred to Ruili Group, a related party controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, was reflected as a reduction of shareholders’ equity.

NOTE H - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Deferred tax assets - current
Allowance for doubtful accounts	$2,750,252	$1,860,379
Revenue (net of cost)	5,974	45,815
Unpaid accrued expenses	333,707	180,174
Warranty	951,591	875,751
Deferred tax assets	4,041,524	2,962,119
Valuation allowance	―	―
Net deferred tax assets - current	$4,041,524	$2,962,119

Deferred tax liabilities - current
Revenue (net of cost)	$ ―	$ ―
Others	―	52,390
Deferred tax liabilities - current	―	52,390

Net deferred tax assets - current	$4,041,524	$2,909,729

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

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Secured	$25,133,254	$23,367,207

The Company obtained those short term loans from Bank of China, Bank of Ningbo, China Construction Bank, Industrial and Commercial Bank of China, and Agricultural Bank of China, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the nine months ended September 30, 2016 ranged from 0.55% to 4.57% per annum. The maturity dates of the loans existing as of September 30, 2016 ranged from November 1, 2016 to September 21, 2017. As of September 30, 2016 and December 31, 2015, the Company's accounts receivables of $6,609,505 and $15,836,158, respectively, were pledged as collateral under loan arrangements. For the three months ended September 30, 2016 and 2015, the interest expenses for short-term bank loans were $214,974 and $213,797, respectively. For the nine months ended September 30, 2016 and 2015, the interest expenses for short-term bank loans were $515,547 and $373,518, respectively.

Corporate or personal guarantees:
$2,926,113	Pledged by Ruili Group, a related party, with its land and buildings, and guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal shareholders.
$2,065,051	Pledged by Ruili Group, a related party, with its land and buildings, and guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal shareholders.
$11,481,326	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.
$2,388,511	Pledged by Ruili Group, a related party, with its land and buildings.
$6,272,252	Guaranteed by Ruili Group, a related party.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
US Statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
Hong Kong Statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in the Hong Kong company	-16.50%	-16.50%
China Statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.0%	― %
Effects of additional deduction allowed for R&D expenses	-3.54%	-7.07%
Other items	0.70%	3.60%
Effective tax rate	12.16%	21.53%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2015. In the nine months ended September 30, 2016, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Current	$2,942,048	$4,058,485
Deferred	(1,264,061)	(1,838,158)

Total	$1,677,987	$2,220,327

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2016 and December 31, 2015.

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

The lease expenses were $1,402,658 and $1,245,477 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE L - WARRANTY CLAIMS

Warranty claims were $1,741,415 and $1,515,278 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2016 was as follows:

Beginning balance at January 1, 2016	$5,838,343
Aggregate increase for new warranties issued during current period	1,741,415
Aggregate reduction for payments made	(1,235,817)
Ending balance on September 30, 2016:	$6,343,941

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

	For The Nine Months Ended September 30,
	2016	2015

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$154,366,728	$130,397,720
Passenger vehicles brake systems	34,884,224	31,398,956
Net sales	$189,250,952	$161,796,676
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$45,317,101	$36,176,934
Passenger vehicles brake systems	10,393,378	9,086,122
Gross profit	$55,710,479	$45,263,056
Other operating income	694,717	229,801
Selling and distribution expenses	(20,637,464)	(15,250,216)
General and administrative expenses	(16,717,966)	(15,784,330)
Research and development expenses	(6,533,540)	(5,831,756)
Income from operations	12,516,226	8,626,555
Interest income	1,047,667	683,561
Government grants	569,041	176,157
Other income	1,103,267	2,440,429
Interest expenses	(515,547)	(804,321)
Other expenses	(922,553)	(807,407)
Income before income tax expense	$13,798,101	$10,314,974
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$9,994,389	$1,973,423
Passenger vehicles brake systems	2,272,202	467,088
Total	$12,266,591	$2,440,511
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$4,375,484	$4,650,260
Passenger vehicles brake systems	981,882	1,114,878
Total	$5,357,366	$5,765,138

	September 30, 2016	December 31, 2015

TOTAL ASSETS
Commercial vehicles brake systems	$231,617,595	$261,924,719
Passenger vehicles brake systems	49,471,719	58,629,337
Total	$281,089,314	$320,554,056

	September 30, 2016	December 31, 2015

LONG LIVED ASSETS
Commercial vehicles brake systems	$50,794,994	$42,961,388
Passenger vehicles brake systems	10,849,416	9,616,495
Total	$61,644,410	$52,577,883

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

RESULTS OF OPERATIONS

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
		(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$51.0	82.4%	$40.4	80.3%
Passenger Vehicle Brake Systems	$10.9	17.6%	$9.9	19.7%

Total	$61.9	100.0%	$50.3	100.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
		(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$154.3	81.5%	$130.4	80.6%
Passenger Vehicle Brake Systems	$35.0	18.5%	$31.4	19.4%

Total	$189.3	100.0%	$161.8	100.0%

Net sales were $61.9 million and $50.3 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $11.6 million or 23.0%. Net sales were $189.3 million and $161.8 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $27.5 million or 17.0%. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM market and after market.

The sales from Commercial Vehicle Brake Systems increased by $10.6 million or 26.2%, to $51.0 million for the third fiscal quarter of 2016, compared to $40.4 million for the same period of 2015. The sales from Commercial Vehicle Brake Systems increased by $23.9 million or 18.3%, to $154.3 million for the nine months ended September 30, 2016, compared to $130.4 million for the nine months ended September 30, 2015. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from Passenger Vehicle Brake Systems increased by $1.0 million or 10.0%, to $10.9 million for the third fiscal quarter of 2016, compared to $9.9 million for the same period of 2015. The sales from Passenger Vehicle Brake Systems increased by $3.6 million or 11.4%, to $35.0 million for the nine months ended September 30, 2016, compared to $31.4 million for the same period of 2015. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of net sales revenue for these markets for the third fiscal quarter of the 2016 and 2015, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	September 30, 2016	Total Sales	September 30, 2015	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$27.8	44.9%	$20.1	40.0%	38.4%
China Aftermarket	$17.9	28.9%	$15.3	30.4%	16.6%
International market	$16.2	26.2%	$14.9	29.6%	8.8%
Total	$61.9	100.0%	$50.3	100.0%	23.0%

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the nine months ended September 30, 2016 and 2015, respectively, is set forth below:

	Nine Months	Percent	Nine Months	Percent
	Ended	of	Ended	of
	September 30, 2016	Total Sales	September 30, 2015	Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$92.7	49.0%	$74.4	46.0%	24.6%
China Aftermarket	$49.9	26.4%	$41.7	25.8%	19.7%
International market	$46.7	24.6%	$45.7	28.2%	2.2%
Total	$189.3	100.0%	$161.8	100.0%	17.0%

Considering the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by 38.4%, from the third fiscal quarter of 2015, to $27.8 million. Our sales to the Chinese OEM market increased by 24.6% from the nine months ended September 30, 2016, to $92.7 million.

Our sales to the China aftermarket increased by $2.6 million or 16.6%, to $17.9 million for the third fiscal quarter of 2016, compared to $15.3 million for the same period of 2015. Our sales to the China aftermarket increased by $8.2 million or 19.7%, to $49.9 million for the nine months ended September 30, 2016, compared to $41.7 million for the same period of 2015. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $1.3 million or 8.8%, to $16.2 million for the third fiscal quarter of 2016, as compared to $14.9 million for the same period of 2015. Our export sales increased by $1.0 million or 2.2%, to $46.7 million for the nine months ended September 30, 2016, as compared to $45.7 million for the same period of 2015. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2016 were $43.2 million, an increase of $7.0 million or 19.3% from $36.2 for the three month period ended September 30, 2015. Cost of sales for the nine months ended September 30, 2016 were $133.5 million, an increase of $17 million or 14.6% from $116.5 million for the same period of 2015.

Our gross profit increased by 31.9% from $14.1 million for the period of 2015 to $18.6 million for the three month period ended September 30, 2016. Our gross profit increased by 23.0% from $45.3 million for the nine months ended September 30, 2015 to $55.7 million for the same period of 2016.

Gross margin increased to 30.1% from 28.0% for the three month period ended September 30, 2016 compared with 2015. Gross margin increased to 29.4% from 28.0% for the nine months ended September 30, 2016, as compared with the same period of 2015. The increase was mainly due to increased sales of higher margin products. We intend to focus in 2016 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended September 30, 2016 were $36.1 million, an increase of $7.2 million or 24.9% from $28.9 million for the same period of 2015. Cost of sales from Commercial Vehicle Brake Systems for the nine months ended September 30, 2016 were $109.0 million, an increase of $14.8 million or 15.7% from $94.2 million for the same period of 2015. The gross profit from Commercial Vehicle Brake Systems increased by 29.6% from $11.5 million for three month period ended September 30, 2015 to $14.9 million for the three month period ended September 30, 2016. The gross profit from Commercial Vehicle Brake Systems increased by 25.1% from $36.2 million for the nine months ended September 30, 2015 to $45.3 million for the nine months ended September 30, 2016. Gross margin from Commercial Vehicle Brake Systems increased to 29.2% from 28.5% for the three months period ended September 30, 2016 compared to the three months period ended September 30, 2015. Gross margin from Commercial Vehicle Brake Systems increased to 29.4% from 27.7% for the nine months ended September 30, 2016 compared with the same period of 2015.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended September 30, 2016 were $7.1 million, a decrease of $0.2 million or 2.7% from $7.3 million for the three month period ended September 30, 2015. Cost of sales from Passenger Vehicle Brake Systems for the nine months ended September 30, 2016 were $24.5 million, an increase of $2.2 million or 9.9% from $22.3 million for the same period of 2015. The gross profit from Passenger Vehicle Brake Systems increased by 46.2% from $2.6 million for the three month period ended September 30, 2015 to $3.8 million for the three month period ended September 30, 2016. The gross profit from Passenger Vehicle Brake Systems increased by 14.3% from $9.1 million for the nine months ended September 30, 2015 to $10.4 million for the same period of 2016. Gross margin from Passenger Vehicle Brake Systems increased to 34.6% from 26.1% for the three months ended September 30, 2016 compared to the three months period ended September 30, 2015. Gross margin from Passenger Vehicle Brake Systems increased to 29.8% from 28.9% for the nine months ended September 30, 2016, as compared with the same period in 2015.

Selling and Distribution Expenses

Selling and distribution expenses were $7.9 million for the three months ended September 30, 2016, as compared to $4.8 million for the same period of 2015, an increase of $3.1 million or 65.2%. Selling and distribution expenses were $20.6 million for the nine months ended September 30, 2016, as compared to $15.3 million for the same period of 2015, an increase of $5.4 million or 35.3%. The increase was mainly due to increased freight expense, packaging expenses, and salary.

As a percentage of sales revenue, selling expenses increased to 12.8% for the three months ended September 30, 2016, as compared to 9.6% for the same period in 2015. As a percentage of sales revenue, selling expenses increased to 10.9% for the nine months ended September 30, 2016, as compared to 9.4% for the same period in 2015.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2016, as compared to $5.6 million for the same period of 2015, a decrease of $0.7 million or 12.5%. The decrease was mainly due to the decrease in allowance for doubtful accounts during this quarter. General and administrative expenses were $16.7 million for the nine months ended September 30, 2016, as compared to $15.8 million for the same period of 2015, an increase of $0.9 million or 5.7%. The increase was mainly due to the increase in allowance for doubtful accounts for the nine months ended September 30, 2016.

As a percentage of sales revenue, general and administrative expenses decreased to 7.9% for the three months ended September 30, 2016, as compared to 11.2% for the same period in 2015. As a percentage of sales revenue, general and administrative expenses decreased to 8.8% for the nine months ended September 30, 2016, as compared to 9.8% for the same period in 2015.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2016, research and development expenses were $2.4 million, as compared to $2.3 million for the same period of 2015, an increase of $0.1 million. For the nine months ended September 30, 2016, research and development expenses were $6.5 million, as compared to $5.8 million for the same period of 2015, an increase of $0.7 million.

Other Operating Income

Other operating income was $0.3 million for the three months ended September 30, 2016, as compared to $0.07 million for the three months ended September 30, 2015, an increase of $0.23 million. Other operating income was $0.7 million for the nine months ended September 30, 2016, as compared to $0.2 million for the nine months ended September 30, 2015, an increase of $0.5 million. The increase was mainly due to an increase in sales of raw material scrap.

Depreciation and Amortization

Depreciation and amortization expense was $1.9 million for the three months ended September 30, 2016, same as the amount $1.9 million for the same period of 2015. Depreciation and amortization expenses decreased to $5.4 million for the nine months ended September 30, 2016, compared with that of $5.8 million for the same period of 2015, a decrease of $0.4 million. The decrease in depreciation and amortization expense was primarily due to the fact that more production equipment was depreciated to residual value and stopped being further depreciated for the three months ended September 30, 2016.

Interest income

The interest income for the three months ended September 30, 2016, decreased by $0.13 million to $0.03million from $0.16 million for the same period of 2015. The interest income for the nine months ended September 30, 2016, increased by $0.3 million to $1.0 million from $0.7 million for the same period of 2015. The increase was primarily due to increased short term investments during the period.

Interest Expenses

The interest expenses for the three months ended September 30, 2016, decreased by $0.2 million to $0.2 million from $0.4 million for the same period of 2015. The interest expenses for the nine months ended September 30, 2016, decreased by $0.3 million to $0.5 million from $0.8 million for the same period of 2015, mainly due to decreased interest rate and decreased amount of average loans outstanding during the period. In addition, the interest expenses related to the discount of bank acceptance notes received from customers also decreased.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The current income tax rate used by the Company for the nine months ended September 30, 2016 is 15%.

Income tax expense was $0.4 million for the three months ended September 30, 2016, as compared to $0.4 million for the three months ended September 30, 2015. Income tax expense was $1.7 million for the nine months ended September 30, 2016, as compared to $2.2 million for the nine months ended September 30, 2015.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to both $0.4 million for the third fiscal quarter ended September 30, 2016 and 2015. Net income attributable to non-controlling interest in subsidiaries amounted to $1.2 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended September 30, 2016, increased by $1.2 million, to $3.2 million from $2.0 million for the fiscal quarter ended September 30, 2015 due to the factors discussed above. The net income attributable to stockholders for the nine months ended September 30, 2016, increased by $3.5 million, to $10.9 million from $7.4 million for the nine months ended September 30, 2015 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended September 30, 2016 and 2015, were $0.17 and $0.11, respectively. EPS, both basic and diluted, for the nine months ended September 30, 2016 and 2015, were $0.57 and $0.38, respectively. The increase was primarily due to increased sales and gross profit.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $7.5 million, as compared to cash and cash equivalents of $30.2 million as of December 31, 2015. The Company had working capital of $97.5 million on September 30, 2016, as compared to working capital of $169.8 million on December 31, 2015, reflecting current ratios of 1.80:1 and 2.73:1, respectively.

OPERATING - Net cash provided by operating activities was $3.3 million for nine months ended September 30, 2016 a decrease of $35.7 million, as compared with $39.0 million of net cash provided in operating activities in the same period in 2015. Such decrease was primarily due to the increased cash outflow resulted by changes in bank acceptance notes from customers and accounts receivable.

INVESTING - During the nine months ended September 30, 2016, the Company expended net cash of $44.1 million in investing activities mainly for short term investments. For the nine months ended September 30, 2015, the Company used net cash of $57.4 million in investing activities.

FINANCING - During the nine month period ended September 30, 2016, the cash used in financing activities was $70.4 million. Cash provided by financing activities was $10.5 million for the nine months ended September 30, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2016, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of September 30, 2016, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 14, 2016	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)