Form 10-K
period 2016-12-31
SORL Auto Parts Inc
filed 2017-03-31
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

NO.2666 KaiFaqu Avenue,

Ruili Industry Area,

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

Yes ☐ No ☑

State registrant’s revenues for its most recent fiscal year ended December 31, 2016: $272,120,504.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2016, the value was approximately $14,540,298.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of March 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, which is expected to be filed no later than 120 days after December 31, 2016, are incorporated by reference into Part III Items 10, 11, 12, 13 and of this report.

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

On January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”). The Ruili Group began its automotive air brake valve bustriness in 1987. The acquisition was accomplished by a transfer from the Ruili Group to Fairford of relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machineries, and the assumption of short and long term borrowings for a purchase price of $6,390,000. The consideration was based on a valuation provided by Ruian Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm. Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture. The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

On November 30, 2006, the Company completed a follow-on public offering of 4,285,714 shares of common stock at $7.25 per share. Gross proceeds were approximately $31.1 million. Net proceeds after approximately $2.2 million of underwriters’ commissions and approximately $0.7 million of related offering expenses were approximately $28.2 million. On December 13, 2006, Maxim Group LLC, the lead underwriter of this offering, exercised its over-allotment option in full to purchase an additional 642,857 shares of common stock. After deduction of the underwriter’s discount of approximately $0.3 million, the Company received approximately $4.3 million. The aggregate net proceeds to the Company of this offering were approximately $32.5 million, which included the approximate $4.3 million as a result of the exercise of the over-allotment option granted to the underwriters.

On December 8 and 26, 2006, pursuant to the terms of the Joint Venture Agreement, as revised, through Fairford, the Company invested $32.67 million in its operating subsidiary, the Joint Venture. To maintain its 10% interest in the Joint Venture, the Ruili Group increased its capital investment by $3.63 million. Accordingly, the Company continued to hold a 90% controlling interest in the operating subsidiary. Pursuant to the JV Agreement and the Joint Venture Agreement, as revised, the total paid-in capital of the Joint Venture increased from $7.1 million to $43.4 million.

On November 11, 2009 the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese individual investor. The new joint venture was named SORL International Holding, Ltd. ("SIH") based in Hong Kong. Fairford holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese individual investor holds a 10% interest. SIH is primarily devoted to expanding SORL's international sales network in the Asia-Pacific region and creating a larger footprint in Europe and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese individual investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

On May 5, 2016, through its principal operating subsidiary, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agreed to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility owned by the company, plus RMB501,000,000 (approximately $76,533,000) in cash.

The cash consideration in the amount of RMB481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use rights as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the Development Zone Facility. The total floor area of the Dongshan Facility is 58,714 square meters, which the Company purchased from the Ruili Group in 2007. The total floor area of the Development Zone Facility is 157,619 square meters, which will provide more manufacturing and service capacity to support the Company’s future growth. At the time of the purchase, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business. The lease was going to expire on December 31, 2017 and was terminated upon the completion of the purchase. The purchase of the Development Zone Facility would allow the Company to acquire full ownership and control over these important production facilities. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of the Development Zone Facility and the Dongshan Facility provided by DTZ/Cushman & Wakefield, a real estate appraisal firm. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively.

STRATEGIC PLAN

With the implementation of the Chinese IV Emission Standard in 2015, large quantities of used vehicles could not reach the standard requirements and were determined to be replaced, which contributed to substantial increase in auto parts sales for 2016. Additionally, in September 2016, the Chinese government strictly enforced the rule that vehicles must not be overloaded above weight limits, which resulted in higher demands in new vehicles that are capable of loading larger weight limits. The higher demands lead to increased sales in auto parts. In 2017, the Company expects the aforementioned law enforcements of emission standards and weight limits will continue to boost the needs in auto parts until demands of new vehicles are saturated. Based on the above analysis, the management projects the commercial vehicle market will have a slight increase in 2017. In 2017, our strategic plan includes these elements:

●	Enhance sales to the light truck market. The management projects that the mini-truck market will continuously have a moderate growth in 2017 compared to 2016 despite the decrease in the overall truck market.

●	Improve manufacturing technology and further computerize our manufacturing processes. We plan to continue improving our manufacturing process to enhance product quality. We believe that improvement of manufacturing technology will further automate and streamline our manufacturing processes, which could ultimately eliminate human error, increase manufacturing efficiency, lower production costs and at the same time ensure consistent quality of our products.

THE COMPANY’S PRODUCTS

Through the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related auto parts in China and internationally. Our products are principally used in different types of commercial vehicles, such as trucks and buses, and include an extensive range of products covering 65 categories and over 2,000 specifications in automotive brake systems. Automotive brake systems and other key safety related auto parts are essential components to ensure driving safety.

We seek to introduce new products, such as the braking system products for passenger vehicles and railway transportation vehicles. When working with a customer, our goal is to understand the need of each customer and utilize our extensive experience and innovative technology to deliver products that meet such need. We support our products with a full range of styling, design, testing and manufacturing capabilities, including just-in-time and in-sequence delivery.

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

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test (an ISO technical specification aiming to develop a quality management system which provides for continued improvement, emphasizing defect prevention and the reduction of variation and waste in the supply chain) conducted by the TUV CERT Certification Body of TUV Industries Service GmbH in 2004, and its annual review in 2013. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed include ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufacturers (“CAAM”) in 2016, China currently is still the world’s biggest automotive market and continued to expand, hitting an all-time high in 2016. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

According to the statistics published by the CAAM in 2016, China’s automobile output and sales volume both reached record high levels of 28.12 million and 28.03 million units, respectively, representing increases of 14.46% and 13.65% respectively compared to 2015. The output and sales volume of commercial vehicles increased by 8.01% to 3.70 million units and 5.80% to 3.65 million units, respectively.

The Chinese auto parts industry is highly fragmented. Management believes that the future development areas of China’s auto parts industry will likely include:

•	Keeping pace with the rapid development of new automobile technologies.
•	Meeting the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.
•	Partnering with OEM customers in the entire process from product design, development and production to cost control, quality control and final delivery.
•	Restructuring the industry and forming large auto parts manufacturing groups which will enhance the overall competitiveness of Chinese auto parts manufacturers when competing with leading international manufacturers.

MARKETS AND CUSTOMERS

We strengthened our sales and marketing efforts in 2016. The sales person headcounts for Chinese sales and international sales were 66 and 64, respectively. Products are sold under the “SORL” trademark, which we licensed on a royalty free basis from the Ruili Group. The Company renewed the license from Ruili Group in 2012 which currently expires in 2022. We have an agreement with the Ruili Group that the term of the license will be extended beyond 2022 as long as the registration for the trademark is renewed.

In general, the auto parts market can be divided into three segments: Chinese OEM Market, Chinese Aftermarket, and International Market. The above identified markets account for approximately 48.5%, 29.7% and 21.8%, respectively, of the Company’s annual sales for 2016.

Chinese OEM Market - We have established long-term business relationships with most of the major vehicle manufacturers in China. We sell our products to approximately 70 major vehicle manufacturers, including a majority of the key truck manufacturers in China. In addition to heavy-duty trucks, our products are also widely used in brake systems on buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already have incorporated our brake systems.

The table below presents comparative information for 2016 and 2015 of the Company’s top five OEM customers.

Ranking	Customer	% of 2016 Sales	Customer	% of 2015 Sales

1	FAW Jiefang Automotive Co., Ltd.	5.1%	FAW Jiefang Automotive Co., Ltd.	5.1%
2	Anhui Jianghuai Automobile Co., Ltd.	4.2%	Dongfeng Dana Axle Co., Ltd.(Shi Yan)	2.4%
3	FAW Jiefang Qingdao Automotive Co., Ltd.	3.4%	FAW Jiefang Qingdao Automotive Co., Ltd.	2.2%
4	Anhui Jianghuai Automobile Co., Ltd.	3.1%	Shaanxi Heavy Duty Automobile Co., Ltd.	1.9%
5	Shaanxi Heavy Duty Automobile Co., Ltd.	3.1%	Dongfeng Axle Co., Ltd.	1.6%

We continue to expand our business with Beiqi Foton Motor Co., Ltd., Dongfeng Motor Co., Ltd, and FAW Group, which ranked in the top ten highest sales commercial vehicle manufacturers in China during 2016. The Company is a “core supplier” to FAW Group, and a strategic partner with both Beiqi Foton Motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements). The Company achieved a new business breakthrough with several top tiered vehicle manufacturers such as Sinotruck and Shaanxi Automobile Group Co., Ltd, as we expanded our businesses with them from supplying only automotive electric components to delivering entire air-brake systems. Furthermore, Baotou Bei Ben Heavy-Duty Truck and Valin, two fast-growing companies in the heavy truck market, continued to be our major customers.

Chinese Aftermarket - The Company’s Chinese aftermarket sales network consists of 26 authorized distributors covering the following seven regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 26 authorized distributors sell only “SORL” products and further distribute the products through over 2,000 sub-distributors.

International Market – With decline in the truck production and currency depreciation in some countries in 2016, our export sales in 2016 decreased compared to 2015. Our strategies in the export market include the following:

•	We focus on both the international aftermarket and OEM customers at the same time.
•	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfurt, Equip Auto in Paris, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to attract new customers and new orders.
•	In December 2015, we divested all of our equity interest in SORL International Holding, Ltd., a joint venture we formed in 2009 in Hong Kong. Going forward, we plan to distribute our products in the Asia-Pacific region primarily through our in-house sales teams.
•	The Company strives to create a larger footprint in Europe and Africa with a target to create a truly global distribution network. The Company presently has international sales centers in the United Arab Emirates (“UAE”), the United States of America (“USA”), and Europe. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2016, our export sales accounted for 21.8% of total revenue. Products are exported to more than 104 countries and regions in the world. The table below presents comparative information for 2016 and 2015 of the Company’s top five international customers.

Ranking	Country	Customer Name	% of 2016 Sales	Country	Customer Name	% of 2015 Sales

1	USA	SAP	2.4%	USA	SAP	3.7%
2	India	HISHIKHA OVERSEAS	1.6%	India	HISHIKHA OVERSEAS	2.1%
3	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.4%	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.7%
4	USA	CARDONE	0.9%	USA	CARDONE	1.4%
5	USA	RUILI HYDRAULIC SYSTEMS	0.8%	EGYPT	NILE	0.8%

COMPETITION

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to vehicle manufacturers for the manufacture of new vehicles. Additionally, suppliers provide parts to other suppliers for use in the latter’s product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. Currently, vehicle manufacturers generally only engage in assembling but not manufacturing non-key automotive parts. Rather, they source these parts through a global network of suppliers. As a result, only those automotive parts manufacturers with large-scale production capacity, advanced technology and the ability to produce system and modules can supply their products to vehicle manufacturers directly. The automotive parts industry in China is fragmented and there are many small manufacturers who mainly target at the aftermarket. However, there are not many companies which have established both nationwide aftermarket sales networks and close relationships with leading OEM manufacturers. As the largest commercial vehicle air brake system manufacturer (by sales volume) in China, we have established long-term business relationships with many major automotive manufacturers in China, such as FAW Group (a.k.a. First Auto Group), Dongfeng Motors Group, Beiqi Foton Motor Co., Ltd., Baotou North-Benz Heavy Duty Truck Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd. The management believes that the keys for being a successful commercial vehicle air brake supplier are product quality, price competitiveness, development capability, new product development capacity, and timely delivery. We have strived to improve our competitiveness by recruiting highly qualified managers and employees, improving our product design capability and facilities, and providing better customer services.

Domestic Competition - Our major competitors in China are: VIE and CAFF, each as described below.

•	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, majorly supplied to OEMs, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion supplied to the aftermarket and export.

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd., or CAFF: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

•	Brand Name: As one of China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is known nationwide. SORL was awarded the “Well-Known Brand” issued by Chinese State Administration of Industry and Commerce.
•	Technology: We take technological innovation and leadership as the critical path to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We have also established a new state-of-the-art testing center in 2014, which strengthened our testing capability.
•	Product Development: Because our management has the belief that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US and Europe we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.
•	China Sales Networks: We have 26 authorized distributors covering seven regions in China. We help train their salespersons and improve their service quality. These authorized distributors in turn distribute “SORL” products through over 2,000 sub-distributors throughout China.

International Competition - In the international market, our largest competitors are Wabco Holdings, Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings, Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

•	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. The Company’s technology and manufacturing improvements have strengthened and our products’ performance-cost ratio is increasing.
•	Quick Adaptation to Local Markets: Through our international sales channels in the U.S. and Europe, we have been able to timely respond to local market needs.
•	Diversified Auto Products: In addition to braking system products for commercial vehicles, we also produce key safety products for passenger vehicles and braking system products for railway vehicles. This integrated product offering helps reduce customers’ transaction costs and incentivizes the customers to purchase such products from us.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2016, we had 265 technical staff members, 110 of whom possess Engineer or Senior Engineer qualifications. Our technical staff are divided as follows: 22 for information technology, 155 for new product development and design techniques, 23 for measurement and testing, and the remaining 65 for quality management.

Besides our own technical force, we also have cooperation arrangements with leading universities in the automotive engineering field, including:

•	In 2010, SORL created two new post-doctoral research programs. The first program is a partnership with the Automobile Institute of Jilin University. This program was established to conduct research on the recovery of electric vehicle braking energy. The second program is a partnership with the Beijing University of Technology. This program was established to conduct research on die-casting aluminum oxide film onto auto parts.
•	We have contracts with both Tongji University at Shanghai and Harbin Institute of Technology for co-development of electronically controlled braking systems and automotive master cable technology.
•	We have contracts with both Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University for information technology projects, including the development of application software for product design innovation and production management.

We have priority rights to acquire the intellectual properties that are developed pursuant to the arrangements with these universities. The financial arrangements as to amount and terms of payment vary depending on the type of project. Normally, we make an initial payment in the form of a research grant and then negotiate a payment schedule based upon development of the technology.

We also consult with the technical staff of the Ruili Group from time to time at a no-cost basis. We have collaborated with other industry research groups, such as the research centers of FAW Group and Dongfeng Group.

Capitalizing on these resources, we developed innovative products and technologies, such as a new type of clutch servo with sensor; a combined air dryer with a built-in temperature-control device and unloader; and an inner-breath spring chamber which enables internal air circulation.

We own a full range of processing equipment required for the development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, we are capable of designing and making over 90% of the devices, such as tools, jigs and molds, that are required for producing prototypes. Last but not the least, the partnerships with Tsinghua University and Zhejiang University in developing software for application in our new product design system have lead to substantial time savings in our new product development cycle.

Patented Technologies

We continue to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 544 issued patents and 647 patent applications worldwide.

Trademarks

Our principal trademark is “SORL”, which we currently license on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in the year of 2022 and we have an agreement with the Ruili Group that the term of the license will be extended as long as the registration for the trademark is renewed. The Ruili Group obtained the registration for “SORL” from the World Intellectual Property Organization and registered the trademark in the United States in 2007 as well.

PRODUCTION

Our production processes include fixture, jig and die making, aluminum alloy die casting, metal sheet stamping, numerical control cutting, welding, numerical control processing, surface treatment, filming, rubber/plastic processing, final assembly and packaging. We have state-of-the-art manufacturing and testing facilities sourced from the U.S., South Korea, Taiwan and mainland China, including computerized numerical control processing centers, computerized numerical control lathes, casting, stamping and cutting machines, automatic spraying and electroplating lines, cleaning machines, automatic assembly lines and three-dimensional coordinate measuring machines and projectors. We are seeking to realize automation to reduce production cost.

ENVIRONMENTAL COMPLIANCE

The Company is subject to the applicable requirements of U.S. federal, state, local and non-U.S. authorities, including China’s, environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although the Company intends to comply with all such requirements and regulations, it cannot assure that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have the tendency to become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its environmental cleanup costs and liabilities will not be material.

In 2006, we were granted ISO14001 certification on environmental management (ISO 14000 is a family of standards related to environmental management that exists to help organizations minimize the negative impact of their operations on the environment and comply with applicable environmental laws, regulations, and rules) and OHSAS18001 certification on health and safety management, which reflects the Company’s commitment to workplace safety, health and environmental protection. We conduct staff training to enhance awareness of environmental issues. We seek in all phases of our operations to employ practices for environment friendly production, reduction or prevention of pollution, and reduction of energy consumption and manufacturing costs. For example, noise intensity is listed as one of the criteria in the selection of new equipment; waste water is stored, purified and recycled in the production processes; and compressing machines are used in the disposal of aluminum and steel scraps, saving both storage space and power consumption.

During 2016, the Company did not make any material capital expenditures relating to environmental compliance.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally supplied from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2016, our three largest suppliers were Shanghai Bao Steel Trading Co., Ltd., Ningbo Bonded Area Hangzhou Steel Trading Co., Ltd., and Shanghai Jin Shi Material Trading Co., Ltd. which together accounted for 14.9% of the total purchase. None of the suppliers accounted for more than 10% of the total purchases.

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

For raw materials, other than steel and aluminum, we generally maintain from five to seven days of inventory at our warehouse.

RESEARCH AND DEVELOPMENT

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintain its pipeline of technologically advanced products.

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with a GDP growth rate for 2014, 2015 and 2016, of 7.4%, 6.9% and 6.7%, respectively.

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

Second, while the enforcement of substantive rights may appear less certain or reliable than under the legal system in the United States, foreign invested enterprises and wholly foreign-owned enterprises are Chinese registered companies that enjoy the same legal status as other Chinese registered companies in business-to-business dispute resolutions. Because the terms of the respective Articles of Association of the Joint Venture (“Articles of Association”) provide that all business disputes pertaining to foreign invested enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Joint Venture should not enjoy a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the Articles of Association, enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of foreign invested enterprises.

Economic Reform Issues

Although the Chinese government controls many productive assets in China, in the past several years the government has implemented economic reform measures which emphasize decentralization and encourage private economic activities. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;
•	The Chinese government will continue its pursuit of economic reform policies;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time; and
•	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has embarked on reforms of its economic structure. Because many reforms are unprecedented or experimental, they are subject to risks and setbacks. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities in per capita wealth between regions within China, could lead to further adjustment of the reform measures. This refining and adjustment process may negatively affect our operations.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 3,490 employees, all of whom are employed full time and are grouped as follows: 20 for quality control and quality check, 265 technical staffs, 153 sales and marketing staffs, 3,002 production workers and 50 administrative staffs. There are employment agreements with all of the employees. We believe that the employment contracts with all our employees comply with relevant laws and regulations of China. We are not subject to any collective bargaining agreement.

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

Resolution of Disputes Related to the Joint Venture

In the event of a dispute between the parties, attempts will be made to resolve the dispute through friendly consultation or mediation. In the absence of a friendly resolution, the parties have agreed that the matter will first be referred to the China International Economic and Trade Arbitration Commission in Beijing, China, whose decisions are final and enforceable in Chinese courts.

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

Risks Related to the Company

If the current financial crisis and the slowdown of the global economy continues, more countries may resort to protectionist measures which would negatively affect our export sales.

As a result of global economic conditions and little or no growth in many countries, there is a risk of increased international trade protectionism. Many countries would set up trade barriers which would negatively affect our export sales, as well as increase litigation risk in the countries to which our products are exported.

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

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operation of a hotel property and investment in the development of real property in China. The management of our Joint Venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our Joint Venture Agreement provides that the board of directors of the Joint Venture is comprised of three persons, two of whom are appointed by us and the remaining one is appointed by the Ruili Group. However, at this time, three of the directors of the Joint Venture, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shu Ping Chi, are also directors of us and the founders and executives of the Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain intellectual property rights and technology. As a result, conflicts of interest between us and the Ruili Group may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise the duty of loyalty and the duty of care in managing our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations. However, these production agreements typically contain a short lead time for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed production capacity levels. We strive for rapid response to customer demands, which can lead to reduced purchasing efficiency and increased material costs. If we are unable to sufficiently meet our customers’ demands, we may lose our customers. Moreover, failure to meet customer demands may impair our reputation and goodwill.

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

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2016, our three largest customers accounted for approximately 12.7% and 11.2% of our revenues in 2016 and 2015, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if one or more major customers stop purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property rights effectively which may be difficult particularly in China.

The success of our business depends on the legal protection of the intellectual property rights we hold. As of the fiscal year ended December 31, 2016, we own 544 patents and an additional 647 under application. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and/or know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our normal business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

Integrating an acquired company is a complex, distracting, time consuming and potentially expensive process. The successful integration of an acquisition target would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;
•	incorporate the acquired products or capabilities into ours from engineering, sales and marketing perspectives;
•	coordinate research and development efforts;
•	integrate and support pre-existing supplier, distribution and customer relationships; and
•	consolidate duplicate facilities and functions and combine administrative, accounting and order processing and supporting functions.

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

The automobile parts industry is highly competitive. Factors considered by our customers and potential customers include:

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

We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Ruian City, Wenzhou, Zhejiang Province, China. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, or natural disaster, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to lease, acquire or build alternative manufacturing facilities. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or look for replacement facilities and seek necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. Also, operating any new facilities may be more expensive than operating our current facility. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.

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

In 2016, approximately 29.7% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. Longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

In addition, employees, consultants, contractors and others may use trade secrets of others in their work for us or disclose our trade secrets to others. Any such conduct could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties. If any of these events occurs, our business will likely suffer and the market price of our common stock will likely decline.

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

The official currency of the PRC, Renminbi (RMB), is not a freely convertible currency and the restrictions on currency exchanges in China may limit our ability to use revenues generated in RMB to fund our business activities outside China or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, the PRC government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade-and service-related foreign exchange transactions, foreign debt service and payment of dividends. In accordance with the existing foreign exchange regulations in China, our PRC joint venture may pay dividends in foreign currencies, without pre-approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. The PRC government may, however, at its discretion, restrict access in the future to foreign currencies for current account transactions and prohibit us from converting our RMB-denominated earnings into foreign currencies. If this occurs, our PRC joint venture may not be able to pay us dividends in foreign currency without prior approval from SAFE. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing and our ability to make overseas acquisitions or investments.

Fluctuation in the value of RMB could adversely affect the value of, and dividends payable on, our shares in foreign currency terms.

The value of RMB is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank, based on the previous day’s interbank foreign exchange market rates in China and exchange rates on the world financial markets. The official exchange rate for the conversion of RMB into U.S. dollars remained stable until RMB was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. dollar. Under the new policy, RMB will be permitted to fluctuate within a band against a basket of foreign currencies. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a more volatile fluctuation in the value of RMB against the U.S. dollar, which may materially and negatively impact our costs of doing business and revenues from export sales.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile, which could result in a complete loss of your investment.

The market price for our common stock may be volatile, in response to factors such as:

•	actual or anticipated fluctuations in our quarterly operating results;
•	announcements of new products by us or our competitors;
•	changes in financial forecasts by securities analysts;
•	changes in the economic performance or market valuations of other companies involved in the production of automotive parts;
•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	intellectual property or other litigation; and
•	changes in conditions in the automotive market, including change in macroeconomic conditions or other development in the market, especially in China.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, hold approximately 47.1%, 5.9% and 5.9%, respectively, of the Company’s outstanding common stock as of December 31, 2016. As a result, these stockholders collectively are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

Because of the relatively small public float of our common stock, any sale of a large number of shares of our common stock, or the market perception that such a sale could occur, may significantly affect our stock price and could impair our ability to raise future capital.

Because of the relatively small public float of our common stock, any sale of a large number of shares of our common stock, or the perception that such sale could occur, may significantly affect our stock price and could impair our ability to raise future capital through an offering of equity securities. This could have an adverse effect on our business by restricting our access to working capital to fund growth and operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in Ruian City, Wenzhou Area, Zhejiang Province, the People’s Republic of China, which boasts many automotive parts production facilities similar to ours. On May 5, 2016, through its principal operating subsidiary, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agree to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility, plus RMB501,000,000 (approximately $76,533,000) in cash.

The cash consideration in the amount of RMB481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the Development Zone Facility. The total floor area of the Dongshan Facility is 58,714 square meters, which the Company purchased from the Ruili Group in 2007. The total floor area of the Development Zone Facility is 157,619 square meters, which will provide more manufacturing and service capacity to support the Company’s future growth. At the time of the purchase, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, of which the lease was going to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The purchase of the Development Zone Facility would allow the Company to acquire full ownership and control over these important production facilities. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of the Development Zone Facility and the Dongshan Facility provided by an independent real estate appraisal firm.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

On April 18, 2006, our shares of common stock began trading on the Nasdaq Capital Market under the symbol “SORL”. Subsequently, our shares of common stock began trading on the Nasdaq Global Market on November 21, 2006 under the symbol “SORL”. High and low sales prices per share of our common stock as reported on Nasdaq for each quarter ended during 2016 and 2015 are as follows:

Quarter Ended	High	Low

2016
First Quarter	$2.50	$1.45
Second Quarter	1.94	1.64
Third Quarter	4.47	1.70
Fourth Quarter	4.93	3.04

2015
First Quarter	$4.11	$2.82
Second Quarter	4.49	3.18
Third Quarter	3.36	1.75
Fourth Quarter	2.65	1.77

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Stockholders

At March 16, 2017, we had approximately 660 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

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

In December 2006, pursuant to the terms of the Joint Venture Agreement, as revised, through Fairford, SORL invested a further approximately $32.67 million in its operating subsidiary, the Joint Venture. To maintain its 10% shareholding in the Joint Venture, the Ruili Group increased its capital investment by approximately $3.63 million. SORL Auto Parts, Inc. continues to hold a 90% controlling interest in the operating subsidiary. Pursuant to the JV Agreement and the Joint Venture Agreement, as revised, the total paid-in capital of the Joint Venture increased from $7.1 million to $43.4 million.

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese individual investor. The new joint venture was named SORL International Holding, Ltd. ("SIH") based in Hong Kong. Fairford holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese individual investor holds a 10% interest. SIH is primarily devoted to expand SORL's international sales network in the Asia-Pacific region and create a larger footprint in Europe and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese individual investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

On May 5, 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agree to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility, plus RMB501,000,000 (approximately $76,533,000) in cash.

The cash consideration in the amount of RMB481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the Development Zone Facility. The total floor area of the Dongshan Facility is 58,714 square meters, which the Company purchased from the Ruili Group in 2007. The total floor area of the Development Zone Facility is 157,619 square meters, which will provide more manufacturing and service capacity to support the Company’s future growth. At the time of the purchase, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, of which the lease was going to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The purchase of the Development Zone Facility would allow the Company to acquire full ownership and control over these important production facilities. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of the Development Zone Facility and the Dongshan Facility provided by an independent real estate appraisal firm.

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

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the PRC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets and liabilities that, based on available evidence, is not expected to be realized.

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment. For the years ended December 31, 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year ended December 31, 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years ended December 31, 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate from the year ended December 31, 2009 through the year ended December 31, 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of "High-Tech Enterprise" designation by the government, according to relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate through the year ended December 31, 2014. In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continued to be taxed at the 15% tax rate in 2015 and 2016 and will be taxed at this rate in 2017.

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

RESULTS OF OPERATIONS

Revenue

The year ended December 31, 2016 as compared to the year ended December 31, 2015:

	Years Ended December 31,
		Percent of		Percent of
Sales	2016	Total sales	2015	Total sales
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$224.0	82.3%	$178.6	81.7%
Passenger vehicle brake systems, etc.	$48.1	17.7%	$40.0	18.3%

Total	$272.1	100.0%	$218.6	100.0%

Total sales were $272.1 million and $218.6 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of $53.5 million or 24.5% year over year. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM market and aftermarket.

The sales from commercial vehicle brake systems increased by $45.4 million or 25.4%, to $224.0 million for the year ended December 31, 2016, compared to $178.6 million for the same period of 2015. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems. The sales from passenger vehicle brake systems increased by $8.1 million or 20.3%, to $48.1 million for the year ended December 31, 2016, compared to $40.0 million for the same period of 2015. The increase was mainly due to the increase from the passenger vehicle market.

A breakdown of sales revenue for our three principal markets, Chinese OEM market, Chinese Aftermarket and International Market, in 2016 and 2015 is as follows:

	Years Ended December 31,
		Percent of		Percent of	Percentage
	2016	Total sales	2015	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$131.9	48.5%	$99.9	45.7%	32.0%
China Aftermarket	$80.9	29.7%	$57.7	26.4%	40.2%
International market	$59.3	21.8%	$61.0	27.9%	-2.8%

Total	$272.1	100.0%	$218.6	100.0%	24.5%

With the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by $32.0 million or 32.0%, from $99.9 million in 2015, to $131.9 million in 2016.

Our sales to the Chinese aftermarket increased by $23.2 million or 40.2%, to $80.9 million for the year of 2016, compared to $57.7 million for the year of 2015. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales decreased by $1.7 million or 2.8%, to $59.3 million for the year of 2016, as compared to $61.0 million for the same period of 2015. The decrease in export sales was mainly due to the truck production decline in some countries.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2016 increased to $199.2 million from $159.2 million for the year ended December 31, 2015, an increase of $40.0 million or 25.1%.

Gross profit for the year ended December 31, 2016, increased by $13.5 million or 22.7% to $72.9 million from $59.4 million for the year ended December 31, 2015, as a result of the increased sales.

Gross margin decreased by approximately 0.4%, from 27.2% in 2015 to 26.8% in 2016. To strengthen our competitiveness and increase our market share, we enhanced the price promotion in the fourth fiscal quarter of 2016.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2016 were $161.2 million, an increase of $31.2 million or 24.0%, from $130.0 million for the year ended December 31, 2015. The gross profit from commercial vehicle brake systems increased by 29.0% to $62.8 million for the year ended December 31, 2016 from $48.7 million for the year of 2015. Gross margin from commercial vehicle brake systems increased to 28.0% for the year ended December 31, 2016 from 27.2% in 2015. We intend to focus in 2016 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us maintain or increase our gross profit margins.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2016 were $38.0 million, an increase of $8.8 million or 30.0% from $29.2 million for the year ended December 31, 2015. The gross profit from passenger vehicle brake systems decreased by 5.7% to $10.1 million for the year of 2016 from $10.8 million for the year of 2015. Gross margin from passenger vehicle brake systems decreased to 21.1% for the year ended December 31, 2016 from 26.9% in 2015. To strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the year ended December 31, 2016.

Selling Expenses

Selling expenses were $29.8 million for the year ended December 31, 2016, as compared to $22.7 million for the year ended December 31, 2015, an increase of $7.2 million or 31.6%. The increase was mainly due to increased freight expense and packaging expenses as well as increased compensation for sales employees with the increase in sales. As a percentage of sales revenue, selling expenses increased to 11.0% for the year ended December 31, 2016, as compared to 10.4% for the same period in 2015.

General and Administrative Expenses

General and administrative expenses were $15.2 million for the year ended December 31, 2016, as compared to $14.1 million for the year ended December 31, 2015, an increase of $1.1 million or 7.8%. The increase was mainly due to the increased sales. As a percentage of sales revenue, general and administrative expenses increased to 5.6% for the year ended December 31, 2016, as compared to 6.4% for the same period in 2015.

Research and Development Expense

Research and development expense was $7.7 million for the year ended December 31, 2016, as compared with $7.4 million for the year ended December 31, 2015, an increase of $0.3 million or 5.0%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and developing electronically controlled products.

Impairment on Long-lived Assets

One office building was torn down in January 2016. The impairment on long-lived assets was $0.6 million for the year ended December 31, 2015. No impairment was recorded for the year ended December 31, 2016.

Other Operating Income

For the year ended December 31, 2016, other operating income was $3.0 million compared with $3.2 million for the year ended December 31, 2015, a decrease of $0.2 million or 5.1%. The decrease was due to a decrease in sales of raw material scrap for the year ended December 31, 2016.

Loss on Disposal of Subsidiary

On December 15, 2015, the Company sold its 60% equity interest in SIH, for a consideration of approximately US$77 (HK$600). The loss on disposal of SIH was $3.2 million for the year ended December 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $7.2 million for the year ended December 31, 2016, compared with depreciation and amortization expense of $7.4 million for the year ended December 31, 2015. The depreciation and amortization expense in RMB actually increased due to some new addition in PPE and the land and factory transaction with Ruili Group, however, with the versatile changes in exchange rate between USD and Chinese Yuan, the increase was offset by the change in currency exchange rate.

Interest Income

Interest income for the year ended December 31, 2016, decreased by $0.1 million to $1.0 million from $1.1 million for the same period of 2015, mainly due to decrease in short term investments during the periods.

Interest Expenses

The interest expenses for the year ended December 31, 2016 decreased by $0.4 million to $0.9 million from $1.3 million for the same period of 2015, mainly due to decreased interest expense related to fewer loans borrowed from banks and lower borrowing rates.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The Company increased its investment in the Joint Venture as a result of its financing in December 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment for the years 2007 and 2008. In those years, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the Company above its pre-tax income generated in the year 2006. This tax exemption was superseded as a result of the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment by the government, according to the relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate in 2012 through 2014. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.

Income tax expense of $3.3 million and $2.0 million was recorded for the year of 2016 and 2015, respectively.

Net Income Attributable to Non-controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. Net income attributable to non-controlling interest in subsidiaries amounted to $2.1 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

Net Income Attributable To Stockholders

The net income attributable to stockholders for the year ended December 31, 2016 increased by $5.9 million, to $19.2 million from $13.3 million for the year ended December 31, 2015 due to the increase in our sales and gross profit. Earnings per share (“EPS”), both basic and diluted, for 2016 and 2015, were $1.00 and $0.69 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

As of December 31, 2016, the Company had cash and cash equivalents of $8.1 million, a decrease of $22.2 million, as compared to cash and cash equivalents of $30.2 million at December 31, 2015. The Company had working capital of $100.3 million at December 31, 2016, a decrease of $69.5 million as compared to working capital of $169.8 million at December 31, 2015, reflecting current ratios of 1.72:1 and 2.73:1, respectively.

OPERATING - Net cash provided from operating activities was $5.4 million for the year ended December 31, 2016, as compared to $39.3 million of net cash provided by operating activities for the year ended December 31, 2015, a decrease of $33.9 million, primarily due to the increased cash outflow as a result of the change in accounts receivable and bank acceptance notes from customers.

INVESTING - For the year ended December 31, 2016, the Company generated net cash of $38.2 million in investing activities mainly for proceeds from short term investments. During the year ended December 31, 2015, the Company expended net cash of $32.9 million in investing activities.

FINANCING – For the year ended December 31, 2016, net cash used in financing activities was $66.8 million. Net cash provided by financing activities was $10.5 million for the year ended December 31, 2015.

The Company has taken a number of steps to improve the management of our cash flow. We place more emphasis on collection of accounts receivable from our customers, and we maintain good relationships with local banks. We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements in the foreseeable future.

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2016 and December 31, 2015, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of December 31, 2016, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2016, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any material market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is primarily RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In prior years, the RMB had been appreciating against the U.S. dollar. During the last couple of years, the RMB started to depreciate against the U.S. dollar.

Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses are translated using the average rate for the period. Therefore, we are subject to foreign exchange risk. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. The Company is adopting strategies to reduce the foreign exchange risk, such as diversifying currencies used in export sales and negotiating export contracts with fixed exchange rates. However, we cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business results of operations and financial condition.

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

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SORL Auto Parts, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. We have also audited the parent company financial statements for the years ended December 31, 2016 and 2015 included in Schedule I. These consolidated financial statements and parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the parent company financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SORL Auto Parts, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and December 31, 2015

	December 31, 2016		December 31, 2015

Assets
Current Assets
Cash and cash equivalents	US$	8,057,155	US$	30,230,828
Accounts receivable, net, including $5,025,509 and $- from related parties at December 31, 2016 and 2015, respectively		102,129,294		71,823,328
Bank acceptance notes from customers		42,697,276		22,870,791
Short term investments		-		61,007,709
Inventories, net		65,776,517		73,661,860
Prepayments		10,797,601		3,350,607
Current portion of prepaid capital lease interest		-		93,458
Restricted cash		5,476,621		785,999
Other current assets		1,124,608		1,241,864
Deferred tax assets		3,210,575		2,909,729
Total Current Assets		239,269,647		267,976,173

Property, plant and equipment, net		53,737,706		37,561,905
Land use rights, net		8,309,333		13,232,149
Intangible assets, net		11,438		23,854
Security deposits on lease agreement		-		1,759,975
Total Non-Current Assets		62,058,477		52,577,883
Total Assets	US$	301,328,124	US$	320,554,056

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $1,953,707 and $1,133,537 due to related parties at December 31, 2016 and 2015, respectively.	US$	65,672,626	US$	35,292,277
Deposit received from customers		22,733,742		20,012,087
Short term bank loans		27,416,376		23,367,207
Income tax payable		996,522		-
Accrued expenses		20,103,392		13,870,587
Capital lease obligations		-		3,519,949
Other current liabilities		2,013,943		2,067,449
Total Current Liabilities		138,936,601		98,129,556

Total Liabilities		138,936,601		98,129,556

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2016 and 2015		-		-
Common stock - $0.002 par value; 50,000,000 authorized,
19,304,921 issued and outstanding as of
December 31, 2016 and 2015		38,609		38,609
Additional paid-in capital		(28,582,654)		42,199,014
Reserves		15,129,935		13,207,972
Accumulated other comprehensive income		6,117,042		15,662,639
Retained earnings		146,352,530		129,055,099
Total SORL Auto Parts, Inc. Stockholders' Equity		139,055,462		200,163,333
Noncontrolling Interest In Subsidiaries		23,336,061		22,261,167
Total Equity		162,391,523		222,424,500
Total Liabilities and Equity	US$	301,328,124	US$	320,554,056

The accompanying notes are an integral part of these consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Years Ended on December 31, 2016 and 2015

	2016		2015

Sales	US$	272,120,504	US$	218,656,886
Include: sales to related parties		13,436,421		7,781,763
Cost of sales		199,216,223		159,246,468
Gross profit		72,904,281		59,410,418

Expenses:
Selling and distribution expenses		29,837,757		22,681,469
General and administrative expenses		15,206,423		14,100,715
Impairment on long-lived assets		-		561,847
Research and development expenses		7,709,533		7,358,563
Loss on disposal of subsidiary		-		3,170,821
Total operating expenses		52,753,713		47,873,415

Other operating income, net		3,041,701		3,204,286

Income from operations		23,192,269		14,741,289

Interest income		1,047,667		1,102,447
Government grants		832,264		768,607
Other income		1,244,078		2,217,204
Interest expenses		(887,097)		(1,269,091)
Other expenses		(807,858)		(1,000,613)

Income before provision for income taxes		24,621,323		16,559,843

Provision for income taxes		3,266,413		2,034,776

Net income	US$	21,354,910	US$	14,525,067

Net income attributable to noncontrolling interest in subsidiaries		2,135,516		1,216,581

Net income attributable to common stockholders	US$	19,219,394	US$	13,308,486

Comprehensive income:

Net income	US$	21,354,910	US$	14,525,067
Foreign currency translation adjustments		(10,606,219)		(13,194,113)
Comprehensive income		10,748,691		1,330,954
Comprehensive income attributable to noncontrolling interest in subsidiaries		1,074,894		(123,965)
Comprehensive income attributable to common shareholders	US$	9,673,797	US$	1,454,919

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	1.00	US$	0.69

EPS - diluted	US$	1.00	US$	0.69

The accompanying notes are an integral part of these consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years Ended on December 31, 2016 and 2015

	2016		2015

Cash Flows From Operating Activities
Net Income	US$	21,354,910	US$	14,525,067
Adjustments to reconcile net income to net cash
provided by operating activities:

Allowance for doubtful accounts		395,491		2,042,952
Depreciation and amortization		7,239,908		7,409,441
Deferred income tax		(502,903)		(1,183,270)
Gain on disposal of property and equipment		-		(47,556)
Loss on disposal of subsidiary		-		3,170,821
Impairment on long-lived assets		-		561,847

Changes in assets and liabilities:
Account receivable		(39,422,631)		(10,617,554)
Bank acceptance notes from customers		(21,991,160)		(6,446,881)
Other currents assets		(291,979)		(412,073)
Inventories, net		3,281,901		5,100,033
Prepayments		(7,366,749)		299,376
Prepaid capital lease interest		90,373		273,896
Accounts payable and bank acceptance notes to vendors		31,988,447		22,657,753
Income tax payable		1,314,808		(1,372,293)
Deposits received from customers		4,135,536		2,126,933
Other current liabilities and accrued expenses		5,201,618		1,225,759
Net Cash Flows Provided By Operating Activities		5,427,570		39,314,251

Cash Flows From Investing Activities
Change in short term investments		58,993,591		(29,015,636)
Acquisition of property, equipment, plant and land use right		(15,889,693)		(3,062,369)
Proceeds of disposal of property and equipment		-		47,571
Advance to related party		(18,247,384)		-
Repayment from related party		18,247,384		-
Change in restricted cash		(4,897,377)		(809,344)
Cash paid for disposal of subsidiary		-		(99,915)
Net Cash Flows Provided by (Used In) Investing Activities		38,206,521		(32,939,693)

Cash Flows From Financing Activities
Proceeds from bank loans		53,895,058		38,313,044
Repayment of bank loans		(48,153,831)		(24,218,204)
Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control		(70,781,668)		-
Repayment of capital lease		(1,779,040)		(3,624,493)
Net Cash Flows Provided By (Used In) Financing Activities		(66,819,481)		10,470,347

Effects on changes in foreign exchange rate		(1,011,717)		(623,674)

Net change in cash and cash equivalents		(22,173,673)		16,221,231

Cash and cash equivalents- beginning of the year		30,230,828		14,009,597

Cash and cash equivalents - end of the year	US$	8,057,155	US$	30,230,828

Supplemental Cash Flow Disclosures:
Interest paid	US$	807,587	US$	1,108,388
Income taxes paid	US$	3,284,070	US$	4,590,244

Non-cash Investing and Financing Transactions
Transfer of plant and land use right to entity under common control	US$	17,342,372	US$	-
Liabilities assumed in connection with the plant and land use right exchange	US$	5,351,196	US$	-

The accompanying notes are an integral part of these consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Years Ended December 31, 2016 and 2015

						Accumulated	Total SORL Auto
			Additional			Other	Parts, Inc.
	Number of Share	Common Stock	Paid-in Capital	Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2014	19,304,921	$38,609	$42,199,014	$12,019,532	$116,935,053	$27,516,206	$198,708,414	$21,481,216	$220,189,630
Disposal of subsidiary	-	-	-	-	-	-	-	903,916	903,916
Net income	-	-	-	-	13,308,486	-	13,308,486	1,216,581	14,525,067
Foreign currency translation adjustment	-	-	-	-	-	(11,853,567)	(11,853,567)	(1,340,546)	(13,194,113)
Transfer to reserve	-	-	-	1,188,440	(1,188,440)	-	-	-	-
Balance as of December 31, 2015	19,304,921	38,609	42,199,014	13,207,972	129,055,099	15,662,639	200,163,333	22,261,167	222,424,500

Net income	-	-	-	-	19,219,394	-	19,219,394	2,135,516	21,354,910

Foreign currency translation adjustment	-	-	-	-	-	(9,545,597)	(9,545,597)	(1,060,622)	(10,606,219)

Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control	-	-	(70,781,668)	-	-	-	(70,781,668)	-	(70,781,668)

Transfer to reserve	-	-	-	1,921,963	(1,921,963)	-	-	-	-

Balance as of December 31, 2016	19,304,921	$38,609	$(28,582,654)	$15,129,935	$146,352,530	$6,117,042	$139,055,462	$23,336,061	$162,391,523

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”), a Delaware corporation incorporated on March 24, 1982, is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture” or “Ruian”). The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 65 categories and over 2,000 different specifications.

The Joint Venture was formed in the People’s Republic of China (“PRC” or “China”) as a Sino-Foreign joint venture on January 17, 2004, pursuant to the terms of a Joint Venture Agreement between the Ruili Group Co., Ltd. (the “Ruili Group”), a related party under common control, and Fairford Holdings Limited (“Fairford”), a wholly owned subsidiary of the Company. The Ruili Group was, incorporated in China in 1987 and specializes in the development, production and sale of various kinds of automotive parts. Fairford and the Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture.

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

The consolidated financial statements include the accounts of SORL Auto Parts, Inc. and its majority owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of income and comprehensive income from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of income and comprehensive income.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short term investments, accounts receivables and payables, prepaid expenses, deposits and other current assets, short term bank loans, deposit received from customers and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

f.	FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

i)	Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC. The Company has no customer that accounts for more than 10.0% of its total revenues for the year ended December 31, 2016.

ii)	Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

iii)	Interest rate risk - The interest rate of short-term bank borrowings obtained in 2016 ranged from 0.55% to 4.57% and the term ranged from approximately six months to one year. The Company’s income and cash flows are substantially independent of changes in market interest rates.

g.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	SHORT TERM INVESTMENTS

The Company’s short term investments include term deposits with an original maturity from three months to one year with financial institutions.

Term deposits in the amount of $21,667,802 (RMB 140,000,000) were pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from March 24, 2015 to March 24, 2016. As of December 31, 2016, the term deposits matured and the pledge was released as the credit line was fully paid off by Ruili Group.

Term deposit in the amount of $6,190,800 (RMB 40,000,000) was pledged as security interest for the bank acceptance notes payable issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of December 31, 2016, the term deposit matured and the pledge was released as the bank acceptance notes payable were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

Term deposit in the amount of $3,317,650 (RMB 22,000,000) was pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from January 13, 2016 to July 13, 2016. As of December 31, 2016, the term deposit matured and the pledge was released as the credit line was fully paid off by Ruili Group.

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

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the estimated useful life of 40 years.

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

Intangible assets represent mainly the patent of technology. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

o.	ACCOUNTS RECEIVABLES AND ALLOWANCE FOR BAD DEBTS

The Company presents accounts receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to being uncollectible.

The allowances are calculated based on a detailed review of certain individual customer accounts, historical collectibiliity rates, a general provision based on aging and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company will write off the uncollectible receivables once any customers are bankrupt or there is a remote possibility that the Company will collect the outstanding balance. The write-off must be reported to the local tax authorities and the Company must receive official approval from them. To date, the Company has not written off any account receivables.

p.	NOTES RECEIVABLE

Notes receivable, generally due within six months, are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest. As of December 31, 2016, notes receivables in the amount of $32,916,198 were pledged to endorsing banks to issue bank acceptance notes. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes. The Company incurred discount fees of $135,329 and $538,517 for the years ended December 31, 2016 and 2015, respectively, which were included in interest expenses.

q.	REVENUE RECOGNITION

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collection is probable. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

r.	INCOME TAXES

The Company accounts for income taxes under the provision of FASB ASC 740-10, Income Taxes, or ASC 740-10, whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

s.	FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in RMB, the currency of the PRC. The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in translating financial statement amounts from RMB to the Company’s reporting currency, U.S. dollars (“US$”). All assets and liabilities are translated at the current rate. The stockholders’ equity accounts are translated at the appropriate historical rate. Revenue and expenses are translated at average exchange rates during the period.

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

Research and development costs are classified as general and administrative expenses and are expensed as incurred. Research and development expenses were $7,709,533 for the year ended December 31, 2016, as compared with $7,358,563 for the year ended December 31, 2015.

v.	SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $6,529,999 and $4,428,406 for the years ended December 31, 2016 and 2015, respectively.

w.	ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $239,301 and $285,844 for the years ended December 31, 2016 and 2015, respectively.

x.	WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $2,503,950 and $2,047,684 for the years ended December 31, 2016 and 2015, respectively.

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

bb.	GOVERNMENT GRANTS

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

cc.	SEGMENT REPORTING

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2016 and 2015, the Company operated in two reportable business segments: (1) commercial vehicles brake systems (2) passenger vehicles brake systems.

dd.	DISPOSAL OF SUBSIDIARY

On December 15, 2015, the Company entered into an agreement to dispose of its entire 60% equity interest in its subsidiary, SIH, to the Taiwanese individual investor who holds a 10% interest in SIH for a consideration of approximately $77 (HK$600).

The Company determined that the disposal of SIH did not constitute a discontinued operation as it did not represent a strategic shift and the operation capacity of SIH was absorbed by the Joint Venture, the other subsidiary of the Company.

ee.	RECENTLY ISSUED FINANCIAL STANDARDS

On April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

On May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. The amendment is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. These amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The amendments in this ASU is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from four other related parties, Guangzhou Ruili Kormee Automotive Electronic Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Vehicle Brake Co., Ltd. (“Ruian Kormee”), Ruili MeiLian Air Management System (LangFang) Co., Ltd (Ruili MeiLian) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee and Ruili Meilian are controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee and Ruian Kormee.

The following related party transactions occurred for the years ended December 31, 2016 and 2015:

	For Years Ended December 31,
	2016	2015
PURCHASES FROM:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$793,861	$1,488,151
Ruian Kormee Vehicle Brake Co., Ltd.	1,329,135	765,971
Ruili MeiLian Air Management System (LangFang) Co., Ltd	1,787,921	—
Shanghai Dachao Electric Technology Co., Ltd.	110,446	80,603
Ruili Group Co., Ltd.	4,011,206	3,199,511
Total Purchases	$8,032,569	$5,534,236

SALES TO:
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	$719,419	$946,061
Ruian Kormee Vehicle Brake Co., Ltd.	37,325	38,753
Ruili Group Co., Ltd.	13,436,421	7,781,763
Total Sales	$14,193,165	$8,766,577

During the years ended December 31, 2016 and 2015, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee represent sales of scrap materials and the related operating results were included in other operating income, net in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	December 31,	December 31,
	2016	2015
ACCOUNTS RECEIVABLE FROM RELATED PARTIES
Ruili Group Co., Ltd.	$4,361,010	$—
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	664,499	—
Total	$5,025,509	$—

ACCOUNTS PAYABLE AND BANK ACCEPTANCE NOTES TO RELATED PARTIES
Ruian Kormee Vehicle Brake Co., Ltd.	$628,310	$340,175
Guangzhou Kormee Vehicle Brake Technology Development Co., Ltd.	—	75,968
Shanghai Dachao Electric Technology Co., Ltd.	100,441	19,751
Ruili MeiLian Air Management System (LangFang) Co., Ltd	1,224,956	—
Ruili Group Co., Ltd.	—	697,643
Total	$1,953,707	$1,133,537

During the year ended December 31, 2016, the Company provided an interest- free borrowing of $18,247,384 to Ruili Group for its working capital purposes. The borrowing was fully repaid as of December 31, 2016.

The Company also entered into several lease agreements with related parties, see Note 18 for more details.

During the years ended December 31, 2016 and 2015, the Company borrowed labor from Ruili Group and incurred wage expenses of $0 and $5,052,213, respectively. The wage payable to the labor borrowed from Ruili Group was distributed to the labor directly by the Company and was not included in the payables to Ruili Group.

In addition, the Company pledged a 6-month fixed term deposit of RMB 22,000,000 (approximately $3,317,650) with a maturity date of July 13, 2016 for the credit line granted to Ruili Group by Bank of Ningbo. As of December 31, 2016, the term deposit matured and the pledge was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 168,000,000 (approximately $25,871,627) for the period from March 24, 2015 to March 24, 2016. As of December 31, 2016, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Everbright Bank in the amount of RMB 60,000,000 (approximately $9,239,867) for a period from February 26, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of December 31, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 54,000,000 (approximately $8,315,880) for a period from September 22, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of December 31, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company pledged its term deposit of RMB 40,000,000 (approximately $6,159,911) for the bank acceptance notes issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of December 31, 2016, the term deposit matured and the pledge was released as the bank acceptance notes payable were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

The Company provided a guarantee for the credit line granted to Ruili Group by the Bank of Ningbo in the amount of RMB 108,000,000 (approximately $17,182,404) for the period from August 22, 2014 to August 21, 2015. The pledge term ends two years after the main borrowing contract expires. As of December 31, 2016, the guarantee was released as the credit line was paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in the amount of RMB 150,000,000 (approximately $21,623,180) for the period from May 30, 2016 to May 14, 2017.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. As of Decemer 31, 2016, the credit line was replaced by the one issued by the same bank in the the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016, the guarantee of which was continued to be provided by the Company.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 200,000,000 (approximately $28,830,907) for the period from May 22, 2016 to May 22, 2017.

On September 28, 2007, the Company purchased the land use rights and factory facilities located at No. 1169 Yumeng Road, Rui'an Economic Development Zone, Rui'an City, Zhejiang Province, the People's Republic of China (collectively, the “Dongshan Facility”) from Ruili Group for an aggregate purchase price of approximately $20 million, including buildings with historical values of approximately $6.7 million and land use rights with historical values of approximately $14.0 million. A third party real estate appraisal firm appraised the total asset value at RMB 154 million (approximately $20.4 million). RMB 69.4 million (approximately $9.1 million) of the purchase price was paid on a transfer of the Company's existing project and prepayment of land use rights. The remaining balance was paid by the cash and a bank credit line. At the time of the transfer described below, the Company did not obtain the land use right certificate nor the property ownership certificate of the buildings, and the Company reserved the relevant tax amount of RMB4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability.

On May 5, 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement (the “Purchase Agreement”) with Ruili Group, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agreed to transfer back to the Ruili Group the Dongshan Facility owed by the Company, plus RMB501,000,000 (approximately $76,533,000) in cash. The total floor areas of the Dongshan Facility and the Development Zone Facility are 58,714 square meters and 157,619 square meters, respectively.

The cash consideration in the amount of RMB 481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments, and the remaining RMB 20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the Development Zone Facility. At the time of the purchase, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, of which the lease was going to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The purchase of the Development Zone Facility would allow the Company to acquire full ownership and control over these important production facilities. The transaction was approved by a committee of independent directors of the Company based on the valuation reports issued by a third party real estate appraisal firm. According to the reports, the value of the Dongshan Facility and Development Zone Facility was RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. The Company reserved the relevant tax of RMB 15.0 million (approximately $2.3 million) based on a 3% tax rate on the consideration paid in the transaction.

Since the Purchase Agreement was entered into between entities under common control, the transaction was recorded at historical costs. The excess of total cash consideration over the difference between the carrying value of assets received and assets transferred to Ruili Group, was reflected as a reduction of shareholders’ equity.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2016	2015
Accounts receivable	$113,815,711	$83,898,730
Less: allowance for doubtful accounts	(11,686,417)	(12,075,402)

Account receivable balance, net	$102,129,294	$71,823,328

No customer individually accounted for more than 10% of our revenues or accounts receivable for the years ended December 31, 2016 and 2015. The changes in the allowance for doubtful accounts at December 31, 2016 and December 31, 2015 were summarized as follows:

	December 31, 2016	December 31, 2015
Beginning balance	$12,075,402	$6,475,587
Add: Increase to allowance	395,491	6,025,485
Less: Accounts written off	—	—
Effects on changes in foreign exchange rate	(784,476)	(425,670)

Ending balance	$11,686,417	$12,075,402

In connection with the disposal of SIH in December 2015, the Company estimated it would be difficult to collect the accounts receivable from SIH as it no longer retained the control. Therefore, the Company fully allowed the accounts receivables from SIH. $4,320,748 out of the increase to allowance was related to the allowance for doubtful accounts from SIH and was included in loss on disposal of subsidiary.

NOTE 6 - INVENTORIES, NET

On December 31, 2016 and December 31, 2015, inventories consisted of the following:

	December 31, 2016	December 31, 2015
Raw Materials	$20,121,513	$13,038,945
Work-in-process	14,843,653	28,786,709
Finished Goods	30,811,351	31,836,206

Less: Write-down of inventories	—	—
Total Inventory	$65,776,517	$73,661,860

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, on December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Machinery	$87,694,677	$50,680,639
Molds	1,257,841	1,343,730
Office equipment	2,021,982	2,077,411
Vehicles	2,246,203	1,983,028
Buildings	15,826,738	7,756,917
Machinery held under capital lease	-	29,012,601
Leasehold improvements	458,566	489,878
Sub-total	109,506,007	93,344,204

Less: accumulated depreciation	(55,768,301)	(55,782,299)
Property, plant and equipment, net	$53,737,706	$37,561,905

Depreciation expense charged to operations was $6,943,941 and $7,029,214 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the management identified one of the buildings of the Dongshan Facility with carrying value of $545,642, net of accumulated depreciation of $322,388 as of December 31, 2015, was no longer able to be utilized for its intended use. The building was subsequently torn down in January 2016. The Company recorded the impairment on long-lived assets for the amount of $561,847.

In connection with the execution of the Purchase Agreement in May 2016, the Company exchanged the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility, including buildings with historical value of approximately $15.8 million. As of the filing date, the Company has not obtained the property ownership certificate of the buildings of the Development Zone Facility. Also see Note 4 for more details.

NOTE 8 – LAND USE RIGHTS

	December 31, 2016	December 31, 2015
Cost	$8,473,362	$16,182,560
Less: Accumulated amortization	(164,029)	(2,950,411)
Land use rights, net	$8,309,333	$13,232,149

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.

In connection with the execution of the Purchase Agreement in May 2016, the Company exchanged the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility, including land use rights with historical value of approximately $8.5 million. As of the filing date, the Company has not obtained the land use right certificate of the Development Zone Facility. Also see Note 4 for more details.

Amortization expenses were $284,717 and $368,247 for the years of 2016 and 2015, respectively.

NOTE 9 - INTANGIBLE ASSETS

Gross intangible assets were $159,744, less accumulated amortization of $148,306 for net intangible assets of $11,438 as of December 31, 2016. Gross intangible assets were $178,751, less accumulated amortization of $154,897 for net intangible assets of $23,854 as of December 31, 2015. Amortization expenses were $11,250 and $11,980 for the years ended December 31, 2016 and 2015, respectively. Future estimated amortization expense is as follows:

2017	2018	2019	2020	2021	Thereafter
$8,291	$3,147	$-	$-	$-	$-

NOTE 10 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Raw material suppliers	$5,799,649	$3,210,160
Equipment purchases	4,997,952	140,447

Total prepayments	$10,797,601	$3,350,607

NOTE 11- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2016 and December 31, 2015 comprise of the following:

	December 31, 2016	December 31, 2015
Deferred tax assets - current
Allowance for doubtful accounts	$1,798,894	$1,860,379
Revenue (net of cost)	76,719	45,815
Unpaid accrued expenses	357,352	180,174
Warranty	977,610	875,751
Deferred tax assets	3,210,575	2,962,119
Valuation allowance	―	―
Net deferred tax assets - current	$3,210,575	$2,962,119

Deferred tax liabilities - current
Others	―	52,390
Deferred tax liabilities - current	―	52,390

Net deferred tax assets - current	$3,210,575	$2,909,729

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

NOTE 12 – SHORT TERM BANK LOANS

Bank loans represented the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Secured	$27,416,376	$23,367,207

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, and China Construction Bank, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the year ended December 31, 2016 ranged from 0.55% to 5.35% per annum. The maturity dates of the loans existing as of December 31, 2016 ranged from April 28, 2017 to December 23, 2017. As of December 31, 2016 and 2015, the Company’s accounts receivables of $4,484,755 and $15,836,158, respectively, were pledged as collateral under loan arrangements. The interest expense for short-term bank loans were $751,768 and $730,574 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, corporate or personal guarantees provided for those bank loans were as follows:

$1,987,891	Pledged and guaranteed by Ruili Group, a related party, with its land and buildings. Guaranteed by Ruili Group, a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$2,816,780	Pledged and guaranteed by Ruili Group, a related party, with its land and buildings. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$11,052,328	Guaranteed by Ruili Group., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$5,793,196	Guaranteed by Ruili Group, a related party.

NOTE 13 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Accrued payroll	$6,267,794	$4,049,357
Accrued warranty expenses	6,517,402	5,838,343
Other accrued expenses	7,318,196	3,982,887
Total accrued expenses	$20,103,392	$13,870,587

NOTE 14 –CAPITAL LEASE OBLIGATIONS

	December 31, 2016		December 31, 2015
Total capital lease obligations	$	―		$3,519,949
Less: current portion		―		(3,519,949)
Non-current portion	$	―	$	―

On September 13, 2011, the Company entered into a leasing agreement with International Far Eastern Leasing Co., Ltd., a subsidiary of China Sinochem Corporation, for a term of 60 months and an interest rate of 7.95% per annum, payable monthly in arrears. To reduce the financing expense, the Company entered into a new leasing agreement with International Far Eastern Leasing Co., Ltd. in December 2012 and terminated the original agreement. The lease inception date of the new lease agreement is January 4, 2013 and the termination date is January 4, 2017. The duration of the new agreement is 48 months with an interest rate of 6.4% per annum and is secured with the Company’s equipment in the original cost of $28,396,853. The capital lease obligation obtained by the Company is RMB 91,428,571 (approximately $14,545,950) and the Company is required to maintain a security deposit of RMB 11,428,571 (approximately $1,818,244). The Company prepaid all interests of RMB 10,705,357 (approximately $1,703,212) after the discount and is obligated for the payment of RMB 1,904,761.9 (approximately $303,041) monthly. The prepaid interest for capital lease obligation is amortized over the life of capital lease agreement using the effective interest method. As of December 31, 2016, the lease expired and all the capital lease obligation was paid off.

NOTE 15 – RESERVE

The reserve funds were comprised of the following:

	December 31, 2016	December 31, 2015
Statutory surplus reserve fund	$15,129,935	$13,207,972
Total	$15,129,935	$13,207,972

Pursuant to the relevant laws and regulations of Sino-Foreign joint venture enterprises, the profits of the Company's subsidiary, which are based on its PRC statutory financial statements, are available for distribution in the form of cash dividends after it has satisfied all the PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations.

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the years ended on December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
US statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
HK statutory income tax rate	16.50%	16.50%
Valuation allowance recognized with respect to the loss in the HK company	-16.50%	-16.50%
China statutory income tax rate	25.00%	25.00%
Effect of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-2.88%	-3.33%
Effects of expenses not deductible for tax purposes	0.61%	1.26%
Other items	0.54%	-0.64%
Effective tax rate	13.27%	12.29%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit or burden recorded for the entity located in U.S. The tax authority may examine the tax returns of the Company three years after the year ended. In the years of 2016 and 2015, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	December 31, 2016	December 31, 2015

Current	$2,763,510	$3,179,989
Deferred	502,903	(1,145,213)

Total	$3,266,413	$2,034,776

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2016 and 2015.

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

Net income attributable to non-controlling interest in subsidiaries amounted to $2,135,516 and $1,216,581 for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
10% non-controlling interest in Ruian	$2,135,516	$1,320,489
40% non-controlling interest in SIH	—	(103,908)

Total	$2,135,516	$1,216,581

NOTE 18 – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group to rent two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The lease term is from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB2,100,000 (approximately $333,688).

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease term is from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 89,229 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term is from September 2009 to August 2020. This lease was amended in 2013. The amended lease term is from January 1, 2013 to December 31, 2017. The annual lease expense is RMB8,137,680 (approximately $1,293,070). The lease was terminated in May 2016 when the Developed Zone Facility was purchased by the Company. Also see Note 4 for more details.

The lease expenses were $716,656 and $1,623,405 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, future minimum rental payments are as follows:

	2017	2018	2019	2020	2021	Thereafter

Operating Lease Commitments	$302,725	$302,725	$302,725	$302,725	$302,725	$302,724

NOTE 19 – WARRANTY CLAIMS

Warranty claims were $2,503,950 and $2,047,684 for the years ended December 31, 2016 and 2015, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the year ended December 31, 2016 is as follows:

Beginning balance at January 1, 2016	$5,838,343
Aggregate increase for new warranties issued during current period	2,503,950
Aggregate reduction for payments made and effect of exchange rate fluctuation	(1,824,891)
Ending balance at December 31, 2016	$6,517,402

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

	Years Ended December 31,
	2016	2015

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$223,995,265	$178,672,655
Passenger vehicles brake systems	48,125,239	39,984,231
Net sales	$272,120,504	$218,656,886
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—
Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$62,760,714	$48,652,822
Passenger vehicles brake systems	10,143,567	10,757,596
Gross profit	$72,904,281	$59,410,418

OPERATING EXPENSES
Selling and distribution expenses	29,837,757	22,681,469
General and administrative expenses	15,206,423	14,100,715
Impairment on long-lived assets	-	561,847
Research and development expenses	7,709,533	7,358,563
Loss on disposal of subsidiary	-	3,170,821
Total operating expenses	52,753,713	47,873,415

Other operating income, net	3,041,701	3,204,286

Income from operations	23,192,269	14,741,289

Interest income	1,047,667	1,102,447
Government grants	832,264	768,607
Other income	1,244,078	2,217,204
Interest expenses	(887,097)	(1,269,091)
Other expenses	(807,858)	(1,000,613)
Income before income tax expense	$24,621,323	$16,559,843

CAPITAL EXPENDITURE
Commercial vehicles brake systems	$13,078,806	$2,511,143
Passenger vehicles brake systems	2,810,887	551,226
Total	$15,889,693	$3,062,369
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$5,959,168	$6,054,254
Passenger vehicles brake systems	1,280,740	1,355,187
Total	$7,239,908	$7,409,441

	December 31, 2016	December 31, 2015

TOTAL ASSETS
Commercial vehicles brake systems	$248,023,179	$261,924,719
Passenger vehicles brake systems	53,304,945	58,629,337

Total	$301,328,124	$320,554,056

	December 31, 2016	December 31, 2015

LONG LIVED ASSETS
Commercial vehicles brake systems	$51,080,332	$42,961,388
Passenger vehicles brake systems	10,978,145	9,616,495

Total	$62,058,477	$52,577,883

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(1) As described in Note 7, the Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use right certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2) The information of lease commitments is provided in Note 14 and Note 18.

(3) The information of guarantees and assets pledged is provided in Note 4.

NOTE 22 – SUBSEQUENT EVENTS

On January 19, 2017, the Company entered into a loan agreement with Rui’An Branch, Agricultural Bank of China to borrow RMB 30,000,000 (approximately $4,324,636) for working capital purposes. The loan is due on January 18, 2018 with a fixed annual interest rate of the 1-year fixed loan prime rate on the day prior to the contract date plus 5 basis points.

On March 10, 2017, the Company entered into a loan agreement with Rui’An Branch, Agricultural Bank of China to borrow RMB 30,000,000 (approximately $4,324,636) for working capital purposes. The loan is due on March 9, 2018 with a fixed annual interest rate of the 1-year fixed loan prime rate on the day prior to the contract date plus 9.35 basis points. The loan is pledged by the 47 sets of office rooms in Hangzhou City Ruili Jianghehui Tower owned by Hangzhou Ruili Zhiye Development Ltd., a related party under common control of Ruili Group. The loan is also guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

On March 10, 2017, the Company entered into a loan agreement with Rui’An Branch, Agricultural Bank of China to borrow RMB 20,000,000 (approximately $2,883,091) for working capital purposes. The loan is due on March 9, 2018 with a fixed annual interest rate of the 1-year fixed loan prime rate on the day prior to the contract date plus 9.35 basis points. The loan is pledged by the 47 sets of office rooms in Hangzhou City Ruili Jianghehui Tower owned by Hangzhou Ruili Zhiye Development Ltd., a related party under common control of Ruili Group. The loan is also guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

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

Financial Information of Parent Company

BALANCE SHEETS

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$-	$80,910
Other current assets	86,828	6,161
Total Current Assets	86,828	87,071

Investments in subsidiaries	136,058,544	187,423,606

TOTAL ASSETS	$136,145,372	$187,510,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other current liability	2,921,411	2,921,411
Total Current Liabilities	2,921,411	2,921,411
Total Liabilities	2,921,411	2,921,411
Stockholders' Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2016 and 2015	38,609	38,609
Additional paid-in capital	(28,582,654)	42,199,014
Retained earnings	161,768,006	142,351,643
Total Stockholders' Equity	133,223,961	184,589,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,145,372	$187,510,677

Financial Information of Parent Company

STATEMENTS OF INCOME

For The Years Ended December 31, 2016 and 2015

	For Years Ended December 31,
	2016	2015

Investment income	$19,416,606	$11,884,396
Gain from disposal of subsidiary	-	77
Financial expenses	243	126
Net income attributable to stockholders	$19,416,363	$11,884,347

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$1.01	$0.62

EPS - Diluted	$1.01	$0.62

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2016 and 2015

	For Years Ended December 31,
	2016	2015

Cash flow from operating activities:
Net income	$19,416,363	$11,884,347
Adjustments to reconcile net income to net cash used in operating activities :
Investment in subsidiaries	(19,416,606)	(11,884,396)
Other current liabilities	(80,667)	(77)
Net cash used in operating activities	(80,910)	(126)

Net change in cash and cash equivalents	(80,910)	(126)
Cash and cash equivalents, beginning of the year	80,910	81,036
Cash and cash equivalents, end of the year	$-	$80,910

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2016 and 2015

			Additional
	Number	Common	Paid-in	Retained	Shareholders'
	of Share	Stock	Capital	Earnings	Equity
Balance - December 31, 2014	19,304,921	$38,609	$42,199,014	$130,467,296	$172,704,919

Net income	-	-	-	11,884,347	11,884,347

Balance - December 31, 2015	19,304,921	38,609	42,199,014	142,351,643	184,589,266

Net income	-	-	-	19,416,363	19,416,363

Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control	-	-	(70,781,668)	-	(70,781,668)

Balance - December 31, 2016	19,304,921	$38,609	$(28,582,654)	$161,768,006	$(133,223,961)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopted outweighed their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of December 31, 2016, were effective, in all material respects, for the purpose stated above.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Under the supervision, and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016. Based on our evaluation under the framework in the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31th day of March 2017.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2017
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2017
Zong Yun Zhou

/s/ Jin Rui Yu	Chief Operating Officer	March 31, 2017
Jin Rui Yu

/s/ Xiao Feng Zhang	Director	March 31, 2017
Xiao Feng Zhang

/s/ Yu Hong Li	Director	March 31, 2017
Yu Hong Li

/s/ Hui Lin Wang	Director	March 31, 2017
Hui Lin Wang

/s/ Jin Bao Liu	Director	March 31, 2017
Jin Bao Liu

/s/ Jiang Hua Feng	Director	March 31, 2017
Jiang Hua Feng

/s/ Shu Ping Chi	Director	March 31, 2017
Shu Ping Chi

