Form 10-Q
period 2017-03-31
SORL Auto Parts Inc
filed 2017-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☐ No ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of May 15, 2017 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2017

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31, 2017		December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	11,455,214	US$	8,057,155
Accounts receivable, net, including $0 and $5,025,509 from related parties at March 31, 2017 and December 31, 2016, respectively		104,844,561		102,129,294
Bank acceptance notes from customers		45,638,224		42,697,276
Inventories		71,745,365		65,776,517
Prepayments, current		9,711,086		10,797,601
Restricted cash		5,596,257		5,476,621
Other current assets		1,774,940		1,124,608
Deferred tax assets		3,219,643		3,210,575
Total Current Assets		253,985,290		239,269,647

Property, plant and equipment, net		54,885,852		53,737,706
Land use rights, net		8,284,055		8,309,333
Intangible assets, net		9,324		11,438
Prepayments, non-current		10,448,650		-
Total Non-Current Assets		73,627,881		62,058,477
Total Assets	US$	327,613,171	US$	301,328,124

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $6,234,911 and $1,953,707 due to related parties at March 31, 2017 and December 31, 2016, respectively	US$	60,477,514	US$	65,672,626
Deposit received from customers		25,900,566		22,733,742
Short term bank loans		48,871,970		27,416,376
Income tax payable		1,268,213		996,522
Accrued expenses		17,688,422		20,103,392
Other current liabilities, including $117,723 and $0 payables to related party at March 31, 2017 and December 31, 2016, respectively		2,410,732		2,013,943
Total Current Liabilities		156,617,417		138,936,601

Total Liabilities		156,617,417		138,936,601

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of March 31, 2017 and December 31, 2016		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		15,822,287		15,129,935
Accumulated other comprehensive income		6,937,331		6,117,042
Retained earnings		152,583,697		146,352,530
Total SORL Auto Parts, Inc. Stockholders' Equity		146,799,270		139,055,462
Noncontrolling Interest In Subsidiaries		24,196,484		23,336,061
Total Equity		170,995,754		162,391,523
Total Liabilities and Equity	US$	327,613,171	US$	301,328,124

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017		2016

Sales	US$	73,895,781	US$	53,836,728
Include: sales to related parties		3,026,924		2,580,846
Cost of sales		53,348,076		39,397,649
Gross profit		20,547,705		14,439,079

Expenses:
Selling and distribution expenses		5,608,623		5,562,432
General and administrative expenses		4,044,913		6,929,858
Research and development expenses		2,055,096		1,743,687
Total operating expenses		11,708,632		14,235,977

Other operating income, net		788,468		914,205

Income from operations		9,627,541		1,117,307

Interest income		10,550		88,102
Government grants		28,909		4,757
Other income		664		45,589
Interest expenses		(481,160)		(174,460)
Other expenses		(207,531)		(637,629)

Income before income taxes provision (benefit)		8,978,973		443,666

Income taxes provision (benefit)		1,286,174		(34,824)

Net income	US$	7,692,799	US$	478,490

Net income attributable to noncontrolling interest in subsidiaries		769,280		47,849

Net income attributable to common stockholders	US$	6,923,519	US$	430,641

Comprehensive income:

Net income	US$	7,692,799	US$	478,490
Foreign currency translation adjustments		911,432		1,106,640
Comprehensive income		8,604,231		1,585,130
Comprehensive income attributable to noncontrolling interest in subsidiaries		860,423		158,513
Comprehensive income attributable to common stockholders	US$	7,743,808	US$	1,426,617

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.36	US$	0.02

EPS - diluted	US$	0.36	US$	0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017		2016

Cash Flows From Operating Activities
Net Income	US$	7,692,799	US$	478,490
Adjustments to reconcile net income to net cash used in operating activities:

Allowance for doubtful accounts		-		3,676,683
Depreciation and amortization		2,017,224		1,733,874
Deferred income tax		8,453		(596,802)

Changes in assets and liabilities:
Accounts receivable		(2,151,307)		(3,192,855)
Bank acceptance notes from customers		(2,700,239)		(5,236,626)
Other currents assets		(638,653)		(216,932)
Inventories		(5,594,100)		6,020,763
Prepayments, current		1,142,387		(4,828,231)
Prepaid capital lease interest		-		40,714
Accounts payable and bank acceptance notes to vendors		(4,434,657)		2,389,292
Income tax payable		265,518		-
Deposits received from customers		3,033,848		1,221,498
Other current liabilities and accrued expenses		(2,133,534)		(1,900,667)
Net Cash Flows Used In Operating Activities		(3,492,261)		(410,799)

Cash Flows From Investing Activities
Change in short term investments		-		2,854,289
Acquisition of property and equipment		(14,320,981)		(1,247,024)
Advance to related party		-		(18,695,590)
Change in restricted cash		(89,465)		(284,338)
Net Cash Flows Used In Investing Activities		(14,410,446)		(17,372,663)

Cash Flows From Financing Activities
Proceeds from bank loans		21,247,576		13,795,728
Repayment of bank loans		-		(20,050,944)
Repayment of capital lease		-		(906,123)
Net Cash Flows Provided By (Used In) Financing Activities		21,247,576		(7,161,339)

Effects on changes in foreign exchange rate		53,190		817,739

Net change in cash and cash equivalents		3,398,059		(24,127,062)

Cash and cash equivalents - beginning of the period		8,057,155		30,230,828

Cash and cash equivalents - end of the period	US$	11,455,214	US$	6,103,766

Supplemental Cash Flow Disclosures:
Interest paid	US$	250,601	US$	275,913
Income taxes paid	US$	1,012,203	US$	677,301

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Three Months Ended March 31, 2017 (Unaudited)

						Accumulated	Total SORL Auto
			Additional			Other	Parts, Inc.
	Number of Share	Common Stock	Paid-in Capital	Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2016	19,304,921	$38,609	$(28,582,654)	$15,129,935	$146,352,530	$6,117,042	$139,055,462	$23,336,061	$162,391,523

Net income	-	-	-	-	6,923,519	-	6,923,519	769,280	7,692,799

Foreign currency translation adjustment	-	-	-	-	-	820,289	820,289	91,143	911,432

Transfer to reserve	-	-	-	692,352	(692,352)	-	-	-	-

Balance as of March 31, 2017	19,304,921	$38,609	$(28,582,654)	$15,822,287	$152,583,697	$6,937,331	$146,799,270	$24,196,484	$170,995,754

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and an unaffiliated Taiwanese individual investor. The joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. SORL held a 60% interest in the joint venture, MGR held a 30% interest, and the Taiwanese individual investor held a 10% interest. SIH was primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor. After this transaction, SIH ceased to be a distributor of SORL in the international market.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(1)	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2016 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other reports filed with the SEC.

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

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, bank acceptance notes from customers, inventories, current prepayments, other current assets, accounts payable and bank acceptance notes to vendors, short term bank loans, deposit received from customers, income tax payable, accrued expenses, and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

f.	BANK ACCEPTANCE NOTES FROM CUSTOMERS

Bank acceptance notes from customers generally due within six months are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Bank acceptance notes from customers do not bear interest. As of March 31, 2017 and December 31, 2016, bank acceptance notes from customers in the amount of $34,621,628 and $32,916,198, respectively, were pledged to endorsing banks to issue bank acceptance notes. The banks charge discount fees if the Company chooses to discount the bank acceptance notes from customers for cash before the maturity of the notes and such discount fees are included in interest expenses.

g.	REVENUE RECOGNITION

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

h.	COST OF SALES

Cost of sales consists primarily of materials costs, applicable local government levies, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

i.	FOREIGN CURRENCY TRANSLATION

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

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from four other related parties, Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Automobile Braking Co., Ltd. (“Ruian Kormee”), Ruili MeiLian Air Management System (LangFang) Co., Ltd (“Ruili MeiLian”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee and Ruili Meilian are controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee and Ruian Kormee.

The following related party transactions occurred for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
PURCHASES FROM:
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$335,927	$392,924
Ruian Kormee Automobile Braking Co., Ltd.	355,671	130,513
Ruili MeiLian Air Management System (LangFang) Co.,Ltd.	783,070	—
Shanghai Dachao Electric Technology Co., Ltd.	55,230	33,744
Ruili Group Co., Ltd.	1,126,718	865,798
Total Purchases	$2,656,616	$1,422,979

SALES TO:
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$777,357	$617,846
Ruian Kormee Automobile Braking Co., Ltd.	—	573
Ruili Group Co., Ltd.	3,026,924	2,580,846
Total Sales	$3,804,281	$3,199,265

During the three months ended March 31, 2017 and 2016, for the sales mentioned above, the sales to Guangzhou Kormee and Ruian Kormee were sales of scrap materials and the related operating results were included in other operating income, net in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	March 31,	December 31,
	2017	2016
ACCOUNTS RECEIVABLE FROM RELATED PARTIES
Ruili Group Co., Ltd.	$—	$4,361,010
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	—	664,499
Total	$—	$5,025,509

ACCOUNTS PAYABLE AND BANK ACCEPTANCE NOTES TO RELATED PARTIES
Ruian Kormee Automobile Braking Co., Ltd.	$801,409	$628,310
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	1,133,781	—
Shanghai Dachao Electric Technology Co., Ltd.	6,820	100,441
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,771,012	1,224,956
Ruili Group Co., Ltd.	2,521,889	—
Total	$6,234,911	$1,953,707

OTHER PAYABLES TO RELATED PARTY
Ruili Group Co., Ltd.	$117,723	$—
Total	$117,723	$—

The Company collects dormitory utility fees from employees and pays to Ruili Group periodically which is recorded as other payables. As of March 31, 2017 and December 31, 2016, the payable balance was $117,723 and $0, respectively.

The Company entered into several lease agreements with related parties. See Note K for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in the amount of RMB 150,000,000 (approximately $21,623,180) for the period from May 30, 2016 to May 14, 2017. As of the filing date, Ruili Group was negotiating with the bank to extend the credit line and the Company would continue to provide guarantee for the extended credit line.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. The credit line was replaced by the one issued by the same bank in the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016, the guarantee of which was continued to be provided by the Company.

The Company has short term bank loans guaranteed or pledged by related parties. See Note I for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 200,000,000 (approximately $28,830,907) for the period from May 22, 2016 to May 22, 2017.

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts receivable	$116,594,836	$113,815,711
Less: allowance for doubtful accounts	(11,750,275)	(11,686,417)
Accounts receivable, net	$104,844,561	$102,129,294

No customer individually accounted for more than 10% of our revenues or accounts receivable for the three months ended March 31, 2017 and 2016. The changes in the allowance for doubtful accounts at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
Beginning balance	$11,686,417	$12,075,402
Add: increase to allowance	—	395,491
Less: accounts written off	—	—
Effects on changes in foreign exchange rate	63,858	(784,476)
Ending balance	$11,750,275	$11,686,417

NOTE F - INVENTORIES

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$16,220,912	$20,121,513
Work-in-process	14,586,579	14,843,653
Finished goods	40,937,874	30,811,351
Less: write-down of inventories	—	—
Total inventories	$71,745,365	$65,776,517

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Machinery	$90,559,680	$87,694,677
Molds	1,264,714	1,257,841
Office equipment	2,049,011	2,021,982
Vehicles	2,661,084	2,246,203
Buildings	15,913,220	15,826,738
Leasehold improvements	461,071	458,566
Sub-total	112,908,780	109,506,007

Less: accumulated depreciation	(58,022,928)	(55,768,301)

Property, plant and equipment, net	$54,885,852	$53,737,706

Depreciation expense charged to operations was $1,944,565 and $1,638,817 for the three months ended March 31, 2017 and 2016, respectively.

In May 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Rui'an Economic Development Zone, Rui'an City, Zhejiang Province, the People's Republic of China (the “Dongshan Facility”), purchased in 2007 from Ruili Group, plus RMB 501 million (approximately $76.5 million) in cash for the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Faciliy”). As of the filing date, the Company has not obtained the property ownership certificate or land use right certificate of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220) for the Dongshan Facility and RMB 15.0 million (approximately $2.3 million) for the Development Zone Facility. These amounts were determined based on a 3% tax rate on the consideration paid for the Dongshan Facility and the Development Zone Facility in the transactions, which the Company considered as the most probable amount of tax liability.

NOTE H - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Deferred tax assets - current
Allowance for doubtful accounts	$1,754,918	$1,798,894
Revenue (net of cost)	92,062	76,719
Unpaid accrued expenses	344,876	357,352
Warranty	1,027,787	977,610
Deferred tax assets	3,219,643	3,210,575
Valuation allowance	―	―
Deferred tax assets - current	$3,219,643	$3,210,575

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

NOTE I - SHORT-TERM BANK LOANS

Bank loans represented the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Secured	$48,871,970	$27,416,376

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, and China Construction Bank, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the three months ended March 31, 2017 ranged from 0.55% to 4.48% per annum. The maturity dates of the loans existing as of March 31, 2017 ranged from April 28, 2017 to March 9, 2018. As of March 31, 2017 and December 31, 2016, the Company’s accounts receivable of $8,668,980 and $4,484,755, respectively, were pledged as collateral under loan arrangements. In addition, the Company also pledged bank acceptance notes of $10,712,681 as collateral under loan arrangements, as of March 31, 2017. The interest expense for short-term bank loans were $460,912 and $75,698 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, corporate or personal guarantees provided for those bank loans were as follows:

$1,998,753	Pledged by Ruili Group, a related party, with its land and buildings. Guaranteed by Ruili Group, a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$2,832,171	Pledged by Ruili Group, a related party, with its land and buildings. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$14,358,993	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$5,824,852	Guaranteed by Ruili Group, a related party.

$7,247,112	Pledged by Hangzhou Ruili Zhiye Development Ltd., a related party under common control of Ruili Group, with its property. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$10,712,681	Pledged by the Company with its bank acceptance notes.

$5,897,408	Pledged by the Company with its accounts receivable.

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

The reconciliation of the effective income tax rate of Ruian to the statutory income tax rate in the PRC for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
US statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-2.14%	-29.48%
Expenses not deductible for tax purpose	0.62%	6.63%
Other items	0.84%	—
Effective tax rate	14.32%	-7.85%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December, 31, 2015. In the three months ended March 31, 2017 and 2016, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Current	$1,294,627	$561,978
Deferred	(8,453)	(596,802)
Total	$1,286,174	$(34,824)

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2017 and December 31, 2016.

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

The lease expenses were $75,887 and $422,611 for the three months ended March 31, 2017 and 2016, respectively.

NOTE L - WARRANTY CLAIMS

Warranty claims were $637,874 and $495,385 for the three months ended March 31, 2017 and 2016, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the three months ended March 31, 2017 was as follows:

Beginning balance at January 1, 2017	$6,517,402
Aggregate increase for new warranties issued during current period	637,874
Aggregate reduction for payments made	(339,795)
Effect of exchange rate fluctuation	36,431
Ending balance at March 31, 2017	$6,851,912

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

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

For the reporting periods, all of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Three Months Ended March 31,
	2017	2016

SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$60,676,304	$44,080,072
Passenger vehicles brake systems	13,219,477	9,756,656

Sales	$73,895,781	$53,836,728
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$16,400,238	$11,960,732
Passenger vehicles brake systems	4,147,467	2,478,347
Gross profit	$20,547,705	$14,439,079
Selling and distribution expenses	5,608,623	5,562,432
General and administrative expenses	4,044,913	6,929,858
Research and development expenses	2,055,096	1,743,687

Other operating income, net	788,468	914,205

Income from operations	9,627,541	1,117,307

Interest income	10,550	88,102
Government grants	28,909	4,757
Other income	664	45,589
Interest expenses	(481,160)	(174,460)
Other expenses	(207,531)	(637,629)
Income before income tax provision (benefit)	$8,978,973	$443,666
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$11,758,957	$1,021,063
Passenger vehicles brake systems	2,562,024	225,961

Total	$14,320,981	$1,247,024
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$1,656,343	$1,419,696
Passenger vehicles brake systems	360,881	314,178

Total	$2,017,224	$1,733,874

	March 31, 2017	December 31, 2016

TOTAL ASSETS
Commercial vehicles brake systems	$269,003,175	$248,023,179
Passenger vehicles brake systems	58,609,996	53,304,945

Total	$327,613,171	$301,328,124

	March 31, 2017	December 31, 2016

LONG LIVED ASSETS
Commercial vehicles brake systems	$51,876,467	$51,080,332
Passenger vehicles brake systems	11,302,764	10,978,145

Total	$63,179,231	$62,058,477

NOTE N – CONTINGENCIES

(1)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use right certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2)	The information of lease commitments is provided in Note K.

(3)	The information of guarantees and assets pledged is provided in Note D.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; and our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2016.

See Note J to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

The following statements are about results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Sales

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	(U.S. dollars in millions)
Commercial vehicle brake systems	$60.7	82%	$44.0	82%

Passenger vehicle brake systems	$13.2	18%	$9.8	18%

Total	$73.9	100%	$53.8	100%

The sales were $73.9 million and $53.8 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $20.1 million or 37.4%. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM and aftermarket market.

The sales from commercial vehicle brake systems increased by $16.7 million or 38.0%, to $60.7 million for the first fiscal quarter of 2017, compared to $44.0 million for the same period of 2016. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems increased by $3.4 million or 34.7%, to $13.2 million for the first fiscal quarter of 2017, compared to $9.8 million for the same period of 2016. The increase was mainly due to the increase of passenger vehicle market in the first fiscal quarter of 2017.

A breakdown of net sales revenue for these markets for the first fiscal quarter of the 2017 and 2016, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of	Percentage
	March 31, 2017	Total Sales	March 31, 2016	Total Sales	Change
	(U.S. dollars in millions)
China OEM market	$41.8	56.6%	$28.1	52.3%	48.8%
China aftermarket	$18.1	24.5%	$13.2	24.5%	37.1%
International market	$14.0	18.9%	$12.5	23.2%	12.0%
Total	$73.9	100.0%	$53.8	100.0%	37.4%

Considering the increase of the production and sales of the trucks for the first fiscal quarter of 2017 in the automobile industry, our sales to the Chinese OEM Market increased by 48.8% from the first fiscal quarter of 2016, to $41.8 million for the first fiscal quarter of 2017.

Our sales to the China aftermarket increased by $4.9 million or 37.1%, to $18.1 million for the first fiscal quarter of 2017, compared to $13.2 million for the same period of 2016. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Sales of our new model products, applicable to both the Chinese OEM Market and Chinese Aftermarket, also increased during the three months ended March 31, 2017. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $1.5 million or 12.0%, to $14.0 million for the first fiscal quarter of 2017, as compared to $12.5 million for the same period of 2016. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2017 were $53.3 million, an increase of $13.9 million or 35.3%, from $39.4 million for the same period last year. Our gross profit increased by 42.4% from $14.4 million for the first fiscal quarter of 2016 to $20.5 million for the first fiscal quarter of 2017.

Gross margin increased to 27.8% from 26.8% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was mainly due to increased sales of higher margin products in the first fiscal quarter of 2017. We intend to focus in 2017 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2017 were $44.3 million, an increase of $12.2 million or 38.0% from $32.1 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 36.7% from $12.0 million for the first fiscal quarter of 2016 to $16.4 million for the first fiscal quarter of 2017. Gross margin from commercial vehicle brake systems decreased to 27.0% from 27.1% for the three months ended March 31, 2017 compared with 2016. To strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the three months ended March 31, 2017. The increased labor cost also decreased our gross margin for the three months ended March 31, 2017.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2017 were $9.0 million, an increase of $1.7 million or 23.3% from $7.3 million for the same period last year. The gross profit from passenger vehicle brake systems increased by 64.0% from $2.5 million for the first fiscal quarter of 2016 to $4.1 million for the first fiscal quarter of 2017. Gross margin from passenger vehicle brake systems increased to 31.0% from 25.4% for the three months ended March 31, 2017 compared with 2016. The increase was mainly due to increased sales of higher margin products in the first fiscal quarter of 2017.

Selling and Distribution Expenses

Selling and distribution expenses were $5.61 million for the three months ended March 31, 2017, as compared to $5.56 million for the same period of 2016, an increase of $0.05 million or 0.8%.

The increase was mainly due to increased freight expense and packaging expense. As the percentage of sales revenue, selling expenses percentage decreased to 7.6% for the three months ended March 31, 2017, as compared to 10.3% for the same period of 2016.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2017, as compared to $6.9 million for the same period of 2016, a decrease of $2.9 million or 41.6%. The decrease was mainly due to the decrease in allowance for doubtful accounts during this quarter. As a percentage of sales revenue, general and administrative expenses decreased to 5.5% for the three months ended March 31, 2017, as compared to 12.9% for the same period of 2016.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2017, research and development expenses were $2.1 million, as compared to $1.7 million for the same period of 2016, an increase of $0.3 million.

Other Operating Income

Other operating income was $0.8 million for the three months ended March 31, 2017, as compared to $0.9 million for the three months ended March 31, 2016, a decrease of $0.1 million. The decrease was mainly due to a decrease in sales of raw material scraps for the three months ended March 31, 2017.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.0 million for the three months ended March 31, 2017, as compared to that of $1.7 million for the same period of 2016, an increase of $0.3 million. The increase was mainly due to some new addition in PPE and the land and factory transaction with Ruili Group for the three months ended March 31, 2017.

Interest Income

Interest income for the three months ended March 31, 2017 decreased by $0.08 million to $0.01 million from $0.09 million for the same period of 2016, mainly due to decreased short term investments during the period.

Interest Expenses

The interest expenses for the three months ended March 31, 2017 increased by $0.3 million to $0.5 million from $0.2 million for the same period of 2016, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017.The current income tax rate used by the Company for the three month ended March 31, 2017 is 15%.

Income tax expense of $1.3 million and income tax benefit of $0.03 million was recorded for the fiscal quarter ended March 31, 2017 and 2016, respectively. The increase was mainly due to increased pre-tax income.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $0.8 million and $0.05 million for the first fiscal quarter ended March 31, 2017 and 2016, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended March 31, 2017 increased by $6.5 million, to $6.9 million from $0.4 million for the fiscal quarter ended March 31, 2016 due to the increased sales and decrease in our general and administrative expenses. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended March 31, 2017 and 2016, were $0.36 and $0.02, respectively.

Liquidity and Capital Resources

CASH FLOWS

As of March 31, 2017, the Company had cash and cash equivalents of $11.5 million, as compared to cash and cash equivalents of $8.1 million as of December 31, 2016. The Company had working capital of $107.8 million at March 31, 2017, as compared to working capital of $100.3 million at December 31, 2016, reflecting current ratios of 1.69:1 and 1.72:1, respectively.

OPERATING - Net cash used in operating activities was $3.5 million for the three months ended March 31, 2017 compared with $0.4 million of net cash used in operating activities in the same period of 2016, an increase of $3.1 million, primarily due to the increased cash outflow resulted by changes in inventories and accounts payable and bank acceptance notes to vendors.

INVESTING - During the three months ended March 31, 2017, the Company expended net cash of $14.4 million in investing activities, mainly for acquisition of new equipment to support the growth of the business. For the three months ended March 31, 2016, the Company expended net cash of $17.4 million in investing activities.

FINANCING - During the three months ended March 31, 2017, the cash provided by financing activities was $21.2 million. The cash used in financing activities was $7.2 million for the three months ended March 31, 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of March 31, 2017, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

c)       The Company has reserved tax payables in the amount of RMB 19,590,000 (approximately US$2,891,580) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

CONTRACTUAL OBLIGATIONS

As of March 31, 2017, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of March 31, 2017, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 15, 2017	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

