Form 10-Q
period 2017-06-30
SORL Auto Parts Inc
filed 2017-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0091294
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 2666 Kaifaqu Avenue

Ruian Economic Development District

Rui’an City, Zhejiang Province

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of August 14 , 2017 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017		December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	7,892,336	US$	8,057,155
Accounts receivable, net, including $0 and $5,025,509 from related parties at June 30, 2017 and December 31, 2016, respectively		121,195,863		102,129,294
Bank acceptance notes receivable		55,051,719		42,697,276
Inventories		84,010,792		65,776,517
Prepayments, current		5,505,494		10,797,601
Restricted cash		362,390		5,476,621
Other current assets		4,402,609		1,124,608
Deferred tax assets		3,282,926		3,210,575
Total Current Assets		281,704,129		239,269,647

Property, plant and equipment, net		64,897,237		53,737,706
Land use rights, net		8,364,804		8,309,333
Intangible assets, net		7,279		11,438
Prepayments, non-current		16,530,890		-
Total Non-current Assets		89,800,210		62,058,477
Total Assets	US$	371,504,339	US$	301,328,124

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $4,063,994 and $1,953,707 due to related parties at June 30, 2017 and December 31, 2016, respectively	US$	66,616,160	US$	65,672,626
Deposit received from customers		31,797,486		22,733,742
Short term bank loans		47,005,701		27,416,376
Income tax payable		1,466,131		996,522
Accrued expenses		17,999,096		20,103,392
Due to related party		23,299,371		-
Other current liabilities		2,517,997		2,013,943
Total Current Liabilities		190,701,942		138,936,601

Total Liabilities		190,701,942		138,936,601

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of June 30, 2017 and December 31, 2016		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		16,414,768		15,129,935
Accumulated other comprehensive income		9,838,499		6,117,042
Retained earnings		157,916,027		146,352,530
Total SORL Auto Parts, Inc. Stockholders' Equity		155,625,249		139,055,462
Noncontrolling Interest In Subsidiaries		25,177,148		23,336,061
Total Equity		180,802,397		162,391,523
Total Liabilities and Equity	US$	371,504,339	US$	301,328,124

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Sales	US$	90,214,630	US$	73,535,732	US$	164,110,411	US$	127,372,460
Include: sales to related parties		900,859		3,968,105		3,927,783		6,548,951
Cost of sales		66,507,343		52,941,316		119,855,419		92,338,965
Gross profit		23,707,287		20,594,416		44,254,992		35,033,495

Expenses:
Selling and distribution expenses		8,985,562		7,125,085		14,594,185		12,687,517
General and administrative expenses		4,710,522		4,909,129		8,755,435		11,838,987
Research and development expenses		2,481,563		2,379,962		4,536,659		4,123,649
Total operating expenses		16,177,647		14,414,176		27,886,279		28,650,153

Other operating income, net		1,253,856		1,484,939		2,042,324		2,399,144

Income from operations		8,783,496		7,665,179		18,411,037		8,782,486

Interest income		11,475		925,586		22,025		1,013,688
Government grants		84,395		140,255		113,304		145,012
Other income		50		845,165		714		890,754
Interest expenses		(542,176)		(126,113)		(1,023,336)		(300,573)
Other expenses		(442,608)		(129,663)		(650,139)		(767,292)

Income before income taxes provision		7,894,632		9,320,409		16,873,605		9,764,075

Income taxes provision		1,311,509		1,277,277		2,597,683		1,242,453

Net income	US$	6,583,123	US$	8,043,132	US$	14,275,922	US$	8,521,622

Net income attributable to noncontrolling interest in subsidiaries		658,312		804,313		1,427,592		852,162

Net income attributable to common stockholders	US$	5,924,811	US$	7,238,819	US$	12,848,330	US$	7,669,460

Comprehensive income:

Net income	US$	6,583,123	US$	8,043,132	US$	14,275,922	US$	8,521,622
Foreign currency translation adjustments		3,223,520		(4,596,167)		4,134,952		(3,489,527)
Comprehensive income		9,806,643		3,446,965		18,410,874		5,032,095
Comprehensive income attributable to noncontrolling interest in subsidiaries		980,664		344,696		1,841,087		503,209
Comprehensive income attributable to common stockholders	US$	8,825,979	US$	3,102,269	US$	16,569,787	US$	4,528,886

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.31	US$	0.37	US$	0.67	US$	0.40

EPS - diluted	US$	0.31	US$	0.37	US$	0.67	US$	0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017		2016

Cash Flows From Operating Activities
Net income	US$	14,275,922	US$	8,521,622
Adjustments to reconcile net income to net cash used in operating activities:

Allowance for doubtful accounts		381,715		5,399,425
Depreciation and amortization		4,187,811		3,436,677
Deferred income tax		4,566		(950,451)

Changes in assets and liabilities:
Accounts receivable		(16,819,493)		(19,302,545)
Bank acceptance notes receivable		3,181,918		(14,353,761)
Other currents assets		(3,197,226)		566,936
Inventories		(16,436,720)		14,139,460
Prepayments, current		4,815,945		(7,284,955)
Prepaid capital lease interest		-		69,239
Accounts payable and bank acceptance notes to vendors		(395,358)		1,817,414
Income tax payable		438,458		1,466,704
Deposits received from customers		8,402,222		3,782,517
Other current liabilities and accrued expenses		(2,087,738)		535,090
Net Cash Flows Used In Operating Activities		(3,247,978)		(2,156,628)

Cash Flows From Investing Activities
Change in short term investments		-		57,261,374
Acquisition and prepayments of property, plant, and equipment and land use rights		(29,561,593)		(7,315,047)
Advance to related party		-		(18,247,384)
Repayment of advance to related party		-		18,247,384
Change in restricted cash		5,198,792		377,608
Net Cash Flows Provided By (Used In) Investing Activities		(24,362,801)		50,323,935

Cash Flows From Financing Activities
Proceeds from bank loans		41,540,998		31,796,224
Repayment of bank loans		(23,035,449)		(29,597,070)
Distribution to controlling shareholder in connection with plant and land use rights exchange with entity under common control		-		(70,781,668)
Repayment of capital lease		-		(1,779,040)
Proceeds from related party		62,786,671		-
Repayment to related party		(54,076,148)		-
Net Cash Flows Provided By (Used In) Financing Activities		27,216,072		(70,361,554)

Effects on changes in foreign exchange rate		229,888		271,744

Net change in cash and cash equivalents		(164,819)		(21,922,503)

Cash and cash equivalents - beginning of the period		8,057,155		30,230,828

Cash and cash equivalents - end of the period	US$	7,892,336	US$	8,308,325

Supplemental Cash Flow Disclosures:
Interest paid	US$	785,502	US$	450,677
Income taxes paid	US$	2,154,659	US$	1,288,659

Non-cash Investing and Financing Transactions:
Transfer of plant and land use right to entity under common control	US$	-	US$	17,342,372
Liabilities assumed in connection with the plant and land use right exchange	US$	-	US$	5,351,196
Loans from related party in the form of bank acceptance notes	US$	14,375,855	US$	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Six Months Ended June 30, 2017 (Unaudited)

			Additional			Accumulated Other	Total SORL Auto
	Number of	Common	Paid-in		Retained	Comprehensive	Parts, Inc.	Noncontrolling
	Share	Stock	Capital	Reserves	Earnings	Income	Stockholders' Equity	Interest	Total Equity
Balance as of December 31, 2016	19,304,921	$38,609	$(28,582,654)	$15,129,935	$146,352,530	$6,117,042	$139,055,462	$23,336,061	$162,391,523

Net income	-	-	-	-	12,848,330	-	12,848,330	1,427,592	14,275,922

Foreign currency translation adjustment	-	-	-	-	-	3,721,457	3,721,457	413,495	4,134,952

Transfer to reserve	-	-	-	1,284,833	(1,284,833)	-	-	-	-

Balance as of June 30, 2017	19,304,921	$38,609	$(28,582,654)	$16,414,768	$157,916,027	$9,838,499	$155,625,249	$25,177,148	$180,802,397

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and an unaffiliated Taiwanese individual investor. The joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. SORL held a 60% interest in the joint venture, MGR held a 30% interest, and the Taiwanese individual investor held a 10% interest. SIH was primarily devoted to expanding SORL's international sales network in Asia-Pacific and creating a larger footprint in Europe and Africa with a target to create a truly global distribution network. In December 2015, due to the poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, bank acceptance notes receivable, inventories, current prepayments, other current assets, deferred tax assets, accounts payable and bank acceptance notes to vendors, short term bank loans, deposit received from customers, income tax payable, accrued expenses and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

f. BANK ACCEPTANCE NOTES RECEIVABLE

Bank acceptance notes receivable, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of Ruili Group and transferred to the Company as loans from related party. Bank acceptance notes do not bear interest. As of June 30, 2017 and December 31, 2016, bank acceptance notes receivable in the amount of $45,552,031 and $32,916,198, respectively, were pledged to banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes for cash before the maturity of the notes and such discount fees are included in interest expenses.

g. REVENUE RECOGNITION

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer. The transfer is decided by several factors, including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Revenue consists of the invoice value for the sale of goods net of value-added tax, rebates and discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife, Ms. Shu Ping Chi, and his brother, Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from four other related parties, Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Automobile Braking Co., Ltd. (“Ruian Kormee”), Ruili MeiLian Air Management System (LangFang) Co., Ltd. (“Ruili MeiLian”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee and Ruili MeiLian are controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells scrap materials and parts to Guangzhou Kormee, Ruian Kormee and Ruili MeiLian.

The following related party transactions occurred for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PURCHASES FROM:
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$989,679	$294,970	$1,325,606	$687,894
Ruian Kormee Automobile Braking Co., Ltd.	401,132	226,591	756,803	357,104
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,373,241	—	2,156,311	—
Shanghai Dachao Electric Technology Co., Ltd.	—	—	55,230	33,744
Ruili Group Co., Ltd.	1,382,956	1,079,955	2,509,674	1,945,753
Total Purchases	$4,147,008	$1,601,516	$6,803,624	$3,024,495

SALES TO:
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$972,084	$1,026,611	$1,749,441	$1,644,457
Ruian Kormee Automobile Braking Co., Ltd.	12,187	—	12,187	573
Ruili MeiLian Air Management System (LangFang) Co.,Ltd	388,287	—	388,287	—
Ruili Group Co., Ltd.	900,859	3,968,105	3,927,783	6,548,951
Total Sales	$2,273,417	$4,994,716	$6,077,698	$8,193,981

During the three and six months ended June 30, 2017 and 2016, for the sales mentioned above, the sales to Guangzhou Kormee, Ruian Kormee and Ruili MeiLian were sales of scrap materials and parts, and the related operating results were included in other operating income, net in the consolidated statements of income and comprehensive income. The sales to Ruili Group were included in sales in the consolidated statements of income and comprehensive income.

	June 30,	December 31,
	2017	2016
ACCOUNTS RECEIVABLE FROM RELATED PARTIES
Ruili Group Co., Ltd.	$—	$4,361,010
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	—	664,499
Total	$—	$5,025,509

ACCOUNTS PAYABLE AND BANK ACCEPTANCE NOTES TO RELATED PARTIES
Ruian Kormee Automobile Braking Co., Ltd.	$832,606	$628,310
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	1,161,913	—
Shanghai Dachao Electric Technology Co., Ltd.	280	100,441
Ruili MeiLian Air Management System (LangFang) Co., Ltd	2,069,195	1,224,956
Total	$4,063,994	$1,953,707

DUE TO RELATED PARTY

Due to related party consisted of the following:

	June 30,	December 31,
	2017	2016
Ruili Group Co., Ltd.	$23,299,371	$—
Total	$23,299,371	$—

The balance of due to related party represents the loans the Company obtained from Ruili Group in the form of cash and bank acceptance notes for working capital purposes. The loans owed to the related party are interest free, unsecured and repayable on demand. During the six months ended June 30, 2017, the Company obtained the loans in the amount of $62,786,671 in cash and $14,375,855 in bank acceptance notes and repaid $54,076,148 in cash. The effect of changes in foreign exchange rate is $212,993.

The Company entered into a lease agreement with Ruili Group, see Note K for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in the amount of RMB 150,000,000 (approximately $21,623,180) for the period from May 30, 2016 to May 14, 2017. As of June 30, 2017, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. The credit line was replaced by the one issued by the same bank in the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016, the guarantee of which was continued to be provided by the Company as of June 30, 2017.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 200,000,000 (approximately $28,830,907) for the period from May 22, 2016 to May 22, 2017. As of June 30, 2017, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 69,000,000 (approximately $10,092,000) for the period from November 16, 2016 to November 16, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 180,000,000 (approximately $26,328,000) for the period from June 30, 2017 to June 30, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note I for more details.

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2017	2016
Accounts receivable	$133,548,015	$113,815,711
Less: allowance for doubtful accounts	(12,352,152)	(11,686,417)
Accounts receivable, net	$121,195,863	$102,129,294

No customer individually accounted for more than 10% of our revenues or accounts receivable for the six months ended June 30, 2017 and 2016. The changes in the allowance for doubtful accounts at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
Beginning balance	$11,686,417	$12,075,402
Add: increase to allowance	381,715	395,491
Effects on changes in foreign exchange rate	284,020	(784,476)
Ending balance	$12,352,152	$11,686,417

NOTE F – INVENTORIES

At June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$21,829,534	$20,121,513
Work-in-process	13,134,775	14,843,653
Finished goods	49,046,483	30,811,351
Total inventories	$84,010,792	$65,776,517

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Machinery	$103,063,924	$87,694,677
Molds	1,288,032	1,257,841
Office equipment	2,097,303	2,021,982
Vehicles	2,980,904	2,246,203
Buildings	16,206,613	15,826,738
Leasehold improvements	469,572	458,566
Sub-total	126,106,348	109,506,007

Less: accumulated depreciation	(61,209,111)	(55,768,301)

Property, plant and equipment, net	$64,897,237	$53,737,706

Depreciation expense charged to operations was $4,041,628 and $3,265,445 for the six months ended June 30, 2017 and 2016, respectively.

In May 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Rui'an Economic Development Zone, Rui'an City, Zhejiang Province, the People's Republic of China (the “Dongshan Facility”), purchased in 2007 from Ruili Group, plus RMB 501.0 million (approximately $76.5 million) in cash for the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Faciliy”). As of the filing date, the Company has not obtained the property ownership certificate or land use right certificate of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220) for the Dongshan Facility and RMB 15.0 million (approximately $2.3 million) for the Development Zone Facility. These amounts were determined based on a 3% tax rate on the consideration paid for the Dongshan Facility and the Development Zone Facility in the transactions, which the Company considered as the most probable amount of tax liability.

NOTE H - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Deferred tax assets - current

Allowance for doubtful accounts	$1,922,409	$1,798,894
Revenue (net of cost)	26,995	76,719
Unpaid accrued expenses	216,951	357,352
Warranty	1,116,571	977,610
Deferred tax assets	3,282,926	3,210,575
Valuation allowance	―	―

Deferred tax assets - current	$3,282,926	$3,210,575

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company and its subsidiaries do not have income tax liabilities in U.S. as the Company had no taxable income for the reporting periods. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE I – SHORT-TERM BANK LOANS

Bank loans represented the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Secured	$47,005,701	$27,416,376

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, and China Construction Bank, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the six months ended June 30, 2017 ranged from 0.55% to 4.60% per annum. The maturity dates of the loans existing as of June 30, 2017 ranged from July 3, 2017 to June 14, 2018. As of June 30, 2017 and December 31, 2016, the Company’s accounts receivables of $4,480,490 and $4,484,755, respectively, were pledged as collateral under loan arrangements. In addition, the Company also pledged bank acceptance notes of $11,350,540 as collateral under loan arrangements, as of June 30, 2017. The interest expenses for short-term bank loans were $542,176 and $82,431 for the three months ended June 30, 2017 and 2016, respectively. The interest expenses for short-term bank loans were $1,003,088 and $158,129 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, corporate or personal guarantees provided for those bank loans were as follows:

$2,588,616	Guaranteed by Ruili Group, a related party

$2,035,605	Pledged by Ruili Group, a related party, with its land and buildings. Guaranteed by Ruili Group, a related party, and Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.

$2,884,388	Pledged by Ruili Group, a related party, with its land and buildings. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.

$6,889,171	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.

$11,350,540	Pledged by the Company with its bank acceptance notes.

$11,809,164	Pledged by Hangzhou Ruili Zhiye Development Ltd., a related party under common control of Ruili Group, with its property. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.

$5,904,582	Pledged by the Company with its land and property. Guaranteed by Ruili Group, a related party, and Mr. Xiao Ping Zhang, who is the Company’s principal stockholder.

$3,543,635	Pledged by the Company with its accounts receivable. Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company's principal stockholders.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
US statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.0%
Effects of additional deduction allowed for R&D expenses	-1.90%	-3.16%
Effects of expenses not deductible for tax purposes	0.63%	0.51%
Other items	1.66%	0.37%
Effective tax rate	15.39%	12.72%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended December 31, 2015. In the six months ended June 30, 2017, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Current	$2,610,023	$2,203,680
Deferred	(12,340)	(961,227)

Total	$2,597,683	$1,242,453

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2017 and December 31, 2016.

NOTE K – OPERATING LEASE WITH RELATED PARTY

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

The lease expenses were $487,794 and $796,829 for the six months ended June 30, 2017 and 2016, respectively.

NOTE L - WARRANTY CLAIMS

Warranty claims were $1,416,614 and $1,172,033 for the six months ended June 30, 2017 and 2016, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the six months ended June 30, 2017 was as follows:

Beginning balance at January 1, 2017	$6,517,402
Aggregate increase for new warranties issued during current period	1,416,614
Aggregate reduction for payments made	(657,227)
Effect of exchange rate fluctuation	167,016
Ending balance at June 30, 2017	$7,443,805

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

	Six Months Ended June 30,
	2017	2016

SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$136,869,275	$103,378,620
Passenger vehicles brake systems	27,241,136	23,993,840

Sales	$164,110,411	$127,372,460

INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

GROSS PROFIT
Commercial vehicles brake systems	$36,979,900	$28,771,643
Passenger vehicles brake systems	7,275,092	6,261,852
Gross profit	$44,254,992	$35,033,495
Selling and distribution expenses	14,594,185	12,687,517
General and administrative expenses	8,755,435	11,838,987
Research and development expenses	4,536,659	4,123,649

Other operating income, net	2,042,324	2,399,144

Income from operations	18,411,037	8,782,486

Interest income	22,025	1,013,688
Government grants	113,304	145,012
Other income	714	890,754
Interest expenses	(1,023,336)	(300,573)
Other expenses	(650,139)	(767,292)
Income before income tax expense	$16,873,605	$9,764,075

CAPITAL EXPENDITURE
Commercial vehicles brake systems	$24,631,178	$5,914,317
Passenger vehicles brake systems	4,930,415	1,400,730

Total	$29,561,593	$7,315,047

DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$3,489,621	$2,792,836
Passenger vehicles brake systems	698,190	643,841

Total	$4,187,811	$3,436,677

	June 30, 2017	December 31, 2016

TOTAL ASSETS
Commercial vehicles brake systems	$313,772,565	$248,023,179
Passenger vehicles brake systems	57,731,774	53,304,945

Total	$371,504,339	$301,328,124

	June 30, 2017	December 31, 2016

LONG LIVED ASSETS
Commercial vehicles brake systems	$75,845,257	$51,080,332
Passenger vehicles brake systems	13,954,953	10,978,145

Total	$89,800,210	$62,058,477

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

NOTE O – SUBSEQUENT EVENTS

On July 4, 2017, Ruian, a subsidiary of the Company, obtained the plants and associated land use rights it purchased from Yunding Holding Group Co., Ltd. in cash at a purchase price of RMB60.06 million (approximately US$8.87 million). The related stamp duty and deed tax were also fully paid by the Company as of June 30, 2017. The plants and associated land use rights will be used to meet Ruian's growing operational needs and is located in International Auto Parts District (east district), Tangxia Town, Ruian City, Zhejiang Province, China with a land use area of 33,141.00 square meters and a building floor area of 25,016.11 square meters. The land use rights will expire on March 23, 2046. The total cash payments are included as prepayments, non-current in the accompanying unaudited consolidated balance sheets.

During the subsequent period, the Company obtained totaling approximately $15,794,000 short term loans from Bank of China, Agricultural Bank of China, Oversea-Chinese Banking Corp., and China Construction Bank to finance general working capital as well as new non-current assets acquisitions. Interest rates for those loans range from 2.75% to 4.39% per annum. The maturity dates of the loans existing as of the filing date ranged from December 9, 2017 to August 8, 2018. As of the filing date, the Company pledged accounts receivable and bank acceptance notes of approximately $2,273,000 and $3,690,000, respectively, as collateral under the above loan arrangements.

In the same period, the Company repaid loan principals as well as interests of totaling approximately $5,014,000 to Bank of China and Agricultural Bank of China.

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

Results of Operations

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	(U.S. dollars in millions)

Commercial Vehicle Brake Systems	$76.2	84.5%	$59.3	80.6%
Passenger Vehicle Brake Systems	$14.0	15.5%	$14.2	19.4%

Total	$90.2	100.0%	$73.5	100.0%

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	(U.S. dollars in millions)

Commercial Vehicle Brake Systems	$136.9	83.4%	$103.4	81.2%
Passenger Vehicle Brake Systems	$27.2	16.6%	$24.0	18.8%

Total	$164.1	100.0%	$127.4	100.0%

The sales were $90.2 million and $73.5 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $16.7 million or 22.7%. The sales were $164.1 million and $127.4 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $36.7 million or 28.8%. The increase was mainly due to the increased sales of commercial vehicle brake systems.

The sales from Commercial Vehicle Brake Systems increased by $16.9 million or 28.5%, to $76.2 million for the second fiscal quarter of 2017, compared to $59.3 million for the same period of 2016. The sales from Commercial Vehicle Brake Systems increased by $33.5 million or 32.4%, to $136.9 million for the six months ended June 30, 2017, compared to $103.4 million for the six months ended June 30, 2016. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from Passenger Vehicle Brake Systems decreased by $0.2 million or 1.4%, to $14.0 million for the second fiscal quarter of 2017, compared to $14.2 million for the same period of 2016. The sales from Passenger Vehicle Brake Systems increased by $3.2 million or 13.3%, to $27.2 million for the six months ended June 30, 2017, compared to $24.0 million for the same period of 2016. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of the sales revenue for these markets for the second fiscal quarter of the 2017 and 2016, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	June 30, 2017	Total Sales	June 30, 2016	Total Sales	Percentage Change
	(U.S. dollars in millions)

China OEM market	$47.3	52.4%	$36.7	49.9%	28.9%
China Aftermarket	$22.7	25.2%	$18.9	25.7%	20.1%
International market	$20.2	22.4%	$17.9	24.4%	12.8%
Total	$90.2	100.0%	$73.5	100.0%	22.7%

A breakdown of the sales revenues for China OEM markets, China aftermarket and international market for the six months ended June 30, 2017 and 2016, respectively, is set forth below:

	Six Months	Percent	Six Months	Percent
	Ended	of	Ended	of
	June 30, 2017	Total Sales	June 30, 2016	Total Sales	Percentage Change
	(U.S. dollars in million)

China OEM market	$89.1	54.3%	$64.9	50.9%	37.3%
China Aftermarket	$40.8	24.9%	$32.1	25.2%	27.1%
International market	$34.2	20.8%	$30.4	23.9%	12.5%
Total	$164.1	100.0%	$127.4	100.0%	28.8%

Considering the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by 28.9%, from the second fiscal quarter of 2016, to $47.3 million. Our sales to the Chinese OEM market increased by 37.3% from the six months ended June 30, 2017, to $89.1 million.

Our sales to the China aftermarket increased by $3.8 million or 20.1%, to $22.7 million for the second fiscal quarter of 2017, compared to $18.9 million for the same period of 2016. Our sales to the China aftermarket increased by $8.7 million or 27.1%, to $40.8 million for the six months ended June 30, 2017, compared to $32.1 million for the same period of 2016. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $2.3 million or 12.8%, to $20.2 million for the second fiscal quarter of 2017, as compared to $17.9 million for the same period of 2016. Our export sales increased by $3.8 million or 12.5%, to $34.2 million for the six months ended June 30, 2017, as compared to $30.4 million for the same period of 2016. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2017 were $66.5 million, an increase of $13.6 million or 25.6% from $52.9 million for the three month period ended June 30, 2016. Cost of sales for the six months ended June 30, 2017 were $119.9, an increase of $27.5 million or 29.8% from $92.3 million for the same period in 2016.

Our gross profit increased by 15.1% from $20.6 million for the three months ended June 30, 2016 to $23.7 million for the three month period ended June 30, 2017. Our gross profit increased by 26.3% from $35.0 million for the six months ended June 30, 2016 to $44.3 million for the same period of 2017.

Gross margin decreased to 26.3% from 28.0% for the three months period ended June 30, 2017 compared to 2016. Gross margin decreased to 27.0% from 27.5% for the six months ended June 30, 2017, as compared to the same period of 2016. To strengthen our competitiveness and increase our market share, we enhanced the price promotion for the six months ended June 30, 2017. We intend to focus in 2017 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended June 30, 2017 was $55.6 million, an increase of $13.1 million or 30.9% from $42.5 million for the same period last year. Cost of sales from Commercial Vehicle Brake Systems for the six months ended June 30, 2017 was $99.9 million, an increase of $25.3 million or 33.9% from $74.6 million for the same period of 2016. The gross profit from Commercial Vehicle Brake Systems increased by 22.4% from $16.8 million for three month period ended June 30, 2016 to $20.6 million for the three month period ended June 30, 2017. The gross profit from Commercial Vehicle Brake Systems increased by 28.5% from $28.8 million for the six months ended June 30, 2016 to $37.0 million for the same period of 2017. Gross margin from Commercial Vehicle Brake Systems decreased to 27.0% from 28.3% for the three months period ended June 30, 2017 compared to the three months period ended June 30, 2016. Gross margin from Commercial Vehicle Brake Systems decreased to 27.0% from 27.8% for the six months ended June 30, 2017 compared with the same period of 2016.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended June 30, 2017 was $10.9 million, an increase of $0.4 million or 4.2% from $10.5 million for the three month period ended June 30, 2016. Cost of sales from Passenger Vehicle Brake Systems for the six months ended June 30, 2017 was $20.0 million, an increase of $2.3 million or 12.6% from $17.7 million for the same period of 2016. The gross profit from Passenger Vehicle Brake Systems decreased by 17.3% from $3.8 million for the three month period ended June 30, 2016 to $3.1 million for the three month period ended June 30, 2017. The gross profit from Passenger Vehicle Brake Systems increased by 16.2% from $6.3 million for the six months ended June 30, 2016 to $7.3 million for the same period of 2017. Gross margin from Passenger Vehicle Brake Systems decreased to 22.3% from 26.6% for the three months ended June 30, 2017 compared to the three months period ended June 30, 2016. Gross margin from Passenger Vehicle Brake Systems increased to 26.7% from 26.1% for the six months ended June 30, 2017, as compared with the same period in 2016.

Selling and Distribution Expenses

Selling and distribution expenses were $9.0 million for the three months ended June 30, 2017, as compared to $7.1 million for the same period of 2016, an increase of $1.9 million or 26.1%. Selling and distribution expenses were $14.6 million for the six months ended June 30, 2017, as compared to $12.7 million for the same period of 2016, an increase of $1.9 million or 15.0%. The increase was mainly due to increased packaging expenses, repair fees, and product warranty fees.

As a percentage of sales revenue, selling expenses increased to 10.0% for the three months ended June 30, 2017, as compared to 9.7% for the same period in 2016. As a percentage of sales revenue, selling expenses decreased to 8.9% for the six months ended June 30, 2017, as compared to 10.0% for the same period in 2016.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended June 30, 2017, as compared to $4.9 million for the same period of 2016, a decrease of $0.2 million or 4.0%. General and administrative expenses were $8.8 million for the six months ended June 30, 2017, as compared to $11.8 million for the same period of 2016, a decrease of $3.0 million or 26.0%. The decrease was mainly due to the decrease in allowance for doubtful accounts for the six months ended June 30, 2017.

As a percentage of sales revenue, general and administrative expenses decreased to 5.2% for the three months ended June 30, 2017, as compared to 6.7% for the same period in 2016. As a percentage of sales revenue, general and administrative expenses decreased to 5.3% for the six months ended June 30, 2017, as compared to 9.3% for the same period in 2016.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2017, research and development expenses were $2.5 million, as compared to $2.4 million for the same period of 2016, an increase of $0.1 million. For the six months ended June 30, 2017, research and development expenses were $4.5 million, as compared to $4.1 million for the same period of 2016, an increase of $0.4 million.

Other Operating Income

Other operating income was $1.3 million for the three months ended June 30, 2017, as compared to $1.5 million for the three months ended June 30, 2016, a decrease of $0.2 million. Other operating income was $2.0 million for the six months ended June 30, 2017, as compared to $2.4 million for the six months ended June 30, 2016, a decrease of $0.4 million. The decrease was mainly due to a decrease in sales of raw material scrap.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.2 million for the three months ended June 30, 2017, compared with that of $1.7 million for the same period of 2016, an increase of $0.5 million. Depreciation and amortization expenses increased to $4.2 million for the six months ended June 30, 2017, compared with that of $3.4 million for the same period of 2016, an increase of $0.8 million. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment and the land and factory transaction with Ruili Group which occurred in May of 2016.

Interest income

The interest income for the three months ended June 30, 2017, decreased by $0.9 million to $0.01 million, compared with the same period of 2016. The interest income for the six months ended June 30, 2017, decreased by $1.0 million to $0.02 million, compared with the same period of 2016. The decrease was primarily due to the decreased short term investments during the period.

Interest Expenses

The interest expenses for the three months ended June 30, 2017, increased by $0.4 million to $0.5 million from $0.1 million for the same period of 2016. The interest expenses for the six months ended June 30, 2017, increased by $0.7 million to $1.0 million from $0.3 million for the same period of 2016, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The current income tax rate used by the Company for the six months ended June 30, 2017 is 15%.

Income tax expense was $1.3 million for the three months ended June 30, 2017, as compared to $1.3 million for the three months ended June 30, 2016. Income tax expense was $2.6 for the six months ended June 30, 2017, as compared to $1.2 for the six months ended June 30, 2016.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $0.7 million and $0.8 million for the second fiscal quarter ended June 30, 2017 and 2016, respectively. Net income attributable to non-controlling interest in subsidiaries amounted to $1.4 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended June 30, 2017, decreased by $1.3 million, to $5.9 million from $7.2 million for the fiscal quarter ended June 30, 2016 due to the factors discussed above. The net income attributable to stockholders for the six months ended June 30, 2017, increased by $5.1 million, to $12.8 million from $7.7 million for the six months ended June 30, 2016 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended June 30, 2017 and 2016, were $0.31 and $0.37, respectively. EPS, both basic and diluted, for the six months ended June 30, 2017 and 2016, were $0.67 and $0.40, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of $7.9 million, as compared to cash and cash equivalents of $8.1 million as of December 31, 2016. The Company had working capital of $91.0 million at June 30, 2017, as compared to working capital of $100.3 million at December 31, 2016, reflecting current ratios of 1.48:1 and 1.72:1, respectively.

OPERATING - Net cash used in operating activities was $3.2 million for six months ended June 30, 2017, an increase of $1.0 million, as compared with $2.2 million of net cash used in operating activities in the same period in 2016. Such increase was primarily due to the increased cash outflow resulted by changes in inventories.

INVESTING - During the six months ended June 30, 2017, the Company expended net cash of $24.4 million in investing activities mainly for acquisitions of property, plant, and equipment and land use right. For the six months ended June 30, 2016, the Company received net cash of $50.3 million in investing activities.

FINANCING - During the six month period ended June 30, 2017, the cash provided by financing activities was $27.2 million. Cash used in financing activities was $70.4 million for the six months ended June 30, 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value for the Dongshan Facility and Development Zone Facility were appraised to be RMB125 million (approximately $19.1 million) and RMB626 million (approximately $95.6 million), respectively. As of June 30, 2017, total amount of RMB481 million (approximately 73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use rights as specified in the Purchase Agreement.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2017, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2017 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of June 30, 2017, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as further amended (approved May 27, 2010). (1)

3.2	Amended and Restated Bylaws effective as of March 14, 2009. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K Current Report as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Furnished in accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : August 14, 2017	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

