Form 10-Q
period 2017-09-30
SORL Auto Parts Inc
filed 2017-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of November 14, 2017 there were 19,304,921 shares of Common Stock outstanding.

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2017

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30, 2017		December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	7,653,174	US$	8,057,155
Accounts receivable, net, including $0 and $5,025,509 from related parties at September 30, 2017 and December 31, 2016, respectively		125,807,155		102,129,294
Bank acceptance notes receivable		66,563,935		42,697,276
Inventories		83,079,686		65,776,517
Prepayments, current, including $138,075 and $0 from related parties at September 30, 2017 and December 31, 2016, respectively		11,811,104		10,797,601
Advances to related party		9,011,700		-
Restricted cash		700,974		5,476,621
Other current assets		6,632,395		1,124,608
Deferred tax assets		3,312,529		3,210,575
Total Current Assets		314,572,652		239,269,647

Property, plant and equipment, net		72,977,873		53,737,706
Land use rights, net		14,796,670		8,309,333
Intangible assets, net		5,263		11,438
Prepayments, non-current		9,184,597		-
Total Non-current Assets		96,964,403		62,058,477
Total Assets	US$	411,537,055	US$	301,328,124

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $2,188,003 and $1,953,707 to related parties at September 30, 2017 and December 31, 2016, respectively	US$	70,124,109	US$	65,672,626
Deposits received from customers		40,656,344		22,733,742
Short term bank loans		77,779,094		27,416,376
Income tax payable		1,972,847		996,522
Accrued expenses		19,981,863		20,103,392
Due to related party		4,129,808		-
Other current liabilities		2,695,541		2,013,943
Total Current Liabilities		217,339,606		138,936,601

Total Liabilities		217,339,606		138,936,601

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2017 and December 31, 2016		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		17,273,279		15,129,935
Accumulated other comprehensive income		13,308,933		6,117,042
Retained earnings		165,642,629		146,352,530
Total SORL Auto Parts, Inc. Stockholders' Equity		167,680,796		139,055,462
Noncontrolling Interest in Subsidiaries		26,516,653		23,336,061
Total Equity		194,197,449		162,391,523
Total Liabilities and Equity	US$	411,537,055	US$	301,328,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Sales	US$	101,329,628	US$	63,706,397	US$	267,589,953	US$	192,917,633
Include: sales to related parties		7,401,464		3,315,026		13,479,162		11,518,005
Cost of sales		74,027,933		44,794,499		194,703,290		136,657,152
Gross profit		27,301,695		18,911,898		72,886,663		56,260,481

Expenses:
Selling and distribution expenses		8,283,704		7,949,947		22,877,889		20,637,464
General and administrative expenses		4,761,787		4,878,979		13,517,222		16,717,966
Research and development expenses		2,941,243		2,409,891		7,477,902		6,533,540
Total operating expenses		15,986,734		15,238,817		43,873,013		43,888,970

Other operating income, net		473,610		60,659		1,185,958		144,715

Income from operations		11,788,571		3,733,740		30,199,608		12,516,226

Interest income		16,150		33,979		38,175		1,047,667
Government grants		1,006,033		424,029		1,119,337		569,041
Other income		47,262		212,513		47,976		763,534
Interest expenses		(804,499)		(214,974)		(1,827,835)		(515,547)
Other expenses		(886,782)		(155,261)		(1,536,921)		(582,820)

Income before income taxes provision		11,166,735		4,034,026		28,040,340		13,798,101

Income taxes provision		1,627,721		435,534		4,225,404		1,677,987

Net income	US$	9,539,014	US$	3,598,492	US$	23,814,936	US$	12,120,114

Net income attributable to noncontrolling interest in subsidiaries		953,901		359,849		2,381,493		1,212,011

Net income attributable to common stockholders	US$	8,585,113	US$	3,238,643	US$	21,433,443	US$	10,908,103

Comprehensive income:

Net income	US$	9,539,014	US$	3,598,492	US$	23,814,936	US$	12,120,114
Foreign currency translation adjustments		3,856,038		(1,109,719)		7,990,990		(4,599,246)
Comprehensive income		13,395,052		2,488,773		31,805,926		7,520,868
Comprehensive income attributable to noncontrolling interest in subsidiaries		1,339,505		248,877		3,180,592		752,086
Comprehensive income attributable to common stockholders	US$	12,055,547	US$	2,239,896	US$	28,625,334	US$	6,768,782

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.44	US$	0.17	US$	1.11	US$	0.57

EPS - diluted	US$	0.44	US$	0.17	US$	1.11	US$	0.57

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017		2016

Cash Flows From Operating Activities
Net income	US$	23,814,936	US$	12,120,114
Adjustments to reconcile net income to net cash provided by operating activities:

Allowance for doubtful accounts		759,854		6,328,318
Depreciation and amortization		6,623,082		5,357,366
Deferred income tax		42,583		(1,253,285)

Changes in assets and liabilities:
Accounts receivable		(19,276,498)		(21,237,420)
Bank acceptance notes receivable		2,056,320		(22,588,093)
Other current assets		(2,317,124)		(360,110)
Inventories		(13,792,530)		8,225,129
Prepayments, current		(1,312,081)		(5,240,758)
Prepaid capital lease interest		-		86,777
Accounts payable and bank acceptance notes to vendors		1,347,005		15,400,637
Income tax payable		909,912		1,153,011
Deposits received from customers		16,516,529		4,217,264
Other current liabilities and accrued expenses		(371,575)		1,086,934
Net Cash Flows Provided By Operating Activities		15,000,413		3,295,884

Cash Flows From Investing Activities
Change in short term investments		-		60,567,408
Acquisition and prepayments of property, plant and equipment and land use rights		(36,882,570)		(12,266,591)
Deposit for acquisition of land use rights		(2,982,537)		-
Advances to related party		(8,919,241)		(18,247,384)
Repayment of advances to related party		-		18,247,384
Change in restricted cash		4,871,113		(4,193,003)
Net Cash Flows Provided By (Used In) Investing Activities		(43,913,235)		44,107,814

Cash Flows From Financing Activities
Proceeds from bank loans		84,149,040		39,309,937
Repayment of bank loans		(36,149,680)		(37,110,783)
Proceeds from related parties		93,191,843		-
Repayments to related parties		(113,071,629)		-
Distribution to controlling shareholder in connection with plant and land use rights exchange with entity under common control		-		(70,781,668)
Repayment of capital lease		-		(1,779,040)
Net Cash Flows Provided By (Used In) Financing Activities		28,119,574		(70,361,554)

Effects on changes in foreign exchange rate		389,267		216,995

Net change in cash and cash equivalents		(403,981)		(22,740,861)

Cash and cash equivalents- beginning of the period		8,057,155		30,230,828

Cash and cash equivalents - end of the period	US$	7,653,174	US$	7,489,967

Supplemental Cash Flow Disclosures:
Interest paid	US$	1,255,540	US$	575,349
Income taxes paid	US$	3,272,909	US$	2,340,720

Non-cash Investing and Financing Transactions
Transfer of plant and land use right to entity under common control	US$	-	US$	17,342,372
Liabilities assumed in connection with the plant and land use right exchange	US$	-	US$	5,351,196
Loans from related party in the form of bank acceptance notes	US$	23,515,527	US$	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2017 (Unaudited)

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2016	19,304,921	$38,609	$(28,582,654)	$15,129,935	$146,352,530	$6,117,042	$139,055,462	$23,336,061	$162,391,523

Net income	-	-	-	-	21,433,443	-	21,433,443	2,381,493	23,814,936

Foreign currency translation adjustment	-	-	-	-	-	7,191,891	7,191,891	799,099	7,990,990

Transfer to reserve	-	-	-	2,143,344	(2,143,344)	-	-	-	-

Balance as of September 30, 2017	19,304,921	$38,609	$(28,582,654)	$17,273,279	$165,642,629	$13,308,933	$167,680,796	$26,516,653	$194,197,449

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, bank acceptance notes receivable, inventories, current prepayments, other current assets, deferred tax assets, accounts payable and bank acceptance notes to vendors, short term bank loans, deposits received from customers, income tax payable, accrued expenses and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

d. RESTRICTED CASH

Restricted cash mainly represents bank deposits used to pledge the bank acceptance notes. The Company entered into credit agreements with commercial banks in China (“endorsing banks”) which agree to provide credit within stipulated limits. Within the stipulated credit limits, the Company can issue bank acceptance notes to its suppliers as payments for the purchases. In order to issue bank acceptance notes, the Company is generally required to make initial deposits or pledge note receivables to the endorsing banks in amounts of certain percentage of the face amount of the bank acceptance notes to be issued by the Company. The cash in such accounts is restricted for use over the terms of the bank acceptance notes, which are normally six to twelve months.

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

f. BANK ACCEPTANCE NOTES RECEIVABLE

Bank acceptance notes receivable, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties. Bank acceptance notes do not bear interest. As of September 30, 2017 and December 31, 2016, bank acceptance notes receivable in the amount of $54,781,712 and $32,916,198, respectively, were pledged to banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes for cash before the maturity of the notes and such discount fees are included in interest expenses.

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

i. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in RMB, the currency of the PRC. The Company’s functional currency is also RMB. The Company has adopted FASB ASC 830-30 in translating financial statement amounts from RMB to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The stockholders’ equity accounts are translated at the appropriate historical rates. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

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

NOTE D – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE E - RELATED PARTY TRANSACTIONS

The Company continues to purchase primarily packaging materials from the Ruili Group. The Ruili Group is the minority stockholder of Joint Venture and is collectively controlled by Mr. Xiao Ping Zhang, his wife, Ms. Shu Ping Chi, and his brother, Mr. Xiao Feng Zhang. In addition, the Company purchases automotive components from four other related parties, Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”), Ruian Kormee Automobile Braking Co., Ltd. (“Ruian Kormee”), Ruili MeiLian Air Management System (LangFang) Co., Ltd. (“Ruili MeiLian”) and Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”). Guangzhou Kormee and Ruili MeiLian are controlled by the Ruili Group and Ruian Kormee is the wholly-owned subsidiary of Guangzhou Kormee. Ruili Group owns 49% equity interest in Shanghai Dachao. The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Ruian Kormee and Ruili MeiLian.

The following related party transactions occurred during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PURCHASES FROM:
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$124,340	$138,580	$1,449,946	$826,474
Ruian Kormee Automobile Braking Co., Ltd.	328,680	450,665	1,085,483	807,769
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,457,104	—	3,613,415	—
Shanghai Dachao Electric Technology Co., Ltd.	—	82,671	55,230	116,415
Ruili Group Co., Ltd.	1,335,449	1,027,210	3,845,123	2,972,963
Total Purchases	$3,245,573	$1,699,126	$10,049,197	$4,723,621

SALES TO:
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$3,125,127	$1,529,583	$4,874,568	$3,174,040
Ruian Kormee Automobile Braking Co., Ltd.	103,242	—	115,429	9,477
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	245,735	—	634,022	—
Ruili Group Co., Ltd.	3,927,360	1,785,443	7,855,143	8,334,488
Total Sales	$7,401,464	$3,315,026	$13,479,162	$11,518,005

	September 30,	December 31,
	2017	2016
ACCOUNTS RECEIVABLE FROM RELATED PARTIES
Ruili Group Co., Ltd.	$—	$4,361,010
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	—	664,499
Total	$—	$5,025,509

PREPAYMENTS TO RELATED PARTIES
Guangzhou Kormee Automotive Electronic Control Technology Co., Ltd.	$63,025	$—
Shanghai Dachao Electric Technology Co., Ltd.	75,050	—
Total	$138,075	$—

ADVANCES TO RELATED PARTY
Ruili Group Co., Ltd.	$9,011,700	$—
Total	$9,011,700	$—

ACCOUNTS PAYABLE AND BANK ACCEPTANCE NOTES TO RELATED PARTIES
Ruian Kormee Automobile Braking Co., Ltd.	$—	$628,310
Shanghai Dachao Electric Technology Co., Ltd.	—	100,441
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	2,188,003	1,224,956
Total	$2,188,003	$1,953,707

DUE TO RELATED PARTY
Ruian Kormee Automobile Braking Co., Ltd.	$4,129,808	$—
Total	$4,129,808	$—

The balance of advances to related party represents the advances from the Company to Ruili Group. The advances to Ruili Group are non-interest bearing, unsecured and due on demand. During the nine months ended September 30, the Company advanced cash in the amount of $8,919,241. The effect of changes in foreign exchange rate is $92,459.

The balance of due to related party represents the loans the Company obtained from related parties for working capital purposes. The borrowings from related parties are interest free, unsecured and repayable on demand. During the nine months ended September 30, 2017, the Company obtained loans from related parties in the amount of $93,191,843 in cash, including $5,829,744 from Ruian Kormee and $87,362,099 from Ruili Group. The Company also borrowed the amount of $23,515,527 in the form of bank acceptance notes from Ruili Group. Cash repayments to the related parties totaled $113,071,629, including $1,742,308 to Ruian Kormee and $111,329,321 to Ruili Group, during the nine months ended September 30, 2017. The effect of changes in foreign exchange rate is $494,067.

The Company entered into a lease agreement with Ruili Group, see Note M for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in the amount of RMB 150,000,000 (approximately $21,623,180) for the period from May 30, 2016 to May 14, 2017. As of September 30, 2017, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. The credit line was replaced by the one issued by the same bank in the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016, the guarantee of which was continued to be provided by the Company as of September 30, 2017 and will expire on April 18, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 200,000,000 (approximately $28,830,907) for the period from May 22, 2016 to May 22, 2017. As of September 30, 2017, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 69,000,000 (approximately $10,092,000) for the period from November 16, 2016 to January 16, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 180,000,000 (approximately $26,328,000) for the period from June 30, 2017 to June 30, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note K for more details.

NOTE F - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts receivable	$138,797,272	$113,815,711
Less: allowance for doubtful accounts	(12,990,117)	(11,686,417)
Accounts receivable, net	$125,807,155	$102,129,294

No customer individually accounted for more than 10% of our revenues or accounts receivable for the nine months ended September 30, 2017 and 2016. The changes in the allowance for doubtful accounts on September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
Beginning balance	$11,686,417	$12,075,402
Add: increase to allowance	759,854	395,491
Effects on changes in foreign exchange rate	543,846	(784,476)
Ending balance	$12,990,117	$11,686,417

NOTE G - INVENTORIES

On September 30, 2017 and December 31, 2016, inventories were consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$23,592,541	$20,121,513
Work-in-process	13,382,666	14,843,653
Finished goods	46,104,479	30,811,351
Total inventories	$83,079,686	$65,776,517

NOTE H - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment were consisted of the following on September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Machinery	$111,277,530	$87,694,677
Molds	1,314,717	1,257,841
Office equipment	2,385,454	2,021,982
Vehicles	3,291,065	2,246,203
Buildings	19,042,848	15,826,738
Leasehold improvements	479,301	458,566
Sub-total	137,790,915	109,506,007

Less: accumulated depreciation	(64,813,042)	(55,768,301)

Property, plant and equipment, net	$72,977,873	$53,737,706

Depreciation expense incurred was $6,353,494 and $5,110,014 for the nine months ended September 30, 2017 and 2016, respectively.

In May 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement (the “Purchase Agreement”) with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Rui'an Economic Development Zone, Rui'An City, Zhejiang Province, China (the “Dongshan Facility”), purchased in 2007 from Ruili Group, plus RMB 501.00 million (approximately $76.50 million) in cash for the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, China (the “Development Zone Facility”). As of the filing date, the Company has not obtained the property ownership certificate or land use right certificate of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 4.56 million (approximately $0.75 million) for the Dongshan Facility and RMB 15.00 million (approximately $2.30 million) for the Development Zone Facility. These amounts were determined based on a 3% tax rate on the consideration paid for the Dongshan Facility and the Development Zone Facility in the transactions, which the Company considered as the most probable amount of tax liability.

In July 2017, Ruian, a subsidiary of the Company, purchased plants and the associated land use rights from Yunding Holding Group Co., Ltd. in cash at the purchase price of RMB 60.06 million (approximately $8.87 million). The total cost including related deed tax and stamp duty is RMB 58.95 million (approximately $8.88 million) net of value-added input tax in association with the purchase, which has been fully paid in cash as of September 30, 2017. The title of the plants and the associated land use rights was transferred in July 2017. The allocated costs for the land use rights and the plants are RMB 42.35 million (approximately $6.38 million) and RMB 16.60 million (approximately $2.50 million), respectively. The plants and associated land use rights will be used to meet Ruian’s growing operational needs and is located in the east side of the International Auto Parts District, Tangxia Town, Ruian City, Zhejiang Province, China with a land use area of 33,141 square meters and a building floor area of 25,016 square meters.

NOTE I – LAND USE RIGHTS, NET

The balances for land use rights, net as of September 30, 2017 and December 31, 2016 are as the following:

	September 30,	December 31,
	2017	2016
Cost	$15,237,587	$8,473,362
Less: accumulated amortization	(440,917)	(164,029)
Land use rights, net	$14,796,670	$8,309,333

In connection with the execution of the Purchase Agreement in May 2016, the Company exchanged the Dongshan Facility plus RMB 501.00 million (approximately $76.50 million) in cash for Development Zone Facility, including land use rights with historical value of approximately $8.47 million. As of the filing date, the Company has not obtained the land use right certificate of the Development Zone Facility. Also see Note H for more details.

In July 2017, Ruian, a subsidiary of the Company, purchased plants and the associated land use rights from Yunding Holding Group Co., Ltd. in cash at the purchase price of RMB 60.06 million (approximately $8.87 million). The title of the plants and land use rights was transferred in July 2017. The allocated cost for the land use rights is RMB 42.35 million (approximately $6.38 million). Also see Note H for more details.

During the three months ended September 30, 2017, the Company also prepaid the amount of RMB 10.01 million (approximately $1.51 million) as down payment and RMB 20.00 million (approximately $3.01 million) as a refundable deposit to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Rui’an City, Zhejiang Province, China. As of the filing date, the title to the land use rights has not been transferred. The down payment was included in prepayments, non-current and the refundable deposit was included in other current assets in the unaudited consolidated balance sheets. Also see Note Q for more details.

NOTE J - DEFERRED TAX ASSETS

Deferred tax assets were consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Deferred tax assets - current
Allowance for doubtful accounts	$2,019,545	$1,798,894
Revenue (net of cost)	(128,438)	76,719
Unpaid accrued expenses	237,055	357,352
Warranty	1,184,367	977,610
Deferred tax assets	3,312,529	3,210,575
Valuation allowance	―	―
Deferred tax assets - current	$3,312,529	$3,210,575

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

NOTE K – SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Secured	$77,779,094	$27,416,376

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, Industrial and Commercial Bank of China, Oversea-Chinese Banking Corporation Limited and China Construction Bank, respectively, to finance general working capital as well as new equipment acquisitions. Interest rates for the loans outstanding during the nine months ended September 30, 2017 ranged from 0.55% to 5.22% per annum. The maturity dates of the loans existing as of September 30, 2017 ranged from October 2, 2017 to September 26, 2018. As of September 30, 2017 and December 31, 2016, the Company’s accounts receivables of $6,349,443 and $4,484,755, respectively, were pledged as collateral under loan arrangements. The interest expenses for short-term bank loans were $804,499 and $214,974 for the three months ended September 30, 2017 and 2016, respectively. The interest expenses, including discount fees, were $1,827,835 and $515,547 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, corporate or personal guarantees provided for those bank loans were as follows:

$5,611,817	Guaranteed by Ruili Group, a related party.
$2,944,146	Pledged by Ruili Group, a related party, with its land and buildings. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.
$14,227,576	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.
$24,861,004	Pledged by the Company with its bank acceptance notes.
$22,600,913	Pledged by Hangzhou Ruili Zhiye Development Ltd., a related party under common control of Ruili Group, with its properties. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both of who are the Company’s principal stockholders.
$6,026,910	Pledged by the Company’s land and properties. Guaranteed by Ruili Group, Xiaoping Zhang, who is one of the Company’s principal stockholders.
$1,506,728	Pledged by Ruili Group, a related party, with its land and buildings.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
US statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-1.86%	-3.54%
Effects of expenses not deductible for tax purposes	0.54%	0.74%
Other items	1.39%	-0.04%
Effective tax rate	15.07%	12.16%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. In the nine months ended September 30, 2017, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Current	$4,199,727	$2,942,048
Deferred	25,677	(1,264,061)
Total	$4,225,404	$1,677,987

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2017 and December 31, 2016.

NOTE M – OPERATING LEASES WITH RELATED PARTY

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The initial lease term was from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB 2,100,000 (approximately $333,688).

The lease expenses were $684,252 and $1,402,658 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE N - WARRANTY CLAIMS

Warranty claims were $2,261,311 and $1,741,415 for the nine months ended September 30, 2017 and 2016, respectively. Warranty claims are classified as accrued expenses on the balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2017 was as follows:

Beginning balance at January 1, 2017	$6,517,402
Aggregate increase for new warranties issued during current period	2,261,311
Aggregate reduction for payments made	(1,207,221)
Effect of exchange rate fluctuation	324,288
Ending balance at September 30, 2017	$7,895,780

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

	Nine Months Ended September 30,
	2017	2016

SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$223,937,534	$157,362,913
Passenger vehicles brake systems	43,652,419	35,554,720

Sales	$267,589,953	$192,917,633
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

GROSS PROFIT
Commercial vehicles brake systems	$61,485,066	$45,768,683
Passenger vehicles brake systems	11,401,597	10,491,798
Gross profit	$72,886,663	$56,260,481

Selling and distribution expenses	22,877,889	20,637,464
General and administrative expenses	13,517,222	16,717,966
Research and development expenses	7,477,902	6,533,540

Other operating income, net	1,185,958	144,715

Income from operations	30,199,608	12,516,226

Interest income	38,175	1,047,667
Government grants	1,119,337	569,041
Other income	47,976	763,534
Interest expenses	(1,827,835)	(515,547)
Other expenses	(1,536,921)	(582,820)
Income before income tax expense	$28,040,340	$13,798,101

CAPITAL EXPENDITURE
Commercial vehicles brake systems	$30,791,780	$9,994,389
Passenger vehicles brake systems	6,090,790	2,272,202

Total	$36,882,570	$12,266,591

DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$5,538,902	$4,375,484
Passenger vehicles brake systems	1,084,180	981,882

Total	$6,623,082	$5,357,366

	September 30, 2017	December 31, 2016

TOTAL ASSETS
Commercial vehicles brake systems	$346,308,432	$248,023,179
Passenger vehicles brake systems	65,228,623	53,304,945

Total	$411,537,055	$301,328,124

	September 30, 2017	December 31, 2016

LONG LIVED ASSETS
Commercial vehicles brake systems	$81,595,545	$51,080,332
Passenger vehicles brake systems	15,368,858	10,978,145

Total	$96,964,403	$62,058,477

NOTE P – CONTINGENCIES

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

(2) The information of lease commitments is provided in Note M.

(3) The information of guarantees and assets pledged is provided in Note E.

NOTE Q – SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans for the total amount of approximately $13,809,000 from Bank of China, Agricultural Bank of China, and Industrial Bank Co., Ltd. to finance general working capital. Interest rates for those loans ranged from 4.10% to 5.22% per annum. The maturity dates of the loans existing as of the filing date ranged from January 20, 2018 to October 11, 2018. As of the filing date, the Company pledged accounts receivable of approximately $1,387,000, as collateral under the loan arrangements of Bank of China. The Company continuously pledged bank acceptance notes to borrow money from Agricultural Bank of China..

In the same period, the Company repaid loan principals as well as interests for the total amount of approximately $4,793,000 to Bank of China and Agricultural Bank of China.

On October 20, 2017, the Company entered into a State-owned Construction Land Use Right Transfer Agreement with Rui’an Land Resources Bureau to purchase the land use rights located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Rui’an City, Zhejiang Province, China, with an area of 35,483 square meters for the price of RMB 50.03 million (approximately $7.54 million). As of the filing date, the Company has not paid the purchase price in full and the title to the land use rights has not been transferred. Down payment of RMB 10.01 million (approximately $1.51 million) and a refundable deposit of RMB 20.00 million (approximately $3.01 million) were paid by the Company as of September 30, 2017. The RMB 20.00 million (approximately $3.01 million) deposit which had been paid earlier was refunded to the Company as of the filing date of this report.

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

See Note L to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$85.3	84.2%	$52.5	82.4%
Passenger Vehicle Brake Systems	$16.0	15.8%	$11.2	17.6%

Total	$101.3	100.0%	$63.7	100.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$223.9	83.7%	$157.3	81.6%
Passenger Vehicle Brake Systems	$43.7	16.3%	$35.6	18.4%

Total	$267.6	100.0%	$192.9	100.0%

The sales were $101.3 million and $63.7 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $37.6 million or 59.0%. The sales were $267.6 million and $192.9 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $74.7 million or 38.7%. The increase was mainly due to the increased sales of commercial vehicle brake systems.

The sales from Commercial Vehicle Brake Systems increased by $32.8 million or 62.5%, to $85.3 million for the third fiscal quarter of 2017, compared to $52.5 million for the same period of 2016. The sales from Commercial Vehicle Brake Systems increased by $66.6 million or 42.3%, to $223.9 million for the nine months ended September 30, 2017, compared to $157.3 million for the nine months ended September 30, 2016. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from Passenger Vehicle Brake Systems increased by $4.8 million or 42.9%, to $16.0 million for the third fiscal quarter of 2017, compared to $11.2 million for the same period of 2016. The sales from Passenger Vehicle Brake Systems increased by $8.1 million or 22.8%, to $43.7 million for the nine months ended September 30, 2017, compared to $35.6 million for the same period of 2016. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of the sales revenue for these markets for the third fiscal quarter of the 2017 and 2016, respectively, is set forth below:

	Three Months		Three Months
	Ended	Percent	Ended	Percent
	September 30, 2017	of Total Sales	September 30, 2016	of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$50.5	49.8%	$29.6	46.5%	70.6%
China Aftermarket	$31.5	31.1%	$17.9	28.1%	76.0%
International market	$19.3	19.1%	$16.2	25.4%	19.1%
Total	$101.3	100.0%	$63.7	100.0%	59.0%

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the nine months ended September 30, 2017 and 2016, respectively, is set forth below:

	Nine Months		Nine Months
	Ended	Percent	Ended	Percent
	September 30, 2017	of Total Sales	September 30, 2016	of Total Sales	Percentage Change
	(U.S. dollars in million)
China OEM market	$141.8	53.0%	$96.3	49.9%	47.2%
China Aftermarket	$72.3	27.0%	$49.9	25.9%	44.9%
International market	$53.5	20.0%	$46.7	24.2%	14.6%
Total	$267.6	100.0%	$192.9	100.0%	41.4%

Considering the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by $20.9 million or 70.6%, to $50.5 million for the third fiscal quarter of 2017, compared to $29.6 million for the same period of 2016. Our sales to the Chinese OEM market increased by $45.5 million or 47.2%, to $141.8 million for the nine months ended September 30, 2017, compared to $96.3 million for the same period of 2016.

Our sales to the China aftermarket increased by $13.6 million or 76.0%, to $31.5 million for the third fiscal quarter of 2017, compared to $17.9 million for the same period of 2016. Our sales to the China aftermarket increased by $22.4 million or 44.9%, to $72.3 million for the nine months ended September 30, 2017, compared to $49.9 million for the same period of 2016. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $3.1 million or 19.1%, to $19.3 million for the third fiscal quarter of 2017, as compared to $16.2 million for the same period of 2016. Our export sales increased by $6.8 million or 14.6%, to $53.5 million for the nine months ended September 30, 2017, as compared to $46.7 million for the same period of 2016. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2017 were $74.0 million, an increase of $29.2 million or 65.3% from $44.8 million for the three month period ended September 30, 2016. Cost of sales for the nine months ended September 30, 2017 were $194.7 million, an increase of $58.0 million or 42.5% from $136.7 million for the same period of 2016.

Our gross profit increased by 44.4% from $18.9 million for the period of 2016 to $27.3 million for the three month period ended September 30, 2017. Our gross profit increased by 29.6% from $56.3 million for the period of 2016 to $72.9 million for the three month period ended September 30, 2017.

Gross margin decreased to 26.9% from 29.7% for the three month period ended September 30, 2017 compared with 2016. Gross margin decreased to 27.2% from 29.2% for the nine months ended September 30, 2017, as compared with the same period of 2016. The decrease was mainly due to the price increase of the raw materials and our further price promotion to strengthen our competitiveness and increase our market share for the nine months ended September 30, 2017. We intend to focus in 2017 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended September 30, 2017 were $61.9 million, an increase of $25.3 million or 69.1% from $36.6 million for the same period of 2016. Cost of sales from Commercial Vehicle Brake Systems for the nine months ended September 30, 2017 were $162.5 million, an increase of $50.9 million or 45.6% from $111.6 million for the same period of 2016. The gross profit from Commercial Vehicle Brake Systems increased by 47.1% from $15.9 million for three month period ended September 30, 2016 to $23.4 million for the three month period ended September 30, 2017. The gross profit from Commercial Vehicle Brake Systems increased by 34.3% from $45.8 million for the nine months ended September 30, 2016 to $61.5 million for the nine months ended September 30, 2017. Gross margin from Commercial Vehicle Brake Systems decreased to 27.4% from 30.3% for the three months period ended September 30, 2017 compared to the three months period ended September 30, 2016. Gross margin from Commercial Vehicle Brake Systems decreased to 27.5% from 29.1% for the nine months ended September 30, 2017 compared with the same period of 2016.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended September 30, 2017 were $12.1 million, an increase of $3.9 million or 48.2% from $8.2 million for the three month period ended September 30, 2016. Cost of sales from Passenger Vehicle Brake Systems for the nine months ended September 30, 2017 were $32.3 million, an increase of $7.2 million or 28.7% from $25.1 million for the same period of 2016. The gross profit from Passenger Vehicle Brake Systems increased by 29.7% from $3.0 million for the three month period ended September 30, 2016 to $3.9 million for the three month period ended September 30, 2017. The gross profit from Passenger Vehicle Brake Systems increased by 8.7% from $10.5 million for the nine months ended September 30, 2016 to $11.4 million for the same period of 2017. Gross margin from Passenger Vehicle Brake Systems decreased to 24.4% for the three months ended September 30, 2017, as compared to 27.0% for the three months period ended September 30, 2016. Gross margin from Passenger Vehicle Brake Systems decreased to 26.1% for the nine months ended September 30, 2017, as compared to 29.5% for the same period in 2016.

Selling and Distribution Expenses

Selling and distribution expenses were $8.3 million for the three months ended September 30, 2017, as compared to $7.9 million for the same period of 2016, an increase of $0.4 million or 5.1%. Selling and distribution expenses were $22.9 million for the nine months ended September 30, 2017, as compared to $20.6 million for the same period of 2016, an increase of $2.3 million or 11.2%. The increase was mainly due to increased freight expense and packaging expenses.

As a percentage of sales revenue, selling expenses decreased to 8.2% for the three months ended September 30, 2017, as compared to 12.8% for the same period in 2016. As a percentage of sales revenue, selling expenses decreased to 8.5% for the nine months ended September 30, 2017, as compared to 10.9% for the same period in 2016.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2017, as compared to $4.9 million for the same period of 2016, a decrease of $0.1 million or 2.0%. General and administrative expenses were $13.5 million for the nine months ended September 30, 2017, as compared to $16.7 million for the same period of 2016, a decrease of $3.2 million or 19.2%. The decrease was mainly due to the decrease in bad debt expense for the nine months ended September 30, 2017.

As a percentage of sales revenue, general and administrative expenses decreased to 4.7% for the three months ended September 30, 2017, as compared to 7.9% for the same period in 2016. As a percentage of sales revenue, general and administrative expenses decreased to 5.1% for the nine months ended September 30, 2017, as compared to 8.8% for the same period in 2016.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2017, research and development expenses were $2.9 million, as compared to $2.4 million for the same period of 2016, an increase of $0.5 million. For the nine months ended September 30, 2017, research and development expenses were $7.5 million, as compared to $6.5 million for the same period of 2016, an increase of $1.0 million.

Other Operating Income

Other operating income was $0.5 million for the three months ended September 30, 2017, as compared to $0.3 million for the three months ended September 30, 2016, an increase of $0.2 million. Other operating income was $1.2 million for the nine months ended September 30, 2017, as compared to $0.7 million for the nine months ended September 30, 2016, an increase of $0.5 million. The increase was mainly due to an increase in sales of raw material scrap.

Depreciation and Amortization

Depreciation and amortization expense was $2.4 million for the three months ended September 30, 2017, compared with that of $1.9 million for the same period of 2016. Depreciation and amortization expenses increased to $6.6 million for the nine months ended September 30, 2017, compared with that of $5.4 million for the same period of 2016, an increase of $1.2 million. The increase in depreciation and amortization expenses was primarily due to the purchase of production equipment and the land and factory transaction with Ruili Group which occurred in May of 2016.

Interest income

The interest income for the three months ended September 30, 2017, decreased by $0.01 million to $0.02 million from $0.03 million for the same period of 2016. The interest income for the nine months ended September 30, 2017, decreased by $0.96 million to $0.04 million from $1.0 million for the same period of 2016. The decrease was primarily due to decreased short term investments during the period.

Interest Expenses

The interest expenses for the three months ended September 30, 2017, increased by $0.6 million to $0.8 million from $0.2 million for the same period of 2016. The interest expenses for the nine months ended September 30, 2017, increased by $1.3 million to $1.8 million from $0.5 million for the same period of 2016, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

Income Tax

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The current income tax rate used by the Company for the nine months ended September 30, 2017 is 15%.

Income tax expense was $1.6 million for the three months ended September 30, 2017, as compared to $0.4 million for the three months ended September 30, 2016. Income tax expense was $4.2 million for the nine months ended September 30, 2017, as compared to $1.7 million for the nine months ended September 30, 2016.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $1.0 million and $0.4 million for the third fiscal quarter ended September 30, 2017 and 2016, respectively. Net income attributable to non-controlling interest in subsidiaries amounted to $2.4 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended September 30, 2017, increased by $5.4 million, to $8.6 million from $3.2 million for the fiscal quarter ended September 30, 2016 due to the factors discussed above. The net income attributable to stockholders for the nine months ended September 30, 2017, increased by $10.5 million, to $21.4 million from $10.9 million for the nine months ended September 30, 2016 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended September 30, 2017 and 2016, were $0.44 and $0.17, respectively. EPS, both basic and diluted, for the nine months ended September 30, 2017 and 2016, were $1.11 and $0.57, respectively. The increase was primarily due to increased sales and gross profit.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of $7.7 million, as compared to cash and cash equivalents of $8.1 million as of December 31, 2016. The Company had working capital of $97.2 million on September 30, 2017, as compared to working capital of $100.3 million on December 31, 2016, reflecting current ratios of 1.45:1 and 1.72:1, respectively.

OPERATING - Net cash provided by operating activities was $15.0 million for nine months ended September 30, 2017, an increase of $11.7 million, as compared with $3.3 million of net cash provided in operating activities in the same period in 2016. Such increase was primarily due to the increased sales and deposits received from customers.

INVESTING - During the nine months ended September 30, 2017, the Company expended net cash of $43.9 million in investing activities mainly for acquisitions of property, plant, and equipment and land use rights. For the nine months ended September 30, 2016, net cash of $44.1 million was provided by investing activities.

FINANCING - During the nine month period ended September 30, 2017, the net cash provided in financing activities was $28.1 million. Net cash used in financing activities was $70.4 million for the nine months ended September 30, 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value for the Dongshan Facility and Development Zone Facility were appraised to be RMB125 million (approximately $19.1 million) and RMB626 million (approximately $95.6 million), respectively. As of Sep 30, 2017, total amount of RMB481 million (approximately 73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use rights as specified in the Purchase Agreement.

Even if the Company is unable to timely resolve obtain the land use right certificate for the land and related building, the Company believes that there will be no potential adverse implication on the Company for the following reasons.

1.	The Company acquired the land use rights in a transaction between the Company and the Ruili Group, a related party. The Ruili Group, as the original land use right owner, has granted the land use right to the Company by contract which is supported by valid consideration.

2.	No third party would oppose the Company’s use of the land, because no third party has any interest in the land use right or property ownership right, other than the Ruili Group and the government.

a)	The Ruili Group promised that the Company has the right to use the land and related building, even before the land use certificate is transferred.

b)	According to the laws of China, the government owns all the land and the buildings attached to the land in China. Once the land use right is granted to Ruili Group, Ruili Group has the right to assign its land use rights to any third parties, including the Company, without interference from the government. Therefore, it is unlikely that the government will oppose the Company’s right to use the land and related building.

c)	The Company has reserved tax payables in the amount of RMB 19,590,000 (approximately $2,891,580) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

CONTRACTUAL OBLIGATIONS

As of September 30, 2017, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of September 30, 2017, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2017	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)