Form 10-K
period 2017-12-31
SORL Auto Parts Inc
filed 2018-04-02
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended - December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	30-0091294 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☑   Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State registrant’s revenues for its most recent fiscal year December 31, 2017: $390,522,569.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2017, the value was approximately $53.0 million.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of April 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, which is expected to be filed no later than 120 days after December 31, 2017, are incorporated by reference into Part III Items 10, 11, 12, 13 and of this report.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Incorporated on March 24, 1982, SORL Auto Parts, Inc. is a Delaware corporation. Through its 90% ownership of the Ruili Group Ruian Auto Parts Co., Ltd., a Sino-Foreign joint venture (the “Joint Venture”), SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”) develops, manufactures and distributes automotive brake systems and other key safety related auto parts to automotive original equipment manufacturers, or OEMs, and the related aftermarket both in China and abroad. The Company’s products are used in different types of commercial vehicles, such as trucks and buses. Automotive brake systems and other key safety related auto parts are critical components that ensure driving safety.

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

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group, a related party under common control. As a result of this acquisition, the Company's product offerings expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts. The purchase price was RMB170 million, or approximately $25 million. The transaction was accounted for using the book basis of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Ruili Group. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of $8.0 million, $8.0 million and $5.2 million, respectively. The Company did not acquire any of the assets of the Ruili Group other than as described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

STRATEGIC PLAN

With the implementation of the Chinese IV Emission Standard, large quantities of used vehicles could not reach the standard requirements and were determined to be replaced, which contributed to substantial increase in auto parts sales for 2017. Additionally, in 2017, the Chinese government strictly enforced the rule that vehicles must not be overloaded above weight limits, which resulted in higher demands in new vehicles that are capable of loading larger weight limits. The higher demands lead to increased sales in auto parts. In 2017, the Company expects the aforementioned law enforcements of emission standards and weight limits will continue to boost the needs in auto parts until demands of new vehicles are saturated. In 2018, the Chinese Central Government will still strengthen the actions to control the excess emission of the diesel vehicle and also include the New Energy Vehicle development as one of its essential works. Based on the above analysis, the management projects the commercial vehicle market will have a slight increase in 2018. In 2018, our strategic plan includes these elements:

•	Enhance the development of new energy products. The management projects that the New Energy Vehicle market will have a moderate growth in 2018.

•	Improve manufacturing technology and further computerize our manufacturing processes. We plan to continue improving our manufacturing process to enhance product quality. We believe that improvement of manufacturing technology will further automate and streamline our manufacturing processes, which could ultimately eliminate human errors, increase manufacturing efficiency, lower production costs and at the same time ensure consistent quality of our products.

THE COMPANY’S PRODUCTS

Through the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related auto parts in China and internationally. Our products are mainly used in the braking systems of different types of commercial vehicles, passenger vehicles and railway transportation vehicles, including an extensive range of products covering 65 categories and over 2,000 specifications in automotive brake systems. Automotive brake systems and other key safety related auto parts are essential components to ensure driving safety.

We seek to introduce new products for each customer. When working with a customer, our goal is to understand the need of each customer and utilize our extensive experience and innovative technology to deliver products that meet such need. We support our products with a full range of styling, design, testing and manufacturing capabilities, including just-in-time and in-sequence delivery.

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

The Company obtained ISO9001/QS9000/VDA6.1 System Certifications in 2001. We passed the ISO/TS 16949 System Certification test (an ISO technical specification aiming to develop a quality management system which provides for continued improvement, emphasizing defect prevention and the reduction of variation and waste in the supply chain) conducted by the TUV CERT Certification Body of TUV Industries Service GmbH in 2004, and its annual review in 2015. The ISO/TS 16949 System, a higher standard replacing the ISO9001/QS9000/VDA6.1 System, was enacted by the International Automotive Task Force and is recognized by major automobile manufacturers all over the world. The annual reviews for other certifications which we passed include ISO14001 on environmental management and OHSAS18001 for health and safety management, reflecting the Company’s commitment to workplace safety, health and environmental protection.

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufactures (“CAAM”) in 2017, China currently is still the world’s biggest automotive market and continued to expand, hitting an all-time high in 2017. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

According to the statistics published by the CAAM in 2017, China’s automobile output and sales volume both reached high record levels of 29.01 million and 28.88 million units, respectively, representing increases of 3% and 3.2% respectively comparing to 2017. The output and sales volume of commercial vehicles increased by 13.8% to 4.20 million units and 14% to 4.16 million units, respectively.

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

MARKETS AND CUSTOMERS

We strengthened our sales and marketing efforts in 2017. The sales person headcounts for Chinese sales and international sales were 105 and 70, respectively. Products are sold under the “SORL” trademark, which we licensed on a royalty free basis from Ruili Group. The Company renewed the license from Ruili Group in 2012 which currently expires in 2022. We have an agreement with Ruili Group that the term of the license will be extended beyond 2022 as long as the registration for the trademark is renewed.

In general, The Company’s sales can be divided into three segments: Chinese OEM Market, Chinese Aftermarket, and International Market. The above identified markets account for approximately 46.1%, 35.4% and 18.5%, respectively, of the Company’s annual sales for 2017.

Chinese OEM Market - We have established long-term business relationships with most of the major vehicle manufacturers in China. We sell our products to approximately 70 major vehicle manufacturers, including a majority of the key truck manufacturers in China. In addition to heavy-duty trucks, our products are also widely used in brake systems on buses. Typically, bus manufacturers purchase a chassis from truck chassis manufacturers which already has incorporated our brake systems.

The table below presents comparative information for 2017 and 2016 of the Company’s top five OEM customers.

Ranking	Customer	% of 2017 Sales	Customer	% of 2016 Sales

1	FAW Jiefang Automotive Co., Ltd.	5.0%	FAW Jiefang Automotive Co., Ltd.	4.8%
2	FAW Jiefang Qingdao Automotive Co., Ltd.	3.5%	FAW Jiefang Qingdao Automotive Co., Ltd.	3.2%
3	Shaanxi Heavy Duty Automobile Co., Ltd.	3.3%	Shaanxi Heavy Duty Automobile Co., Ltd.	2.6%
4	Dongfeng Dena Axle Co., Ltd.(Shi Yan)	1.8%	Anhui Jianghuai Automobile Co., Ltd.	2.1%
5	Beijing Foton Daimler Automotive Co., Ltd.	1.8%	Dongfeng Dena Axle Co., Ltd.(Shi Yan)	2.0%

We continue to expand our business with FAW Group, Dongfeng Motor Co., Ltd, and Shaanxi Heavy Duty Automobile Co., Ltd, which ranked in the top ten highest sales commercial vehicle manufacturers in China during 2017. The Company is a “core supplier” to the FAW Group, and a strategic partner with both Beiqi Foton Motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements).

Chinese Aftermarket - The Company’s Chinese aftermarket sales network consists of 56 authorized distributors covering the following seven regions throughout China: Northeast Region, North Region, Northwest Region, Southwest Region, Central Region, East Region and South Region.

The 56 authorized distributors sell only “SORL” products and further distribute the products through over 2,000 sub-distributors.

International Market – With incline in the truck production and currency depreciation in some countries in 2017, our export sales in 2017 increased comparing to 2016. Our strategies in the export market include the following:

•	We focus on both the international aftermarket and OEM customers at the same time.
•	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfurt, Equip Auto in Paris, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to attract new customers and new orders.
•	In December 2015, we divested all of our equity interest in SORL International Holding, Ltd., a joint venture we formed in 2009 in Hong Kong. Going forward, we plan to distribute our products in the Asia-Pacific region primarily through our in-house sales teams.
•	The Company strives to create a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has international sales centers in the United Arab Emirates (“UAE”), the United States of America (“USA”), and Europe. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2017, our export sales accounted for 18.5% of total revenue. Products are exported to more than 104 countries and regions in the world. The table below presents comparative information for 2017 and 2016 of the Company’s top five international customers.

Ranking	Country	Customer Name	% of 2017 Sales	Country	Customer Name	% of 2016 Sales

1	USA	SAP	2.4%	USA	SAP	2.4%
2	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.0%	India	HISHIKHA OVERSEAS	1.6%
3	India	HISHIKHA OVERSEAS	1.0%	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.4%
4	USA	Alltech Auto	0.8%	USA	CARDONE	0.9%
5	BRAZIL	SCHULZ	0.8%	USA	Alltech Auto	0.8%

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

Domestic Competition - Our major competitors in China are: VIE and CAFF, each as described below.

•	China VIE Group, or VIE: Its principal products are main valves and unloader/governors, majorly supplied to OEMs, such as Anhui Jianghuai Automobile Co., Ltd., and the remaining portion supplied to the aftermarket and export.

•	Chongqing CAFF Automobile Braking and Steering Systems Co., Ltd., or CAFF: Its main products are air dryers and main valves. Its principal customer is Chongqing Heavy Vehicle Group Co., Ltd.

We believe the Company has the following competitive advantages:

•	Brand Name: As one of China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is known nationwide. SORL was awarded as the “Well-Known Brand” issued by Chinese State Administration of Industry and Commerce.
•	Technology: We take technological innovation and leadership as the critical path to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We have also established a new state-of-the-art testing center in 2014, which strengthened our testing capability.
•	Product Development: Because our management has the belief that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, the Middle East and Europe we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.
•	China Sales Networks: We have 56 authorized distributors covering seven regions in China. We help train their salesperson and improve their service quality. These authorized distributors in turn distribute “SORL” products through over 2,000 sub-distributors throughout China.

International Competition - In the international market, our largest competitors are Wabco Holdings, Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings, Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

•	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. The Company’s technology and manufacturing improvements have strengthened and our products’ performance-cost ratio is increasing.
•	Quick Adaptation to Local Markets: Through our international sales channels in the U.S., the Middle East and Europe, we have been able to timely respond to local market needs.
•	Diversified Auto Products: In addition to braking system products for commercial vehicles, we also produce key safety products for passenger vehicles and braking system products for railway vehicles. This integrated product offering helps reduce customers’ transaction costs and incentives the customers to purchase such products from us.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2017, we had 370 technical staff members, 210 of whom possess Engineer or Senior Engineer qualifications. Our technical staff are divided as follows: 30 for information technology, 230 for new product development and design techniques, 35 for measurement and testing, and the remaining 75 for quality management.

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

We own a full range of processing equipment required for the development of new auto part products, including machines for molding, die casting, cutting, pressing and surface treatment. Furthermore, we are capable of designing and making over 90% of the devices, such as tools, jigs and molds, that are required for producing prototypes. Last but not the least, the partnerships with Tsinghua University and Zhejiang University in developing software for application in our new product design system have leaded to substantial time savings in our new product development cycle.

Patented Technologies

We continue to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 617 issued patents and 745 patent applications worldwide.

Trademarks

Our principal trademark is “SORL”, which we currently licensed on a non-exclusive royalty free basis from the Ruili Group. The license currently expires in the year of 2022 and we have an agreement with the Ruili Group that the term of the license will be extended as long as the registration for the trademark is renewed. The Ruili Group obtained the registration for “SORL” from the World Intellectual Property Organization and registered the trademark in the United States in 2007 as well.

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

During 2017, the Company did not make any material capital expenditures relating to environmental compliance.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally supplied from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2017, our three largest suppliers were Shanghai Shougang Steel Trading Co., Ltd., Shanghai Bao Steel Trading Co., Ltd., and Shanghai Jin Shi Material Trading Co., Ltd. which together accounted for 11.7% of the total purchase. None of the suppliers accounted for more than 10% of the total purchases.

When planning a purchase order, we compare prices of comparable goods quoted by different suppliers to receive the lowest price. In order to secure a favorable purchase price and subsequently a predictable cost of sales, we generally make a down payment to suppliers.

Normally, our annual purchase plan for raw materials, such as aluminum ingot and steel sheet, are determined at the beginning of the calendar year according to our OEM customers’ orders and our own forecast for the aftermarket and international sales. Our purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on monthly production plans. Management believes that this arrangement prevents us from having excessive inventories when the orders from our customers change.

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

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with a GDP growth rate for 2015, 2016 and 2017, of 6.9%, 6.7% and 6.9%, respectively.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 4,930 employees, all of whom are employed full time and are grouped as follows: 142 for quality control and quality check, 370 technical staffs, 175 sales and marketing staffs, 4,158 production workers and 85 administrative staffs. There are employment agreements with all of the employees. We believe that the employment contracts with all our employees comply with relevant laws and regulations of China. We are not subject to any collective bargaining agreement.

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

Certain persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. In particular, Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer is an officer and a principal stockholder of the Ruili Group, which is engaged in the development, production and sale of various kinds of automotive parts as well as operating a hotel property and investing in the development of real property in China. The management of our Joint Venture is shared with the Ruili Group and therefore there may exist conflicts of interest between us and the Ruili Group in connection with its operation. Our Joint Venture Agreement provides that the board of directors of the Joint Venture is comprised of three persons, two of whom are appointed by us and the remaining one is appointed by the Ruili Group. However, at this time, three of the directors of the Joint Venture, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shu Ping Chi, are also directors of us and the founders and executives of Ruili Group. There can be no assurance that in the event of a conflict between us and the Ruili Group, our interests in the Joint Venture will not be adversely affected or that our Company’s interests will always be fairly represented. The Ruili Group also provides certain services to the Company in the form of bank guaranties and licensing of certain intellectual property rights and technology. As a result, conflicts of interest between us and the Ruili Group may occur from time to time. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise the duty of loyalty and the duty of care in managing our affairs. However, the existing responsibilities limit the amount of time such officers and directors can spend on our affairs.

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

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2017, our three largest customers accounted for approximately 11.8% and 10.6% of our revenues in 2017 and 2016, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if one or more major customers stop purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property rights effectively which may be difficult particularly in China.

The success of our business depends on the legal protection of the intellectual property rights we hold. As of the fiscal year ended December 31, 2017, we own 617 patents and additional 745 under applications. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and/or know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our normal business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

In 2017, approximately 35.4% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. Longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, holding approximately 47.1%, 5.9% and 5.9% respectively, of the Company’s outstanding common stock as of December 31, 2017. As a result, these stockholders collectively are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in Ruian City, Wenzhou Area, Zhejiang Province, People’s Republic of China, which boasts many automotive parts production facilities similar to ours. On May 5, 2016, through its principal operating subsidiary, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agree to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility, plus RMB501,000,000 (approximately $76,533,000) in cash.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

On April 18, 2006, our shares of common stock began trading on the Nasdaq Capital Market under the symbol “SORL”. Subsequently, our shares of common stock began trading on the Nasdaq Global Market on November 21, 2006 under the symbol “SORL”. High and low sales prices per share of our common stock as reported on Nasdaq for each quarter ended during 2017 and 2016 are as follows:

Quarter Ended	Low	High

2017
First Quarter	$2.68	$4.25
Second Quarter	3.59	9.74
Third Quarter	3.70	8.70
Fourth Quarter	3.75	8.45

2016
First Quarter	$1.39	$2.57
Second Quarter	1.50	1.99
Third Quarter	1.68	4.85
Fourth Quarter	2.76	5.05

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Stockholders

At March 31, 2018, we had approximately 681 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

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

The Ruili Group was incorporated in the PRC in 1987 to specialize in the development, production and sale of various kinds of automotive parts. Its headquarters are located in Ruian City, Wenzhou Area, Zhejiang Province, People’s Republic of China, one of the leading automotive parts manufacturing centers of China with more than 1400 auto parts manufacturing companies. Its major product lines include valves for air brake systems, auto metering products, auto electric products, anti-lock brake systems and retarders. Some of those products were developed and are manufactured through affiliated companies of Ruili Group. Due to its leading position in the industry, the Chairman of the Ruili Group, Mr. Xiao Ping Zhang, has been elected as the Chairman of Wenzhou Auto Parts Association, one of the leading auto parts trade associations in China. Mr. Zhang is also the Chairman and Chief Executive Officer of the Company. The Joint Venture was established in the PRC as a Sino-Foreign joint venture company with limited liability by the Ruili Group and Fairford. Fairford and Ruili Group contributed 90% and 10%, respectively, of the paid-in capital of the Joint Venture in the aggregate amount of approximately $53.8 million.

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

The transactions were accounted for as a reverse spin-off in accordance with EITF 02-11 “Accounting for Spin-offs”. Accordingly SORL Auto Parts, Inc. was deemed to be the “spinner” for accounting purposes.

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese individual investor. The new joint venture was named SORL International Holding, Ltd. ("SIH") based in Hong Kong. Fairford holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese individual investor holds a 10% interest. SIH is primarily devoted to expand SORL's international sales network in the Asia-Pacific region and create a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese individual investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

Warranties

Estimated product warranty expenses are accrued in selling expenses at the time the related sales are recognized. We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers.

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

The Company increased its investment in the Joint Venture as a result of its financing in December, 2006. In accordance with the Income Tax Law of the People's Republic of China on Foreign-invested Enterprises and Foreign Enterprises, the Joint Venture was eligible for additional preferential tax treatment. For the years ended December 31, 2007 and 2008, the Joint Venture was entitled to an income tax exemption on all pre-tax income generated by the company above its pre-tax income generated in the year ended December 31, 2006. Thereafter, the Joint Venture was entitled to a 50% exemption from the effective income tax rate on any pre-tax income above its 2006 pre-tax income, to be recognized in the years ended December 31, 2009, 2010 and 2011. However, the above tax exemption was superseded, as a result of the fact that the Joint Venture having been awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate from the year ended December 31, 2009 through the year ended December 31, 2011. The Company used a tax rate of 25% for the first three quarters of 2012. In December 2012, the Joint Venture passed the re-assessment of "High-Tech Enterprise" designation by the government, according to relevant PRC income tax laws. Accordingly, it was taxed at a 15% rate through the year ended December 31, 2014. In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continued to be taxed at the 15% tax rate in 2016 and 2017.

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

RESULTS OF OPERATIONS

Revenue

The year ended December 31, 2017 as compared to the year ended December 31, 2016:

	Years Ended December 31,
Sales	2017	Percent of Total sales	2016	Percent of Total sales
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$330.2	84.6%	$224.2	80.4%
Passenger vehicle brake systems, etc.	$60.3	15.4%	$54.5	19.6%

Total	$390.5	100.0%	$278.7	100.0%

Total sales were $390.5 million and $278.7 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $111.8 million or 40.1% year over year. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM market and aftermarket.

The sales from commercial vehicle brake systems increased by $106 million or 47.3%, to $330.2 million for the year ended December 31, 2017, compared to $224.2 million for the year ended December 31, 2016. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems. The sales from passenger vehicle brake systems increased by $5.8 million or 10.6%, to $60.3 million for the year ended December 31, 2017, compared to $54.5 million for the year December 31, 2016. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of sales revenue for our three principal markets, Chinese OEM market, Chinese Aftermarket and International Market, in 2017 and 2016 is as follows:

	Years Ended December 31,
		Percent of		Percent of	Percentage
	2017	Total sales	2016	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$180.1	46.1%	$118.4	42.5%	52.0%
China Aftermarket	$138.4	35.4%	$100.9	36.2%	37.2%
International market	$72.0	18.5%	$59.4	21.3%	21.3%

Total	$390.5	100.0%	$278.7	100.0%	40.1%

With the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by $61.6 million or 52.0%, from $118.4 million in 2016, to $180.1 million in 2017.

Our sales to the Chinese aftermarket increased by $37.5 million or 37.2%, to $138.4 million for the year of 2017, compared to $100.9 million for the year of 2016. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $12.7 million or 21.3%, to $72.0 million for the year of 2017, as compared to $59.4 million for the year of 2016. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2017 increased to $286.3 million from $203.4 million for the year ended December 31, 2016, an increase of $83.0 million, or 40.8%.

Gross profit for the year ended December 31, 2017, increased by $28.8 million or 38.2% to $104.2 million from $75.4 million for the year ended December 31, 2016, as a result of the increased sales.

Gross margin decreased by approximately 0.3%, from 27.0% in 2016 to 26.7% in 2017. To strengthen our competitiveness and increase our market share, we would enhanced the price promotion in the 2018.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2017 were $240.8 million, an increase of $79.6 million or 49.4%, from $161.2 million for the year ended December 31, 2016. The gross profit from commercial vehicle brake systems increased by 41.7% to $89.4 million for the year ended December 31, 2017 from $63.1 million for the year of 2016. Gross margin from commercial vehicle brake systems decreased to 27.1% for the year ended December 31, 2017 from 28.1% in 2016. We intend to focus in 2018 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us increase our gross profit margins.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2017 were $45.5 million, an increase of $3.3 million or 7.8% from $42.2 million for the year ended December 31, 2016. The gross profit from passenger vehicle brake systems increased by 20.2% to $14.8 million for the year of 2017 from $12.3 million for the year of 2016. Gross margin from passenger vehicle brake systems increased to 24.6% for the year ended December 31, 2017 from 22.6% in 2016. To strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the year ended December 31, 2017.

Selling Expenses

Selling expenses were $39.1 million for the year ended December 31, 2017, as compared to $29.8 million for the year ended December 31, 2016, an increase of $9.2 million or 30.9%. The increase was mainly due to increased freight expense and packaging expenses as well as increased compensation for sales employees with the increase in sales. As a percentage of sales revenue, selling expenses decreased to 10.0% for the year ended December 31, 2017, as compared to 10.7% for the same period in 2016.

General and Administrative Expenses

General and administrative expenses were $22.0 million for the year ended December 31, 2017, as compared to $15.2 million for the year ended December 31, 2016, an increase of $6.8 million or 44.8%. The increase was mainly due to the increased sales. As a percentage of sales revenue, general and administrative expenses increased to 5.6% for the year ended December 31, 2017, as compared to 5.5% for the same period in 2016.

Research and Development Expense

Research and development expense was $11.0 million for the year ended December 31, 2017, as compared with $7.7 million for the year ended December 31, 2016, an increase of $3.3 million or 42.7%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and developing electronically controlled products.

Other Operating Income

For the year ended December 31, 2017, other operating income was $3.0 million compared with $0.6 million for the year ended December 31, 2016, an increase of $2.4 million or 446.8%. The increase was due to an increase in sales of raw material scrap for the year ended December 31, 2017.

Depreciation and Amortization

Depreciation and amortization expense increased to $9.3 million for the year ended December 31, 2017, compared with depreciation and amortization expense of $7.2 million for the year ended December 31, 2016. The increase in depreciation and amortization expense was due to the higher acquisitions of plant, property, equipment and land use rights.

Interest Income

Interest income for the year ended December 31, 2017, decreased by $0.8 million to $0.2 million from $1.0 million for the year of 2016, mainly due to decrease in short term investments during the year.

Interest Expenses

The interest expenses for the year ended December 31, 2017 increased by $2.2 million to $3.1 million from $0.9 million for the year of 2016, mainly due to increased interest rate and increased amount of average loans outstanding during the year.

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

Income tax expense of $4.7 million and $3.3 million was recorded for the year of 2017 and 2016, respectively.

Net Income Attributable to Non-controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian. Net income attributable to non-controlling interest in subsidiaries amounted to $2.7 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively.

Net Income Attributable To Stockholders

The net income attributable to stockholders for the year ended December 31, 2017 increased by $5.1 million, to $24.3 million from $19.2 million for the year ended December 31, 2016 due to the increase in our sales and gross profit. Earnings per share (“EPS”), both basic and diluted, for 2017 and 2016, were $1.26 and $1.00 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

As of December 31, 2017, the Company had cash and cash equivalents of $4.2 million, a decrease of $3.8 million, as compared to cash and cash equivalents of $8.1 million at December 31, 2016. The Company had working capital of $111.4 million at December 31, 2017, an increase of $59.1 million as compared to working capital of $97.1 million at December 31, 2016, reflecting current ratios of 1.3:1 and 1.7:1, respectively.

OPERATING - Net cash provided by operating activities was $33.8 million for the year ended December 31, 2017, as compared to $5.4 million of net cash provided by operating activities for the year ended December 31, 2016, an increase of $28.4 million, primarily due to the increased cash inflows as a result of the change in deposits received from customers and accounts payable and bank acceptance notes to vendors.

INVESTING - For the year ended December 31, 2017, the Company used net cash of $120.6 million in investing activities mainly for acquisition of plant, property, equipment and land use rights, and also advances to related parties. During the year ended December 31, 2016, the Company generated net cash of $38.2 million in investing activities mainly for proceeds from short term investments.

FINANCING – For the year ended December 31, 2017, net cash provided by financing activities was $82.6 million. Net cash used by financing activities was $66.8 million for the year ended December 31, 2016.

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

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2017 and December 31, 2016, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB 501 million (approximately $76.5 million) in cash for Development Zone Facility. The value for the Dongshan Facility and Development Zone Facility were appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of December 31, 2017, total amount of RMB 481 million (approximately 73.5 million) was paid to the Ruili Group in installments, and the remaining RMB 20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use rights as specified in the Purchase Agreement.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2017, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any material market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

Although our reporting currency is the U.S. dollar, the functional currency of Joint Venture is primarily RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In prior years, the RMB had been appreciating against the U.S. dollar. During the last couple of years, the RMB started to depreciate against the U.S. dollars.

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

ITEM 8 FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

SORL Auto Parts, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). We have also audited the parent company financial statements for the years ended December 31, 2017 and 2016 included in Schedule I. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Basis for Opinion

These financial statements and parent company financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and the parent company financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2013.
Houston, Texas
April 2, 2018

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and December 31, 2016

	December 31, 2017		December 31, 2016
Assets
Current Assets
Cash and cash equivalents	US$	4,221,940	US$	8,057,155
Accounts receivable, net, including $1,297,734 and $5,025,509 from related parties at December 31, 2017 and 2016, respectively		134,384,961		102,129,294
Bank acceptance notes from customers		116,040,688		42,697,276
Inventories		114,300,564		65,776,517
Prepayments, current, including $999,527 and $- to related party at December 31, 2017 and 2016, respectively		8,826,004		10,797,601
Restricted cash		376,236		5,476,621
Advances to related parties		72,318,224		-
Other current assets, net		5,555,568		1,124,608
Total Current Assets		456,024,185		236,059,072

Property, plant and equipment, net		79,828,006		53,737,706
Land use rights, net		14,912,134		8,309,333
Intangible assets, net		3,341		11,438
Deposits on loan agreements		10,712,865		-
Prepayments, non-current		16,594,987		-
Deferred tax assets		4,240,424		3,210,575
Total Non-Current Assets		126,291,757		65,269,052
Total Assets	US$	582,315,942	US$	301,328,124

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $15,896,804 and $1,953,707 payable to related parties at December 31, 2017 and 2016, respectively	US$	118,051,633	US$	65,672,626
Deposits received from customers		43,087,473		22,733,742
Short term bank loans		125,380,899		27,416,376
Current portion of long term loans		24,266,031		-
Income tax payable		3,249,727		996,522
Accrued expenses		25,154,658		20,103,392
Deferred income		1,020,273		-
Due to related party		1,572,963		-
Other current liabilities		2,857,130		2,013,943
Total Current Liabilities		344,640,787		138,936,601

Long term loans, less current portion and net of unamortized debt issuance costs		37,383,224		-
Total Non-Current Liabilities		37,383,224		-
Total Liabilities		382,024,011		138,936,601

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2017 and 2016		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2017 and 2016		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		17,562,357		15,129,935
Accumulated other comprehensive income		15,903,188		6,117,042
Retained earnings		168,244,329		146,352,530
Total SORL Auto Parts, Inc. Stockholders' Equity		173,165,829		139,055,462
Noncontrolling Interest In Subsidiaries		27,126,102		23,336,061
Total Equity		200,291,931		162,391,523
Total Liabilities and Equity	US$	582,315,942	US$	301,328,124

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2017 and 2016

	2017		2016

Sales	US$	390,522,569	US$	278,743,122
Include: sales to related parties		24,376,622		20,289,371
Cost of sales		286,336,367		203,353,086
Gross profit		104,186,202		75,390,036

Expenses:
Selling and distribution expenses		39,067,566		29,837,757
General and administrative expenses		22,023,338		15,206,423
Research and development expenses		11,004,560		7,709,533
Total operating expenses		72,095,464		52,753,713

Other operating income, net		3,039,824		555,946

Income from operations		35,130,562		23,192,269

Interest income		232,466		1,047,667
Government grants		2,264,055		832,264
Other income		101,475		1,244,078
Interest expenses		(3,100,396)		(887,097)
Other expenses		(2,883,440)		(807,858)

Income before income taxes provision		31,744,722		24,621,323

Income taxes provision		4,717,810		3,266,413

Net income	US$	27,026,912	US$	21,354,910

Net income attributable to noncontrolling interest in subsidiaries		2,702,691		2,135,516

Net income attributable to common stockholders	US$	24,324,221	US$	19,219,394

Comprehensive income:

Net income	US$	27,026,912	US$	21,354,910
Foreign currency translation adjustments		10,873,496		(10,606,219)
Comprehensive income		37,900,408		10,748,691
Comprehensive income attributable to noncontrolling interest in subsidiaries		3,790,041		1,074,894
Comprehensive income attributable to common stockholders	US$	34,110,367	US$	9,673,797

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	1.26	US$	1.00

EPS - diluted	US$	1.26	US$	1.00

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017		2016

Cash Flows From Operating Activities
Net income	US$	27,026,912	US$	21,354,910
Adjustments to reconcile net income to net cash provided by operating activities:

Allowance for doubtful accounts		1,474,872		395,491
Depreciation and amortization		9,259,516		7,239,908
Deferred income tax		(807,058)		(502,903)
Loss on disposal of property and equipment		9,515		-
Changes in assets and liabilities:
Account receivable		(26,640,753)		(39,422,631)
Bank acceptance notes from customers		(3,197,464)		(21,991,160)
Other currents assets		(4,371,425)		(291,979)
Inventories		(43,139,593)		3,281,901
Prepayments		1,877,272		(7,366,749)
Prepaid capital lease interest		-		90,373
Accounts payable and bank acceptance notes to vendors		46,444,126		31,988,447
Income tax payable		2,126,238		1,314,808
Deposits received from customers		18,302,544		4,135,536
Deferred income		989,766		-
Other current liabilities and accrued expenses		4,466,181		5,201,618
Net Cash Flows Provided By Operating Activities		33,820,649		5,427,570

Cash Flows From Investing Activities
Change in short term investments		-		58,993,591
Deposits on loan agreements		(5,196,271)		-
Acquisition of property, equipment, plant and land use rights		(52,259,319)		(15,889,693)
Deposits for acquisition of land use rights		(2,982,537)		-
Refund of deposits for acquisition of land use rights		2,982,537		-
Advances to related parties		(186,885,309)		(18,247,384)
Repayment of advances to related parties		118,436,661		18,247,384
Change in restricted cash		5,275,390		(4,897,377)
Net Cash Flows Provided By (Used In) Investing Activities		(120,628,848)		38,206,521

Cash Flows From Financing Activities
Proceeds from short term bank loans		206,836,188		53,895,058
Repayment of short term bank loans		(113,440,430)		(48,153,831)
Proceeds from related parties		103,775,545		-
Repayments to related parties		(139,482,122)		-
Proceeds from long term loans		29,692,975		-
Repayment of long term loans		(3,008,756)		-
Payment of debt issuance costs		(1,767,572)		-
Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control		-		(70,781,668)
Repayment of capital lease		-		(1,779,040)
Net Cash Flows Provided By (Used In) Financing Activities		82,605,828		(66,819,481)

Effects on changes in foreign exchange rate		367,156		1,011,717

Net change in cash and cash equivalents		(3,835,215)		(22,173,673)

Cash and cash equivalents- beginning of the year		8,057,155		30,230,828

Cash and cash equivalents - end of the year	US$	4,221,940	US$	8,057,155

Supplemental Cash Flow Disclosures:
Interest paid	US$	2,860,931	US$	807,587
Income taxes paid	US$	3,398,629	US$	3,284,070

Non-cash Investing and Financing Transactions
Transfer of plant and land use rights to entity under common control	US$	-	US$	17,342,372
Liabilities assumed in connection with the plant and land use rights exchange	US$	-	US$	5,351,196
Proceeds from long term loans in the form of bank acceptance notes	US$	29,692,975	US$	-
Loans from related party in the form of bank acceptance notes	US$	35,706,576	US$	-
Transfer of debt among related parties	US$	3,711,622	US$	-
Deposits on loan agreements deducted from proceeds from long term loans	US$	5,196,271	US$	-

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2017 and 2016

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2015	19,304,921	$38,609	$42,199,014	$13,207,972	$129,055,099	$15,662,639	$200,163,333	$22,261,167	$222,424,500

Net income	-	-	-	-	19,219,394	-	19,219,394	2,135,516	21,354,910

Foreign currency translation adjustment	-	-	-	-	-	(9,545,597)	(9,545,597)	(1,060,622)	(10,606,219)

Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control	-	-	(70,781,668)	-	-	-	(70,781,668)	-	(70,781,668)

Transfer to reserve	-	-	-	1,921,963	(1,921,963)	-	-	-	-
Balance as of December 31, 2016	19,304,921	$38,609	$(28,582,654)	$15,129,935	$146,352,530	$6,117,042	$139,055,462	$23,336,061	$162,391,523

Net income	-	-	-	-	24,324,221	-	24,324,221	2,702,691	27,026,912

Foreign currency translation adjustment	-	-	-	-	-	9,786,146	9,786,146	1,087,350	10,873,496

Transfer to reserve	-	-	-	2,432,422	(2,432,422)	-	-	-	-
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivables and payables, prepaid expenses, other current assets, short term bank loans, current portion of long term loans, deposits received from customers and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

f.	FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

i)	Credit risks – Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC. The Company has no customer that accounts for more than 10.00% of its total revenues for the year ended December 31, 2017.
ii)	Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.
iii)	Interest rate risk - The interest rate of short term bank borrowings obtained in 2017 ranged from 1.35% to 5.22% and the term ranged from approximately one month to one year. The Company also obtained long term loans from non-financial institutions for effective interest rates ranging from 4.31% to 8.50%. The Company’s income and cash flows are substantially independent of changes in market interest rates.

g.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	SHORT TERM INVESTMENTS

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

Term deposit in the amount of $6,190,800 (RMB 40,000,000) was pledged as security interest for the bank acceptance notes issued to Hangzhou Xiangwei Wuzi Co., Ltd, a related party controlled by the relative of Ms. Shu Ping Chi, by Zhejiang Chouzhou Commercial Bank for the period from December 17, 2015 to June 17, 2016. As of December 31, 2016, the term deposit matured and the pledge was released as the bank acceptance notes were paid off by Hangzhou Xiangwei Wuzi Co., Ltd.

Term deposit in the amount of $3,317,650 (RMB 22,000,000) was pledged for the credit line granted to Ruili Group, a related party, by Bank of Ningbo for the period from January 13, 2016 to July 13, 2016. As of December 31, 2016, the term deposit matured and the pledge was released as the credit line was fully paid off by Ruili Group.

i.	RESTRICTED CASH

In 2016, the restricted cash mainly represents bank deposits used to pledge the bank acceptance notes. The Company entered into credit agreements with commercial banks in China (“endorsing banks”) which agree to provide credit within stipulated limits. Within the stipulated credit limits, the Company can issue bank acceptance notes to its suppliers as payments for the purchases. In order to issue bank acceptance notes, the Company is generally required to make initial deposits or pledge note receivables to the endorsing banks in amounts of certain percentage of the face amount of the bank acceptance notes to be issued by the Company. The cash in such accounts is restricted for use over the terms of the bank acceptance notes, which are normally three to six months. In 2017, with the change of the issuing banks, the Company is no longer required to make initial deposits for issuing bank acceptance notes. The restricted cash was mainly required as a deposit for obtaining a letter of credit from Industrial Bank Co., Ltd., which agreed to provide guarantee that the Company would pay on time to the sellers in the case of any purchases.

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

The allowances are calculated based on a detailed review of certain individual customer accounts, historical collectability rates, a general provision based on aging and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company will write off the uncollectible receivables once any customers are bankrupt or there is a remote possibility that the Company will collect the outstanding balance. The write-off must be reported to the local tax authorities and the Company must receive official approval from them. To date, the Company has not written off any account receivables.

o.	NOTES RECEIVABLE

Notes receivable, generally due within twelve months, are issued by some customers to pay certain outstanding receivable balances to the Company with specific payment terms and definitive due dates. Notes receivable do not bear interest. As of December 31, 2017 and 2016, notes receivables in the amount of $95,914,724 and $32,916,198, respectively, were pledged to endorsing banks to issue bank acceptance notes or short term bank loans. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes. The Company incurred discount fees of $37,177 and $135,329 for the years ended December 31, 2017 and 2016, respectively, which were included in interest expenses.

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

Research and development costs are classified as general and administrative expenses and are expensed as incurred. Research and development expenses were $11,004,560 for the year ended December 31, 2017, as compared with $7,709,533 for the year ended December 31, 2016.

u.	SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $7,094,863 and $6,529,999 for the years ended December 31, 2017 and 2016, respectively.

v.	ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $440,582 and $239,301 for the years ended December 31, 2017 and 2016, respectively.

w.	WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $1,570,290 and $2,503,950 for the years ended December 31, 2017 and 2016, respectively.

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

aa.	GOVERNMENT GRANTS

Government grants include cash subsidies as well as other subsidies received from the PRC government by the Joint Venture. Such subsidies are generally provided as incentives from the local government to encourage the expansion of local business. Government grants are recognized when received and all the conditions specified in the grant have been met. Capital grants received in advance of the acquisition of equipment are recorded initially in deferred income and then offset against the cost of the related equipment upon acquisition.

bb.	SEGMENT REPORTING

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2017 and 2016, the Company operated in two reportable business segments: (1) commercial vehicles brake systems (2) passenger vehicles brake systems.

cc.	RECENTLY ISSUED FINANCIAL STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company elected to adopt the new standard effective January 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the full retrospective method to restate prior reporting period presented. The Company has identified its revenue streams and assessed each for the impacts. The Company expects the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company’s consolidated statements of income.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this amendment from January 1, 2017. The adoption did not have an impact on our consolidated financial statements and related disclosures other than for reclassification.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for publicly-traded companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company plans to adopt the standard effective January 1, 2019. The Company anticipates this standard will not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the standard effective January 1, 2018 and anticipates this standard will not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

NOTE 3 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer)

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. ("Ruili Group")	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang.

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd. ("Guangzhou Kormee")	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”, "Ruian Kormee")	Wholly controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. ("Shanghai Dachao")	Ruili Group holds 49% of the equity interests in Shanghai Dachao.

Ruili MeiLian Air Management System (LangFang) Co., Ltd. ("Ruili Meilian")	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. ("Wenzhou Lichuang")	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. ("Ningbo Ruili")	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. ("Shanghai Ruili")	Wholly controlled by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. ("Kunshan Yuetu")	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. ("Shanghai Tabouk")	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

HangZhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from five other related parties, Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao and Wenzhou Lichuang. The Company also purchases molds from Ningbo Ruili used in its production.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Ruian Kormee, Shanghai Tabouk and Ruili Meilian.

The following related party transactions occurred for the years ended December 31, 2017 and 2016:

For the Years Ended December 31,
	2017	2016
PURCHASES FROM:
Guangzhou Ruili Kormee Automative Eletronic Control Technology Co., Ltd.	$4,487,457	$793,861
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	1,357,612	1,329,135
Shanghai Dachao Electric Technology Co., Ltd.	188,899	1,787,921
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	4,106,986	110,446
Ruili Group Co., Ltd.	5,478,853	4,011,206
Wenzhou Lichuang Auto Parts Co., Ltd.	5,446,212	—
Total Purchases	$21,066,019	$8,032,569

SALES TO:
Guangzhou Ruili Kormee Automative Eletronic Control Technology Co., Ltd.	$7,467,661	$5,781,501
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	135,911	37,325
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,253,664	—
Ruili Group Co., Ltd.	14,108,062	13,436,421
Shanghai Tabouk Auto Components Co., Ltd.	1,411,324	1,034,124
Total Sales	$24,376,622	$20,289,371

	December 31,
	2017	2016
ACCOUNTS RECEIVABLE
Ruili Group Co., Ltd.	$—	$4,361,010
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	—	664,499
Shanghai Tabouk Auto Components Co., Ltd.	1,297,734	—

Total	$1,297,734	$5,025,509

ACCOUNTS PREPAYMENT
Ningbo Ruili Equipment Co., Ltd.	$999,527	$—

	$999,527	$—

ADVANCES TO RELATED PARTIES
Ruili Group Co., Ltd.	$5,711,605	$—
Shanghai Ruili Real Estate Development Co., Ltd.	65,069,497	—
Kunshan Yuetu Real Estate Development Co., Ltd.	1,537,122	$—

Total	$72,318,224	$—

ACCOUNTS PAYABLE TO RELATED PARTIES

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$—	$628,310
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	3,414,719	—
Shanghai Dachao Electric Technology Co., Ltd.	83,178	100,441
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,993,787	1,224,956
Wenzhou Lichuang Auto Parts Co., Ltd.	10,405,120	—

Total	$15,896,804	$1,953,707

DUE TO RELATED PARTY
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$1,572,963	$—

Total	$1,572,963	$—

During the year ended December 31, 2017, the Company advanced to its related parties in the amount of $186,885,309, including $117,296,565 to Ruili Group, $2,185,691 to Ruian Kormee, $65,918,404 to Shanghai Ruili and $1,484,649 to Kunshan Yuetu. Cash repayments received from related parties amounted to $118,436,661, including $115,467,364 from Ruili Group and $2,969,297 from Shanghai Ruili. The effect of changes in foreign exchange rate is $2,109,754. The Company, Ruian Kormee, and Ruili Group agreed that Ruili Group would transfer $3,711,622 in 2017 to Ruian Kormee by adjusting their corresponding balances with the Company, as a result the Company owed $1,572,963 to Ruian Kormee and had advance balance of $5,711,605 from Ruili Group as of December 31, 2017.

The advances to Ruili Group and Ruian Kormee are non-interest bearing, unsecured and due on demand. Those advances are usually repaid within 3 months and are in return for their constant financing support provided to the Company. The advances to Shanghai Ruili and Kunshan Yuetu, bearing an interest rate of 5.22% per annum. During the year ended December 31, 2017, the interest income from advances to related parties amounted to $181,272, which has not been paid as of the filing date. During the year ended December 31, 2016, the Company provided an interest-free borrowing of $18,247,384 to Ruili Group. The borrowing was fully repaid as of December 31, 2016.

Subsequent to December 31, 2017, the Company continued to provide loans to related parties. See Note 21 for more details.

During the year ended December 31, 2017, the Company obtained loans from related parties for working capital purposes. Of the total cash borrowings of $103,775,545, $88,197,285 was obtained from Ruili Group and $15,578,260 from Ruian Kormee. The Company also borrowed the amount of $35,706,576 in the form of bank acceptance notes from Ruili Group. Cash repayments to related parties totaled $139,482,122, including $123,903,862 to Ruili Group and $15,578,260 to Ruian Kormee.

As of December 31, 2017, the Company prepaid Ningbo Ruili in the amount of $999,527 for the purchase of molds which are used in production for 2018.

The Company also entered into several lease agreements with related parties. See Note 17 for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in the amount of RMB 150,000,000 (approximately $21,623,180) for the period from May 30, 2016 to May 14, 2017. As of December 31, 2017, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. The credit line was replaced by the one issued by the same bank in the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016. The credit line was renewed on October 19, 2017, and the guarantee was accordingly extended by the Company as of December 31, 2017 and will expire on April 18, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in the amount of RMB 200,000,000 (approximately $28,830,907) for the period from May 22, 2016 to May 22, 2017. As of December 31, 2017, the guarantee was released as the credit line was fully paid off by Ruili Group.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 69,000,000 (approximately $10,092,000) for the period from November 16, 2016 to January 16, 2018. The credit line was renewed on December 21, 2017 for a period of 12 months, and the guarantee was accordingly extended by the Company as of December 31, 2017 and will expire on December 20, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 180,000,000 (approximately $26,328,000) for the period from June 30, 2017 to June 30, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note 11 for more details.

In May 2016, the Company, through its principal subsidiary, entered into a purchase agreement with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, China, purchased from Ruili Group in 2007. See Note 7 for more details.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$148,312,117	$113,815,711
Less: allowance for doubtful accounts	(13,927,156)	(11,686,417)

Account receivable balance, net	$134,384,961	$102,129,294

No customer individually accounted for more than 10% of our revenues or accounts receivable for the years ended December 31, 2017 and 2016. The changes in the allowance for doubtful accounts at December 31, 2017 and December 31, 2016 were summarized as follows:

	December 31, 2017	December 31, 2016
Beginning balance	$11,686,417	$12,075,402
Add: Increase to allowance	1,474,872	395,491
Less: Accounts written off	—	—
Effects on changes in foreign exchange rate	765,867	(784,476)

Ending balance	$13,927,156	$11,686,417

NOTE 6 – INVENTORIES

On December 31, 2017 and December 31, 2016, inventories consisted of the following:

	December 31, 2017	December 31, 2016
Raw materials	$27,657,266	$20,121,513
Work-in-process	40,805,434	14,843,653
Finished goods	45,837,864	30,811,351

Less: Write-down of inventories	—	—
Total inventories	$114,300,564	$65,776,517

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following, on December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Machinery	$119,296,564	$87,694,677
Molds	1,338,912	1,257,841
Office equipment	2,998,443	2,021,982
Vehicles	3,681,194	2,246,203
Buildings	20,127,148	15,826,738
Leasehold improvements	486,834	458,566
Sub-total	147,929,095	109,506,007

Less: Accumulated depreciation	(68,101,089)	(55,768,301)

Property, plant and equipment, net	$79,828,006	$53,737,706

Depreciation expense charged to operations was $8,871,856 and $6,943,941 for the years ended December 31, 2017 and 2016, respectively.

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

In July 2017, Ruian, a subsidiary of the Company, purchased plants and the associated land use rights from Yunding Holding Group Co., Ltd. in cash at the purchase price of RMB 60.06 million (approximately $8.87 million). The total cost including related deed tax and stamp duty is RMB 58.95 million (approximately $8.88 million) net of value-added input tax in association with the purchase, which has been fully paid in cash as of December 31, 2017. The title of the plants and the associated land use rights was transferred in July 2017. The allocated costs for the land use rights and the plants are RMB 42.35 million (approximately $6.38 million) and RMB 16.60 million (approximately $2.50 million), respectively. The plants and associated land use rights will be used to meet Ruian’s growing operational needs and is located in the east side of the International Auto Parts District, Tangxia Town, Ruian City, Zhejiang Province, China with a land use area of 33,141 square meters and a building floor area of 25,016 square meters.

NOTE 8 – LAND USE RIGHTS, NET

	December 31, 2017	December 31, 2016
Cost	$15,477,081	$8,473,362
Less: Accumulated amortization	(564,947)	(164,029)
Land use rights, net	$14,912,134	$8,309,333

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.

In connection with the execution of the Purchase Agreement in May 2016, the Company exchanged the Dongshan Facility plus RMB 501.00 million (approximately $76.50 million) in cash for Development Zone Facility, including land use rights with historical value of approximately $8.50 million. As of the filing date, the Company has not obtained the land use right certificate of the Development Zone Facility. Also see Note 7 for more details.

In July 2017, Ruian, a subsidiary of the Company, purchased plants and the associated land use rights from Yunding Holding Group Co., Ltd. in cash at the purchase price of RMB 60.06 million (approximately $8.87 million). The title of the plants and land use rights was transferred in July 2017. The allocated cost for the land use rights is RMB 42.35 million (approximately $6.38 million). Also see Note 7 for more details.

During the year ended December 31, 2017, the Company prepaid the amount of RMB 51.81 million (approximately $7.93 million) as full payment and RMB 20.00 million (approximately $3.01 million) as a refundable deposit to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Rui’an City, Zhejiang Province, China. The deposit was refunded to the Company as of December 31, 2017. As of the filing date, the title to the land use rights has not been transferred. The payment was included in prepayments, non-current in the consolidated balance sheets. Also see Note 9 for details.

During the year ended December 31, 2017, the Company prepaid the amount of RMB 14.40 million (approximately $2.14 million) as down payment to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Rui’an City, Zhejiang Province, China. As of the filing date, the total purchase price of RMB72.02 million (approximately $11.02 million) including the value-added tax has been made, but the title to the land use rights has not been transferred. The down payment was included in prepayments, non-current in the consolidated balance sheets. Also see Note 9 for details.

Amortization expenses were $379,121 and $284,717 for the years ended December 31, 2017 and 2016, respectively.

NOTE 9 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Raw material suppliers	$8,826,004	$10,797,601
Equipment and land use rights purchases	16,594,987	-

Total prepayments	$25,420,991	$10,797,601

As of December 31, 2017, prepayments to raw material suppliers totaled $8,826,004, including prepayments to Ningbo Ruili, a related party under common control, in the amount of $999,527. Also see Note 4 for details.

During the year ended December 31, 2017, the Company prepaid the amount of RMB 51.81 million (approximately $7.93 million) to purchase land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Rui’an City, Zhejiang Province, China. The Company also prepaid the amount of RMB 14.40 million (approximately $2.14 million) as down payment to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Rui’an City, Zhejiang Province, China. As of the filing date, neither of the titles to the land use rights mentioned above has been transferred. Also see Note 8 for details.

NOTE 10- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2017 and December 31, 2016 comprise of the following:

	December 31, 2017	December 31, 2016
Deferred tax assets - noncurrent
Allowance for doubtful accounts	$2,137,837	$1,798,894
Revenue (net of cost)	160,766	76,719
Unpaid accrued expenses	955,287	357,352
Warranty	986,534	977,610
Deferred tax assets	4,240,424	3,210,575
Valuation allowance	―	―
Net deferred tax assets - noncurrent	$4,240,424	$3,210,575

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

NOTE 11 – SHORT TERM BANK LOANS

Bank loans represented the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Secured	$125,380,899	$27,416,376

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, China Minsheng Bank, Industrial Bank Co., Ltd., Oversea-Chinese Banking Corporation Limited and China Construction Bank, respectively, to finance general working capital and acquire long-lived assets. Interest rate for the loans outstanding as of December 31, 2017 ranged from 0.9% to 5.22% per annum. The maturity dates of the loans existing as of December 31, 2017 ranged from January 4, 2018 to December 19, 2018. As of December 31, 2017 and 2016, the Company’s accounts receivables of $5,472,169 and $4,484,755, respectively, were pledged as collateral under loan arrangements. The interest expenses, including discount fees, were $2,752,579 and $887,097 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, corporate or personal guarantees provided for those bank loans were as follows:

56,564,323	Pledged with the Company’s bank acceptance notes.

16,594,227	Guaranteed by Ruili Group., a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

11,478,069	Pledged by Shanghai Ruili, a related party, with its property. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

5,850,950	Guaranteed by Ruili Group.

7,345,964	Pledged by the Company with its land use rights and property. Guaranteed by Ruili Group, a related party and Ms. Xiao Ping Zhang, the Company’s principal stockholders.

27,547,366	Pledged by HangZhou Ruili Property Development Co., Ltd., a related party, with its property. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

NOTE 12 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Accrued payroll	$11,063,726	$6,267,794
Accrued warranty expenses	6,576,895	6,517,402
Other accrued expenses	7,514,037	7,318,196
Total accrued expenses	$25,154,658	$20,103,392

NOTE 13 – LONG TERM LOANS

	December 31, 2017	December 31, 2016
Aggregate outstanding principal balance	$63,471,308	$	―
Less: unamortized debt issuance costs	(1,822,053)		―
Less: current portion	(24,266,031)		―
Non-current portion	$37,383,224	$	―

On November 16, 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). In connection with the loan agreements, the Company paid deposits in cash for an aggregated amount of RMB 35,000,000 (approximately $5,196,271), with an annual interest of 7% for 42 months to be received from Far Eastern. During the year ended December 31, 2017, the total proceeds of long term loans included cash of RMB 100,000,000 or $14,846,488 and bank acceptance notes in the amount of RMB 100,000,000 or $14,846,487. Repayment of principal totaled $1,599,930 for the year ended December 31, 2017. The Company also paid debt issuance costs in cash of $742,324 for the year ended December 31, 2017.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long-term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). Total proceeds under these loan agreements, net of deposits on loan agreements of $5,196,271 which was deducted by COSCO, totaled $29,692,975, including cash of RMB 100,000,000 or $14,846,487 and bank acceptance notes in the amount of RMB 100,000,000 or $14,846,488. For the year ended December 31, 2017, repayment of principal for these loan agreements was in the amount of $1,408,826. The Company also paid debt issuance costs in cash in the amount of $1,025,248 for the year ended December 31, 2017.

The interest expense for long term loans was in the amount of $347,817 for the year ended December 31, 2017.

The following table summarizes the aggregate required repayments of principal amounts of the Company’s long term loans in the succeeding five years and thereafter:

Amount
For the years ending December 31,
2018	$24,266,031
2019	21,638,468
2020	15,744,756
Thereafter	―

Total	$61,649,255

NOTE 14 – RESERVE

The reserve funds were comprised of the following:

	December 31, 2017	December 31, 2016
Statutory surplus reserve fund	$17,562,357	$15,129,935
Total	$17,562,357	$15,129,935

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

The reconciliation of the effective income tax rate of the Joint Venture to the statutory income tax rate in the PRC for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016
US statutory income tax rate	35.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-35.00%	-35.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-2.34%	-2.88%
Effects of expenses not deductible for tax purposes	0.79%	0.61%
Other items	1.41%	0.54%
Effective tax rate	14.86%	13.27%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit or burden recorded for the entity located in U.S. The tax authority may examine the tax returns of the Company three years after the year ended. The provisions for income taxes for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	December 31, 2017	December 31, 2016

Current	$5,524,868	$3,769,316
Deferred	(807,058)	(502,903)

Total	$4,717,810	$3,266,413

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2017 and 2016.

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian.

Net income attributable to non-controlling interest in subsidiaries amounted to $2,702,691 and $2,135,516 for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
10% non-controlling interest in Ruian	$2,702,691	$2,135,516

Total	$2,702,691	$2,135,516

NOTE 17 – OPERATING LEASES WITH RELATED PARTIES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd. for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The initial lease term was from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB 2,100,000 (approximately $311,776).

In May 2009, Ruian entered into a lease agreement with Ruili Group for the lease of a manufacturing plant. The lease was from September 2009 to May 2017. In August 2010, a new lease agreement was signed between Ruian and Ruili Group, under which Ruian leased 89,229 square meters manufacturing plant for its new purchased passenger vehicles brake systems business. The lease term was from September 2009 to August 2020. This lease was amended in 2013. The amended lease term was from January 1, 2013 to December 31, 2017. The annual lease expense was RMB 8,137,680 (approximately $1,293,070). The lease was terminated in May 2016 when the Developed Zone Facility was purchased by the Company. Also see Note 7 for more details.

The lease expenses were $311,776 and $716,656 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, future minimum rental payments are as follows:

	2018	2019	2020	2021	2022	Thereafter

Operating Lease Commitments	$321,386	$321,386	$321,386	$321,386	$321,386	$—

NOTE 18 – WARRANTY CLAIMS

Warranty claims were $1,570,290 and $2,503,950 for the years ended December 31, 2017 and 2016, respectively. Warranty claims are classified as accrued expenses on the consolidated balance sheets. The movement of accrued warranty expenses for the year ended December 31, 2017 is as follows:

Beginning balance at January 1, 2017	$6,517,402
Aggregate increase for new warranties issued during current period	1,570,290
Aggregate reduction for payments made and effect of exchange rate fluctuation	(1,510,797)
Ending balance at December 31, 2017	$6,576,895

NOTE 19 – SEGMENT INFORMATION

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

	2017	2016

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$330,201,227	$224,213,063
Passenger vehicles brake systems	60,321,342	54,530,059

Net sales	$390,522,569	$278,743,122
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$89,355,410	$63,051,542
Passenger vehicles brake systems	14,830,792	12,338,494
Gross profit	$104,186,202	$75,390,036
Selling and distribution expenses	39,067,566	29,837,757
General and administrative expenses	22,023,338	15,206,423
Research and development expenses	11,004,560	7,709,533

Other operating income, net	3,039,824	555,946

Income from operations	35,130,562	23,192,269

Interest income	232,466	1,047,667
Government grants	2,264,055	832,264
Other income	101,475	1,244,078
Interest expenses	(3,100,396)	(887,097)
Other expenses	(2,883,440)	(807,858)
Income before income tax expense	$31,744,722	$24,621,323
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$44,185,254	$13,078,806
Passenger vehicles brake systems	8,074,065	2,810,887

Total	$52,259,319	$15,889,693
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$7,828,921	$5,959,168
Passenger vehicles brake systems	1,430,595	1,280,740

Total	$9,259,516	$7,239,908

	December 31, 2017	December 31, 2016

TOTAL ASSETS
Commercial vehicles brake systems	$492,348,129	$248,023,179
Passenger vehicles brake systems	89,967,813	53,304,945

Total	$582,315,942	$301,328,124

	December 31, 2017	December 31, 2016

LONG LIVED ASSETS
Commercial vehicles brake systems	$106,779,681	$53,520,623
Passenger vehicles brake systems	19,512,076	11,748,429

Total	$126,291,757	$65,269,052

NOTE 20 – COMMITMENTS AND CONTINGENCIES

(1) As described in Note 7, the Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use rights certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2) As described in Note 7, the Company purchased the Development Zone Facility from Ruili Group on May 5, 2016. As of the filing date, the Company hasn’t obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(3) The information of lease commitments is provided in Note 17.

(4) The information of guarantees and assets pledged is provided in Note 4.

NOTE 21 – SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans in the total amount of approximately $126,041,000 from Bank of China, Agricultural Bank of China, China Minsheng Bank, China Zheshang Bank, Huaxia Bank and Industrial and Commercial Bank of China. Interest rates for those loans ranged from 3.00% to 5.72% per annum. The maturity dates of the loans existing as of the filing date ranged from January 30, 2018 to March 15, 2019. As of the filing date, the Company pledged accounts receivable of approximately $3,731,000, as collateral under the loan arrangements with Bank of China. The Company continuously pledged bank acceptance notes to obtain loans from Agricultural Bank of China.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $68,525,000 to Bank of China, China Construction Bank, China Zheshang Bank, and Agricultural Bank of China.

During the subsequent period, the Company continued to provide loans to Shanghai Ruili and Kunshan Yuetu, two related parties under common control, in the amounts of RMB 332,000,000 (approximately $50,810,000) and RMB 97,000,000 (approximately $14,845,000), respectively, with an interest rate of 5.22% per annum payable quarterly in arrears.

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

Financial Information of Parent Company

BALANCE SHEETS

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Other current assets	$86,828	$86,828
Total Current Assets	-	86,828

Investments in subsidiaries	160,185,796	135,861,575

TOTAL ASSETS	$160,272,624	$135,948,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other current liabilities	$2,921,411	$2,921,411
Total Current Liabilities	2,921,411	2,921,411
Total Liabilities	2,921,411	2,921,411

Stockholders' Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2017 and 2016	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2017 and 2016	38,609	38,609
Additional paid-in capital	(28,582,654)	(28,582,654)
Retained earnings	185,895,258	161,571,037
Total Stockholders' Equity	157,351,213	133,026,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160,272,624	$135,948,403

Financial Information of Parent Company

STATEMENTS OF INCOME

For the Years Ended December 31, 2017 and 2016

	For Years Ended December 31,
	2017	2016

Investment income	$24,324,221	$19,219,637
Financial expenses	-	243
Net income attributable to stockholders	$24,324,221	$19,219,394

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$1.26	$1.00

EPS - Diluted	$1.26	$1.00

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	For Years Ended December 31,
	2017	2016

Cash flow from operating activities:
Net income	$24,324,221	$19,219,394
Adjustments to reconcile net income to net cash used in operating activities :
Investment in subsidiaries	(24,324,221)	(19,219,394)
Other current liabilities	-	(80,667)
Net cash used in operating activities	-	(80,910)

Net change in cash and cash equivalents	-	(80,910)
Cash and cash equivalents, beginning of the year	-	80,910
Cash and cash equivalents, end of the year	$-	$-

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

			Additional
	Number	Common	Paid-in	Retained	Shareholders'
	of Share	Stock	Capital	Earnings	Equity
Balance - December 31, 2015	19,304,921	$38,609	$42,199,014	$142,351,643	$184,589,266

Net income	-	-	-	19,219,394	19,219,394

Distribution to controlling shareholders in connection with plant and land use rights exchange with entity under common control	-	-	(70,781,668)	-	(70,781,668)

Balance - December 31, 2016	19,304,921	$38,609	$(28,582,654)	$161,571,037	$133,026,992

Net income	-	-	-	24,324,221	24,324,221

Balance – December 31, 2017	19,304,921	$38,609	$(28,582,654)	$185,895,258	$157,351,213

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of December 31, 2017, were effective, in all material respects, for the purpose stated above.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Under the supervision, and with the participation of our management, including CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017. Based on our evaluation under the framework in the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2018.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman (Principal Executive Officer)	April 2, 2018
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
Zong Yun Zhou

/s/ Jin Rui Yu	Chief Operating Officer	April 2, 2018
Jin Rui Yu

/s/ Xiao Feng Zhang	Director	April 2, 2018
Xiao Feng Zhang

/s/ Yu Hong Li	Director	April 2, 2018
Yu Hong Li

/s/ Hui Lin Wang	Director	April 2, 2018
Hui Lin Wang

/s/ Jin Bao Liu	Director	April 2, 2018
Jin Bao Liu

/s/ Jiang Hua Feng	Director	April 2, 2018
Jiang Hua Feng

/s/ Shu Ping Chi	Director	April 2, 2018
Shu Ping Chi

