Form 10-Q
period 2018-03-31
SORL Auto Parts Inc
filed 2018-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of May 15, 2018 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2018

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018		December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	22,682,734	US$	4,221,940
Accounts receivable, net, including $1,369,846 and $1,297,734 from related party at March 31, 2018 and December 31, 2017, respectively		173,176,607		134,384,961
Bank acceptance notes from customers		141,418,791		116,040,688
Inventories		117,758,209		114,300,564
Prepayments, current, including $9,690,080 and $999,527 to related parties at March 31, 2018 and December 31, 2017, respectively		24,451,933		8,826,004
Restricted cash		46,602,834		376,236
Advances to related parties		138,038,517		72,318,224
Other current assets, net		7,637,869		5,555,568
Total Current Assets		671,767,494		456,024,185

Property, plant and equipment, net		83,500,305		79,828,006
Land use rights, net		15,360,639		14,912,134
Intangible assets, net		-		3,341
Deposits on loan agreements		11,132,138		10,712,865
Prepayments, non-current		33,401,173		16,594,987
Deferred tax assets		3,487,908		4,240,424
Total Non-current Assets		146,882,163		126,291,757
Total Assets	US$	818,649,657	US$	582,315,942

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $10,104,627 and $15,896,804 due to related parties at March 31, 2018 and December 31, 2017, respectively	US$	192,341,749	US$	118,051,633
Deposits received from customers		49,997,137		43,087,473
Short term bank loans		239,625,661		125,380,899
Current portion of long term loans		26,141,459		24,266,031
Income tax payable		1,709,222		3,249,727
Accrued expenses		17,651,012		25,154,658
Due to related parties		36,939,943		1,572,963
Deferred income		927,678		1,020,273
Other current liabilities		4,013,302		2,857,130
Total Current Liabilities		569,347,163		344,640,787

Long term loans, less current portion and net of unamortized debt issuance costs		31,773,249		37,383,224
Total Non-current Liabilities		31,773,249		37,383,224
Total Liabilities		601,120,412		382,024,011

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of March 31, 2018 and December 31, 2017		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		18,389,707		17,562,357
Accumulated other comprehensive income		23,143,269		15,903,188
Retained earnings		175,690,481		168,244,329
Total SORL Auto Parts, Inc. Stockholders' Equity		188,679,412		173,165,829
Noncontrolling Interest In Subsidiaries		28,849,833		27,126,102
Total Equity		217,529,245		200,291,931
Total Liabilities and Equity	US$	818,649,657	US$	582,315,942

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018		2017

Sales	US$	107,726,682	US$	74,746,394
Include: sales to related parties		7,701,054		4,008,684
Cost of sales		77,527,196		53,700,458
Gross profit		30,199,486		21,045,936

Expenses:
Selling and distribution expenses		10,037,861		5,608,623
General and administrative expenses		4,773,778		4,044,913
Research and development expenses		3,590,402		2,055,096
Total operating expenses		18,402,041		11,708,632

Other operating income, net		2,197,324		290,237

Income from operations		13,994,769		9,627,541

Interest income		1,488,264		10,550
Government grants		133,933		28,909
Other income		27,066		664
Interest expenses		(3,353,711)		(481,160)
Exchange differences		(601,286)		(92,732)
Other expenses		(890,814)		(114,799)

Income before income taxes provision		10,798,221		8,978,973

Provision for income taxes		1,605,441		1,286,174

Net income	US$	9,192,780	US$	7,692,799

Net income attributable to noncontrolling interest in subsidiaries		919,278		769,280

Net income attributable to common stockholders	US$	8,273,502	US$	6,923,519

Comprehensive income:

Net income	US$	9,192,780	US$	7,692,799
Foreign currency translation adjustments		8,044,534		911,432
Comprehensive income		17,237,314		8,604,231
Comprehensive income attributable to noncontrolling interest in subsidiaries		1,723,731		860,423
Comprehensive income attributable to common stockholders	US$	15,513,583	US$	7,743,808

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.43	US$	0.36

EPS - diluted	US$	0.43	US$	0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018		2017

Cash Flows From Operating Activities
Net income	US$	9,192,780	US$	7,692,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Allowance for doubtful accounts		278,397		-
Depreciation and amortization		2,847,303		2,017,224
Amortization of debt issuance costs		372,025		-
Deferred income tax		900,839		8,453
Changes in assets and liabilities:
Account receivable		(32,888,322)		(2,151,307)
Bank acceptance notes from customers		12,354,888		(2,700,239)
Other currents assets		(1,890,438)		(638,653)
Inventories		996,280		(5,594,100)
Prepayments, current		(14,987,105)		1,142,387
Accounts payable and bank acceptance notes to vendors		63,073,488		(4,434,657)
Income tax payable		(1,635,670)		265,518
Deposits received from customers		5,123,039		3,033,848
Deferred income		(129,981)		-
Other current liabilities and accrued expenses		(7,302,268)		(2,133,534)
Net Cash Flows Provided By (Used In) Operating Activities		36,305,255		(3,492,261)

Cash Flows From Investing Activities
Acquisition of property, equipment and land use rights		(19,682,775)		(14,320,981)
Advances to related parties		(67,694,035)		-
Repayments of advances to related parties		5,821,183		-
Net Cash Flows Used In Investing Activities		(81,555,627)		(14,320,981)

Cash Flows From Financing Activities
Proceeds from short term bank loans		222,636,613		21,247,576
Repayments of short term bank loans		(115,398,302)		-
Proceeds from related parties		264,565,400		-
Repayments to related parties		(256,883,171)		-
Repayments of long term loans		(6,401,331)		-
Net Cash Flows Provided By Financing Activities		108,519,209		21,247,576

Effects on changes in foreign exchange rate		1,418,555		83,361

Net change in cash, cash equivalents, and restricted cash		64,687,392		3,517,695

Cash, cash equivalents, and restricted cash - beginning of the period		4,598,176		13,533,776

Cash, cash equivalents, and restricted cash - end of the period	US$	69,285,568	US$	17,051,471

Supplemental Cash Flow Disclosures:
Interest paid	US$	2,278,298	US$	250,601
Income taxes paid	US$	2,340,272	US$	1,012,203

Non-cash Investing and Financing Transactions
Repayments to related party in the form of bank acceptance notes	US$	5,846,083	US$	-
Loans from related party in the form of bank acceptance notes	US$	32,791,380	US$	-

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	22,682,734	US$	11,455,214
Restricted cash		46,602,834		5,596,257
Total cash, cash equivalents, and restricted cash at end of period	US$	69,285,568	US$	17,051,471

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2018 (Unaudited)

						Accumulated	Total SORL Auto
	Number	Common	Additional Paid-in		Retained	Other Comprehensive	Parts, Inc. Stockholders'	Noncontrolling
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Total Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	8,273,502	-	8,273,502	919,278	9,192,780

Foreign currency translation adjustment	-	-	-	-	-	7,240,081	7,240,081	804,453	8,044,534

Transfer to reserve	-	-	-	827,350	(827,350)	-	-	-	-

Balance as of March 31, 2018	19,304,921	$38,609	$(28,582,654)	$18,389,707	$175,690,481	$23,143,269	$188,679,412	$28,849,833	$217,529,245

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2017 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other reports filed with the SEC.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and payable, bank acceptance notes from customers and to vendors, inventories, current prepayments, other current assets, short term bank loans, current portion of long term loans, deposits received from customers, deferred income and other payables and accruals, income tax payable, accrued expenses, and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

Restricted cash consists of bank deposits used to pledge the bank acceptance notes and short term bank loan, deposits for obtaining letters of credit from a local bank and bank deposits used as down payment secured on behalf of a related party for potential acquisition.

The Company entered into credit agreements with commercial banks in China (“endorsing banks”) which agree to provide credit within stipulated limits. Within the stipulated credit limits, the Company can issue bank acceptance notes to its suppliers as payments for the purchases. In order to issue bank acceptance notes, the Company is generally required to make initial deposits or pledge note receivables to the endorsing banks in amounts of certain percentage of the face amount of the bank acceptance notes to be issued by the Company. The cash in such accounts is restricted for use over the terms of the bank acceptance notes, which are normally three to six months. As of March 31, 2018 and December 31, 2017, restricted cash of $37,728,039 and $0, respectively, was used to pledge the bank acceptance notes.

During the three months ended March 31, 2018, the Company obtained a short term bank loan in the amount of $2,972,096 from Industrial and Commercial Bank of China, which required a pledge with bank deposits of $3,022,471. As of March 31, 2018, the bank deposits remained as the pledge for the loan. Also see Note K for details.

The Company also obtained letters of credit from Industrial Bank Co., Ltd., which agreed to provide guarantee that the Company would make timely payment to its sellers for any purchases. Deposits of $286,255 and $275,474, respectively, were required for this purpose as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the Company had a bank deposit of $5,566,069, representing an advance to Ruili Group. Also see Note E for details.

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

Bank acceptance notes receivable generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties. Bank acceptance notes do not bear interest. As of March 31, 2018 and December 31, 2017, bank acceptance notes from customers in the amount of $135,919,194 and $95,914,724, respectively, were pledged to endorsing banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes from customers for cash before the maturity of the notes and such discount fees are included in interest expenses on the accompanying unaudited consolidated statements of income and comprehensive income.

g.	REVENUE RECOGNITION

The Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) effective as of January 1, 2018. The Company has chosen to use the full retrospective transition method, under which it is required to revise its consolidated financial statements for the year ended December 31, 2017 as well as any applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. See Note C for assessment on the impact of adopting ASC 606, and Note M for details on revenues from contracts with customers.

h.	FOREIGN CURRENCY TRANSLATION

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

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASC 606. ASC 606 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the ASC and its related updates on a full retrospective basis as of January 1, 2018. The adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note M for additional information.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption, net cash used in investing activities was adjusted to exclude the change in restricted cash, resulting in a decrease of $89,465 in net cash used in investing activities in the amount previously reported for the three months ended March 31, 2017. Restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

NOTE D – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or financial position.

NOTE E - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. ("Ruili Group")	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd. ("Guangzhou Kormee")	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (“Ruian Kormee” and formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”)	Wholly controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. ("Shanghai Dachao")	Ruili Group holds 49% of the equity interests in Shanghai Dachao

Ruili MeiLian Air Management System (LangFang) Co., Ltd. ("Ruili Meilian")	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. ("Wenzhou Lichuang")	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. ("Ningbo Ruili")	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. ("Shanghai Ruili")	Wholly owned by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. ("Kunshan Yuetu")	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. ("Shanghai Tabouk")	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

Hangzhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang and Ningbo Ruili. As of March 31, 2018, the Company did not receive all the materials from Ruili Meilian or any materials from Ningbo Ruili purchased during the three months then ended. The unreceived purchases from those two related parties are recorded as prepayments, current on the accompanying consolidated balance sheets.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Shanghai Tabouk and Ruili Meilian.

The following related party transactions occurred for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,
	2018	2017
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Eletronic Control Technology Co., Ltd.	$-	$335,927
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	355,493	355,671
Shanghai Dachao Electric Technology Co., Ltd.	145,618	55,230
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	2,471,243	783,070
Ruili Group Co., Ltd.	1,716,788	1,126,718
Wenzhou Lichuang Automobile Parts Co., Ltd.	1,781,716	-
Total purchases	$6,470,858	$2,656,616
SALES TO:
Guangzhou Ruili Kormee Automotive Eletronic Control Technology Co., Ltd.	$2,353,028	$777,357
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	529,873	-
Ruili Group Co., Ltd.	4,411,287	3,026,924
Shanghai Tabouk Auto Components Co., Ltd.	406,866	204,403
Total sales	$7,701,054	$4,008,684

	As of March 31, 2018	As of December 31, 2017
ADVANCES TO RELATED PARTIES
Ruili Group Co., Ltd.	$-	$5,711,605
Shanghai Ruili Real Estate Development Co., Ltd.	120,227,095	65,069,497
Kunshan Yuetu Real Estate Development Co., Ltd.	17,811,422	1,537,122
Total advances to related parties	$138,038,517	$72,318,224

ACCOUNTS RECEIVABLE
Shanghai Tabouk Auto Components Co., Ltd.	$1,369,846	$1,297,734
Total accounts receivable	$1,369,846	$1,297,734

PREPAYMENTS, CURRENT
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	$7,753,831	$-
Ningbo Ruili Equipment Co., Ltd.	1,936,249	999,527
Total prepayments, current	$9,690,080	$999,527

ACCOUNTS PAYABLE
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$1,845,566	$3,414,719
Shanghai Dachao Electric Technology Co., Ltd.	13,644	83,178
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	7,753,831	1,993,787
Wenzhou Lichuang Automobile Parts Co., Ltd.	491,586	10,405,120
Total accounts payable	$10,104,627	$15,896,804

DUE TO RELATED PARTIES
Ruili Group Co., Ltd.	$26,953,199	$-
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	9,986,744	1,572,963
Total due to related parties	$36,939,943	$1,572,963

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group are non-interest bearing, unsecured, and due on demand and the advances to Shanghai Ruili and Kunshan Yuetu are due on demand, unsecured, and bear an interest rate of 5.22% per annum.

During the three months ended March 31, 2018, the Company obtained loans of $264,565,400 in cash and $32,791,380 in the form of bank acceptance notes. Repayments in cash and bank acceptance notes to related parties totaled $256,883,171 and $5,846,083, respectively. In the same period, the Company advanced to its related parties in the total amount of $67,694,035 and received cash repayments from Ruili Group amounted to $5,821,183. The cash repayments from Shanghai Ruili and Kunshan Yuetu totaled $1,378,876 during the three months ended March 31, 2018, and approximately $53,434,000 during subsequent period. Also see Note S.

The Company entered into a lease agreement with Ruili Group. See Note O for more details.

During the three months ended March 31, 2018, the Company made a bank deposit of $5,566,069 (RMB 35,000,000) as down payment to secure a potential acquisition. Initially, the Company had the intention to acquire the target company and deposited $5,566,069 into a trust account restricted for the use in the potential acquisition. After a few rounds of discussion, the Company gave up and Ruili Group decided to do the acquisition. As the Company and Ruili Group are under common control, the restricted deposit represented an advance to Ruili Group, non-interest bearing, due on demand and non-secured. Also See Note B.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. The credit line was replaced by the one issued by the same bank in the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016. The credit line was renewed on October 19, 2017 for 6 months. On April 23, 2018, Ruili Group and the bank reached into another extension agreement and the guarantee will be provided by the Company until April 23, 2021.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 69,000,000 (approximately $10,092,000) for the period from November 16, 2016 to January 16, 2018. The credit line was renewed on December 21, 2017 for a period of 12 months, and the guarantee was accordingly extended by the Company as of March 31, 2018 and will expire on December 20, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 180,000,000 (approximately $26,328,000) for the period from June 30, 2017 to June 30, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note K for more details.

NOTE F - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$187,648,836	$148,312,117
Less: allowance for doubtful accounts	(14,472,229)	(13,927,156)

Account receivable balance, net	$173,176,607	$134,384,961

No customer individually accounted for more than 10% of the Company’s revenues or accounts receivable for the three months ended March 31, 2018 and 2017. The changes in the allowance for doubtful accounts at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
Beginning balance	$13,927,156	$11,686,417
Add: increase to allowance	-	1,474,872
Less: accounts written off	-	-
Effects on changes in foreign exchange rate	545,073	765,867
Ending balance	$14,472,229	$13,927,156

NOTE G - INVENTORIES

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$20,308,610	$27,657,266
Work-in-process	34,233,690	40,805,434
Finished goods	63,215,909	45,837,864
Less: write-down of inventories	-	-
Total inventories	$117,758,209	$114,300,564

NOTE H - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Machinery	$126,899,893	$119,296,564
Molds	1,391,314	1,338,912
Office equipment	3,131,313	2,998,443
Vehicles	4,159,140	3,681,194
Buildings	20,943,601	20,127,148
Leasehold improvements	505,887	486,834
Sub-total	157,031,148	147,929,095

Less: accumulated depreciation	(73,530,843)	(68,101,089)

Property, plant and equipment, net	$83,500,305	$79,828,006

Depreciation expense charged to operations was $2,711,374 and $1,944,565 for the three months ended March 31, 2018 and 2017, respectively.

NOTE I – LAND USE RIGHTS, NET

The balances for land use rights, net, as of March 31, 2018 and December 31, 2017 are as the following:

	March 31, 2018	December 31, 2017
Cost	$16,082,814	$15,477,081
Less: accumulated amortization	(722,175)	(564,947)
Land use rights, net	$15,360,639	$14,912,134

In September 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Ruian City, Zhejiang Province, China (the “Wansong Land”). Full payment of RMB 51.81 million (approximately $7.93 million) was made as of December 31, 2017. The payment was included as prepayment, non-current as of March 31, 2018 on the accompanying consolidated balance sheets. The Company obtained the title to the land use rights in April 2018. Also See Note S.

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. Prepayment of RMB 14.40 million (approximately $2.14 million) was made as down payment in 2017. During the three months ended March 31, 2018, the Company paid additional amount of RMB 57.62 million (approximately $8.99 million). As of March 31, 2018, the purchase price of RMB 72.02 (approximately $11.13 million) was fully paid. As of the filing date, the title to the land use rights has not been transferred. The payments were included as prepayment, non-current as of March 31, 2018 on the accompanying consolidated balance sheets.

Amortization expenses were $132,523 and $70,489 for the three months ended March 31, 2018 and 2017, respectively.

NOTE J - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Deferred tax assets – non-current
Allowance for doubtful accounts	$2,264,083	$2,137,837
Revenue (net of cost)	67,513	160,766
Unpaid accrued expenses	69,913	955,287
Warranty	1,086,399	986,534
Deferred tax assets	3,487,908	4,240,424
Valuation allowance	-	-

Net deferred tax assets – non-current	$3,487,908	$4,240,424

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

NOTE K - SHORT-TERM BANK LOANS

Bank loans represented the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Secured	$239,625,661	$125,380,899

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, China Minsheng Bank, Industrial Bank Co., Ltd., Oversea-Chinese Banking Corporation Limited, China CITIC Bank, Industrial and Commercial Bank of China, Huaxia Bank, and China Construction Bank, respectively, to finance general working capital and acquire long-lived assets. Interest rate for the loans outstanding during the three months ended March 31, 2018 ranged from 0.90% to 5.51% per annum. The maturity dates of the loans existing as of March 31, 2018 ranged from April 2, 2018 to March 25, 2019. As of March 31, 2018 and December 31, 2017, the Company’s accounts receivable of $11,112,596 and $5,472,169, respectively, were pledged as collateral under loan arrangements. The interest expenses for short term loans, including discount fees, were $2,294,328 and $460,912 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, corporate or personal guarantees provided for those bank loans were as follows:

$34,639,600	Pledged by Ruili Group, a related party, with its land use rights and properties.

$69,178,290	Pledged by Shanghai Ruili, a related party, with its buildings. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$19,067,881	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$6,079,940	Guaranteed by Ruili Group, a related party.

$28,625,499	Pledged by Hangzhou Ruili Property Development Ltd., a related party under common control of Ruili Group, with its properties. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$68,987,452	Pledged by the Company with its bank acceptance notes.

$10,074,903	Pledged by Shanghai Ruili, a related party, with its properties. Guaranteed by Ruili Group, a related party. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$2,972,096	Pledged by the Company with bank deposits of $3,022,471, which was included as restricted cash on the accompanying unaudited consolidated balance sheets. Also see Note B “RESTRICTED CASH” section.

NOTE L - LONG TERM LOANS

	March 31, 2018	December 31, 2017
Aggregate outstanding principal balance	$59,428,763	$63,471,308
Less: unamortized debt issuance costs	(1,514,055)	(1,822,053)
Less: current portion	(26,141,459)	(24,266,031)
Non-current portion	$31,773,249	$37,383,224

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of $742,324. For the three months ended March 31, 2018, the repayments of principal totaled $3,857,306.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long-term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash in the amount of $1,025,248. For the three months ended March 31, 2018, the repayments of principal totaled $2,544,025.

The interest expenses for long term loans, including the amortization of debt issuance costs, were $1,059,383 for the three months ended March 31, 2018.

NOTE M – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company accounted for revenue in accordance with ASC 606, which was adopted on January 1, 2018, using full retrospective method. The adoption of the standard did not impact the Company’s revenue recognition.

The Company provides a variety of standard products to its customers. The Company’s contracts with its customers consist of a single, distinct performance obligation or promise to transfer auto parts to the customers. Generally, the Company’s performance obligations are satisfied when the customers take possession of the products, which normally occurs at the shipping point or destination depending on the terms of the contracts. All sales are recorded net of value-added taxes. The Company does not recognize revenue related to product warranties. See Note P for details concerning the expected costs associated with the Company’s assurance warranty obligations.

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by product type. See Note Q for information regarding revenue disaggregation by product type.

Revenues from contracts with customers are recognized at a point in time when the merchandises are delivered to the customer in accordance with the shipping terms stated in the contracts, which is the point when the legal title, physical possession and the risks and rewards of ownership are transferred to the customer.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of March 31, 2018 and December 31, 2017, the Company recorded a deferred revenue liability of $49,997,137 and $43,087,473, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the three months March 31, 2018 and 2017, the Company recognized $12,855,707 and $4,395,837, respectively, of deferred revenue included in the opening balances of deposits received from customers. The amounts were included in sales on the accompanying consolidated statements of income and comprehensive income.

NOTE N - INCOME TAXES

 In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, among others, a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and a recognition of the U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company upon enactment of the 2017 Act. The Company is required to recognize the effect of the 2017 Tax Act in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the 2017 Tax Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is evaluating the impact of the 2017 Tax Act, however, as of the filing date, the Company was unable to determine a reasonable provision of the tax effects of the 2017 Tax Act. Therefore, no provisional amounts have been recorded on the consolidated financial statements as of December 31, 2017 and for the three months ended March 31, 2018 in accordance with SAB 118.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the three months ended March 31, 2018.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
US statutory income tax rate	21.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-35.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-2.51%	-2.14%
Expenses not deductible for tax purpose	0.52%	0.62%
Other items	1.86%	0.84%
Effective tax rate	14.87%	14.32%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the three months ended March 31, 2018 and 2017, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Current	$704,603	$1,294,627
Deferred	900,838	(8,453)
Total	$1,605,441	$1,286,174

NOTE O – OPERATING LEASES WITH RELATED PARTY

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

The lease expenses were $148,785 and $75,887 for the three months ended March 31, 2018 and 2017, respectively.

NOTE P - WARRANTY CLAIMS

Warranty claims were $833,684 and $637,874 for the three months ended March 31, 2018 and 2017, respectively. Warranty claims are included in selling and distribution expenses on the accompanying consolidated statements of income and comprehensive income. Accrued warranty expenses are included in the balances of accrued expenses on the accompanying consolidated balance sheets. The movement of accrued warranty expenses for the three months ended March 31, 2018 was as follows:

Beginning balance at January 1, 2018	$6,576,895
Aggregate increase for new warranties issued during current period	833,684
Aggregate reduction for payments made and effect of exchange rate fluctuation	(440,703)
Ending balance at March 31, 2018	$6,969,876

NOTE Q – SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2018	2017

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$91,615,325	$61,374,264
Passenger vehicles brake systems	16,111,357	13,372,130
Net sales	$107,726,682	$74,746,394

INTERSEGMENT SALES
Commercial vehicles brake systems	$-	$-
Passenger vehicles brake systems	-	-
Intersegment sales	$-	$-

GROSS PROFIT
Commercial vehicles brake systems	$25,769,805	$17,280,818
Passenger vehicles brake systems	4,429,681	3,765,118
Gross profit	$30,199,486	$21,045,936

Selling and distribution expenses	10,037,861	5,608,623
General and administrative expenses	4,773,778	4,044,913
Research and development expenses	3,590,402	2,055,096
Other operating income, net	2,197,324	290,237
Income from operations	13,994,769	9,627,541

Interest income	1,488,264	10,550
Government grants	133,933	28,909
Other income	27,066	664
Interest expenses	(3,353,711)	(481,160)
Exchange loss	(601,286)	(92,732)
Other expenses	(890,814)	(114,799)
Income before income tax expense	$10,798,221	$8,978,973

CAPITAL EXPENDITURE
Commercial vehicles brake systems	$16,738,232	$11,758,957
Passenger vehicles brake systems	2,944,543	2,562,024

Total	$19,682,775	$14,320,981

DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$2,421,346	$1,656,343
Passenger vehicles brake systems	425,957	360,881

Total	$2,847,303	$2,017,224

	March 31, 2018	December 31, 2017

TOTAL ASSETS
Commercial vehicles brake systems	$696,179,668	$492,348,129
Passenger vehicles brake systems	122,469,989	89,967,813

Total	$818,649,657	$582,315,942

	March 31, 2018	December 31, 2017

LONG LIVED ASSETS
Commercial vehicles brake systems	$124,908,591	$106,779,681
Passenger vehicles brake systems	21,973,572	19,512,076

Total	$146,882,163	$126,291,757

NOTE R – CONTINGENCIES

(1)	In May 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Ruian Economic Development Zone, Ruian City, Zhejiang Province, China (the “Dongshan Facility”), purchased in 2007 from Ruili Group, plus RMB 501.00 million (approximately $76.50 million) in cash for the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Ruian Economic Development Zone, Ruian City, Zhejiang Province, China (the “Development Zone Facility”). As of the filing date, the Company hasn’t obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(2)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use right certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(3)	The information of lease commitments is provided in Note O.

(4)	The information of guarantees and assets pledged is provided in Note E.

NOTE S – SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans in the total amount of approximately $47,582,000 from Agricultural Bank of China, China CITIC Bank, China Zheshang Bank, Huaxia Bank, and Industrial and Commercial Bank of China. Interest rates for those loans ranged from 4.60% to 5.72% per annum. The maturity dates of the loans existing as of the filing date ranged from April 29, 2018 to May 1, 2019. The Company continuously pledged bank acceptance notes to obtain loans from Agricultural Bank of China. In the same period, the Company sold accounts receivable from Ruili Group of approximately $6,361,000 to China Merchants Bank without recourse and received payment of approximately $6,108,000, net of bank charges and expenses.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $16,829,000 to Bank of China, China Construction Bank, and Agricultural Bank of China.

During the subsequent period, the Company received repayments from Shanghai Ruili, a related party, in the total amount of approximately $53,434,000 (RMB 336,000,000).

In April 2018, the Company obtained the title of the land use rights for the Wansong Land. The expiration date of the land use rights is October 19, 2057. The Wansong Land has a total area of 17,029 square meters. Also see Note I for details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included on the accompanying consolidated unaudited financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; and our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2017.

See Note N to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

The following statements are about results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Sales

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	(U.S. dollars in millions)
Commercial vehicle brake systems	$91.6	85%	$61.3	82%

Passenger vehicle brake systems	$16.1	15%	$13.4	18%

Total	$107.7	100%	$74.7	100%

The sales were $107.7 million and $74.7 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $33.0 million or 44.1%. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM and aftermarket market.

The sales from commercial vehicle brake systems increased by $30.3 million or 49.3%, to $91.6 million for the first fiscal quarter of 2018, compared to $61.3 million for the same period of 2017. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems increased by $2.7 million or 20.5%, to $16.1 million for the first fiscal quarter of 2018, compared to $13.4 million for the same period of 2017. The increase was mainly due to the increase of passenger vehicle market in the first fiscal quarter of 2018.

A breakdown of net sales revenue for these markets for the first fiscal quarter of the 2018 and 2017, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of	Percentage
	March 31, 2018	Total Sales	March 31, 2017	Total Sales	Change
	(U.S. dollars in millions)
China OEM market	$51.8	48.1%	$38.7	51.9%	33.5%
China aftermarket	$38.0	35.3%	$22.0	29.4%	73.2%
International market	$17.9	16.6%	$14.0	18.7%	27.9%
Total	$107.7	100.0%	$74.7	100.0%	44.1%

Considering the increase of the production and sales of the trucks for the first fiscal quarter of 2018 in the automobile industry, our sales to the Chinese OEM Market increased by 33.5% from the first fiscal quarter of 2017, to $51.8 million for the first fiscal quarter of 2018.

Our sales to the China aftermarket increased by $16.0 million or 73.2%, to $38.0 million for the first fiscal quarter of 2018, compared to $22.0 million for the same period of 2017. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Sales of our new model products, applicable to both the Chinese OEM Market and Chinese Aftermarket, also increased during the three months ended March 31, 2018. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $3.9 million or 27.9%, to $17.9 million for the first fiscal quarter of 2018, as compared to $14.0 million for the same period of 2017. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2018 were $77.5 million, an increase of $23.8 million or 44.4%, from $53.7 million for the same period last year. Our gross profit increased by 43.5% from $21.0 million for the first fiscal quarter of 2017 to $30.2 million for the first fiscal quarter of 2018.

Gross margin changed to 28.0% for the three months ended March 31, 2018 from 28.2% for the three months ended March 31, 2017. The change was mainly due to change of sales of larger quantity and varieties of products in the first fiscal quarter of 2018. We intend to focus in 2018 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2018 was $65.8 million, an increase of $21.8 million or 49.3% from $44.1 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 49.1% from $17.3 million for the first fiscal quarter of 2017 to $25.8 million for the first fiscal quarter of 2018. Gross margin from commercial vehicle brake systems decreased to 28.1% from 28.2% for the three months ended March 31, 2018 compared with 2017. To strengthen our competitiveness and increase our market share, we continued the price promotion in the aftermarket and international market for the three months ended March 31, 2018. The increased labor cost also decreased our gross margin for the three months ended March 31, 2018.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2018 was $11.7 million, an increase of $2.1 million or 21.6% from $9.6 million for the same period last year. The gross profit from passenger vehicle brake systems increased by17.7% from $3.8 million for the first fiscal quarter of 2017 to $4.8 million for the first fiscal quarter of 2018. Gross margin from passenger vehicle brake systems changed to 27.5% from 28.2% for the three months ended March 31, 2018 compared with 2017. The change was mainly due to the stronger price promotion in the first fiscal quarter of 2018.

Selling and Distribution Expenses

Selling and distribution expenses were $10.0 million for the three months ended March 31, 2018, as compared to $5.6 million for the same period of 2017, an increase of $4.4 million or 79.0%.

The increase was mainly due to increased freight expense, packaging expense and labor costs. As the percentage of sales revenue, selling expenses percentage increased to 9.3% for the three months ended March 31, 2018, as compared to 7.6% for the same period of 2017.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended March 31, 2018, as compared to $4.0 million for the same period of 2017, an increase of $0.7 million or 18.0%. The increase was mainly due to the increase in allowance for doubtful accounts during this quarter. As a percentage of sales revenue, general and administrative expenses decreased to 4.4% for the three months ended March 31, 2018, as compared to 5.5% for the same period of 2017.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2018, research and development expenses were $3.6 million, as compared to $2.1 million for the same period of 2017, an increase of $1.5 million.

Other Operating Income

Other operating income was $2.2 million for the three months ended March 31, 2018, as compared to $0.3 million for the three months ended March 31, 2017, an increase of $1.9 million. The increase was mainly due to an increase in sales of raw material scraps for the three months ended March 31, 2018.

Depreciation and Amortization

Depreciation and amortization expense increased to $2.8 million for the three months ended March 31, 2018, as compared to that of $2.0 million for the same period of 2017, an increase of $0.8 million. The increase was mainly due to some new addition in PPE and the purchase of land in the third quarter of 2017.

Interest Income

Interest income for the three months ended March 31, 2018 increased by $1.5 million to $1.5 million from $0.01 million for the same period of 2017, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the three months ended March 31, 2018 increased by $2.9 million to $3.4 million from $0.5 million for the same period of 2017, mainly due to increased amount of average loans outstanding during the period.

Income Tax

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, among others, a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and a recognition of the U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company upon enactment of the 2017 Act. The Company is required to recognize the effect of the 2017 Tax Act in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is proactively evaluating the impact of the Tax Act, however, as of the filing date, the Company was unable to determine a reasonable provision of the tax effects of the Tax Act. Therefore, no provisional amounts have been recorded on the consolidated financial statements as of December 31, 2017 and for the three months ended March 31, 2018 in accordance with SAB 118.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2009, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation. The High-Tech Enterprise certificate is valid for three years and provides for a reduced tax rate for years 2009 through 2011. In December 2012, the Joint Venture passed the re-assessment of the High-Tech Enterprise certificate by the government, according to the relevant PRC income tax laws. Accordingly, it continued to be taxed at a 15% rate in 2012 through 2014. The Company used a tax rate of 25% for the first three quarters of 2015. In the fourth quarter of 2015, the Joint Venture passed the re-assessment by the government, based on PRC income tax laws. Accordingly, it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The Company is required to re-apply for the certificate in 2018. The current income tax rate used by the Company for the three months ended March 31, 2018 is 15%.

Income tax expenses of $1.6 million and $1.3 million were recorded for the fiscal quarter ended March 31, 2018 and 2017, respectively.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $0.9 million and $0.8 million for the first fiscal quarter ended March 31, 2018 and 2017, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended March 31, 2018 increased by $1.4 million, to $8.3 million from $6.9 million for the fiscal quarter ended March 31, 2017 due to the increased sales and change in gross profit. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended March 31, 2018 and 2017, were $0.43 and $0.36.

Liquidity and Capital Resources

CASH FLOWS

As of March 31, 2018, the Company had cash, cash equivalents, and restricted cash of $69.3 million, as compared to cash, cash equivalents, and restricted cash of $4.6 million as of December 31, 2017. The Company had working capital of $102.4 million at March 31, 2018, as compared to working capital of $111.4 million at December 31, 2017, reflecting current ratios of 1.2:1 and 1.3:1, respectively.

OPERATING - Net cash provided by operating activities was $36.3 million for the three months ended March 31, 2018 compared with $3.5 million of net cash used in operating activities in the same period of 2017, an increase of $39.8 million, primarily due to the increased cash inflow resulted by changes in bank acceptance notes receivable and accounts payable and bank acceptance notes to vendors.

INVESTING - During the three months ended March 31, 2018, the Company expended net cash of $81.6 million in investing activities, mainly for acquisition of new equipment and land use rights to support the growth of the business and advances to related parties. For the three months ended March 31, 2017, the Company expended net cash of $14.3 million in investing activities.

FINANCING - During the three months ended March 31, 2018, the cash provided by financing activities was $108.5 million. The cash provided by financing activities was $21.2 million for the three months ended March 31, 2017. The increase was due to the increased short term bank loans obtained from local commercial banks and advances from related parties.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of March 31, 2018, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2018, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of March 31, 2018, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 15, 2018	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

