Form 10-Q
period 2018-06-30
SORL Auto Parts Inc
filed 2018-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of August 14, 2018 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

		June 30, 2018		December 31, 2017
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	24,525,413	US$	4,221,940
Accounts receivable, net, including $1,503,376 and $1,297,734 from related party at June 30, 2018 and December 31, 2017, respectively		183,072,448		134,384,961
Bank acceptance notes from customers		129,662,579		116,040,688
Inventories		136,914,131		114,300,564
Prepayments, current, including $3,440,141 and $999,527 to related party at June 30, 2018 and December 31, 2017, respectively		26,885,985		8,826,004
Restricted cash		51,858,438		376,236
Advances to related parties		31,997,128		72,318,224
Other current assets, net		9,608,654		5,555,568
Total Current Assets		594,524,776		456,024,185

Property, plant and equipment, net		84,281,312		79,828,006
Land use rights, net		22,266,453		14,912,134
Intangible assets, net		-		3,341
Deposits on loan agreements		10,579,452		10,712,865
Prepayments, non-current		31,050,766		16,594,987
Deferred tax assets		3,566,820		4,240,424
Total Non-current Assets		151,744,803		126,291,757
Total Assets	US$	746,269,579	US$	582,315,942

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $7,397,162 and $15,896,804 due to related parties at June 30, 2018 and December 31, 2017, respectively	US$	222,438,493	US$	118,051,633
Deposits received from customers		62,481,147		43,087,473
Short term bank loans		162,173,062		125,380,899
Current portion of long term loans		23,938,329		24,266,031
Income tax payable		1,348,557		3,249,727
Accrued expenses		19,007,341		25,154,658
Due to related party		11,536,621		1,572,963
Deferred income		755,675		1,020,273
Other current liabilities		3,403,573		2,857,130
Total Current Liabilities		507,082,798		344,640,787

Long term loans, less current portion and net of unamortized debt issuance costs		25,177,921		37,383,224
Total Non-current Liabilities		25,177,921		37,383,224
Total Liabilities		532,260,719		382,024,011

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of June 30, 2018 and December 31, 2017		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		19,064,049		17,562,357
Accumulated other comprehensive income		13,231,502		15,903,188
Retained earnings		181,759,559		168,244,329
Total SORL Auto Parts, Inc. Stockholders' Equity		185,511,065		173,165,829
Noncontrolling Interest In Subsidiaries		28,497,795		27,126,102
Total Equity		214,008,860		200,291,931
Total Liabilities and Equity	US$	746,269,579	US$	582,315,942

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

		Three Months Ended June 30,				Six Months Ended June 30,
		2018		2017		2018		2017

Sales	US$	128,504,952	US$	91,729,568	US$	236,231,634	US$	166,475,962
Include: sales to related parties		5,962,527		2,702,573		13,663,581		6,322,970
Cost of sales		94,074,682		67,056,897		171,601,878		120,757,355
Gross profit		34,430,270		24,672,671		64,629,756		45,718,607

Expenses:
Selling and distribution expenses		13,956,009		8,985,562		23,993,870		14,594,185
General and administrative expenses		7,694,411		4,710,522		12,468,189		8,755,435
Research and development expenses		5,331,956		2,481,563		8,922,358		4,536,659
Total operating expenses		26,982,376		16,177,647		45,384,417		27,886,279

Other operating income, net		2,379,227		288,472		4,576,551		578,709

Income from operations		9,827,121		8,783,496		23,821,890		18,411,037

Interest income		811,580		11,475		2,299,844		22,025
Government grants		609,592		84,395		743,525		113,304
Other income		175,627		50		202,693		714
Interest expenses		(3,529,416)		(542,176)		(6,883,127)		(1,023,336)
Exchange differences		1,091,208		(417,118)		489,922		(509,850)
Other expenses		(254,271)		(25,490)		(1,145,085)		(140,289)

Income before income taxes provision		8,731,441		7,894,632		19,529,662		16,873,605

Provision for income taxes		1,238,752		1,311,509		2,844,193		2,597,683

Net income	US$	7,492,689	US$	6,583,123	US$	16,685,469	US$	14,275,922

Net income attributable to noncontrolling interest in subsidiaries		749,269		658,312		1,668,547		1,427,592

Net income attributable to common stockholders	US$	6,743,420	US$	5,924,811	US$	15,016,922	US$	12,848,330

Comprehensive income:

Net income	US$	7,492,689	US$	6,583,123	US$	16,685,469	US$	14,275,922
Foreign currency translation adjustments		(11,013,074)		3,223,520		(2,968,540)		4,134,952
Comprehensive income (loss)		(3,520,385)		9,806,643		13,716,929		18,410,874
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries		(352,038)		980,664		1,371,693		1,841,087
Comprehensive income (loss) attributable to common stockholders	US$	(3,168,347)	US$	8,825,979	US$	12,345,236	US$	16,569,787

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.35	US$	0.31	US$	0.78	US$	0.67

EPS - diluted	US$	0.35	US$	0.31	US$	0.78	US$	0.67

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

		Six Months Ended June 30,
		2018		2017

Cash Flows From Operating Activities
Net income	US$	16,685,469	US$	14,275,922
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Allowance for doubtful accounts		1,445,353		381,715
Depreciation and amortization		5,832,558		4,187,811
Amortization of debt issuance costs		697,633		4,566
Gain on disposal of fixed assets		(73,809)		-
Deferred income tax		642,345		-
Changes in assets and liabilities:
Account receivable		(52,930,675)		(16,819,493)
Bank acceptance notes from customers		36,822,604		3,181,918
Other currents assets		(5,158,214)		(3,197,226)
Inventories		(24,642,342)		(16,436,720)
Prepayments, current		(25,749,865)		4,815,945
Accounts payable and bank acceptance notes to vendors		99,655,568		(395,358)
Income tax payable		(1,918,494)		438,458
Deposits received from customers		20,470,159		8,402,222
Deferred income		(259,132)		-
Other current liabilities and accrued expenses		(5,426,422)		(2,087,738)
Net Cash Flows Provided By (Used In) Operating Activities		66,092,736		(3,247,978)

Cash Flows From Investing Activities
Acquisition of property, equipment and land use rights		(33,712,960)		(29,561,593)
Advances to related parties		(190,438,634)		-
Repayments of advances to related parties		222,337,244		-
Net Cash Flows Used In Investing Activities		(1,814,350)		(29,561,593)

Cash Flows From Financing Activities
Proceeds from short term bank loans		296,959,191		41,540,998
Repayments of short term bank loans		(256,944,835)		(23,035,449)
Proceeds from related parties		311,026,410		62,786,671
Repayments to related parties		(328,443,191)		(54,076,148)
Repayments of long term loans		(12,800,786)		-
Net Cash Flows Provided By Financing Activities		9,796,789		27,216,072

Effects on changes in foreign exchange rate		(2,289,500)		314,449

Net change in cash, cash equivalents, and restricted cash		71,785,675		(5,279,050)

Cash, cash equivalents, and restricted cash - beginning of the period		4,598,176		13,533,776

Cash, cash equivalents, and restricted cash - end of the period	US$	76,383,851	US$	8,254,726

Supplemental Cash Flow Disclosures:
Interest paid	US$	5,521,273	US$	785,502
Income taxes paid	US$	4,120,342	US$	2,154,659

Non-cash Investing and Financing Transactions
Loans from related parties in the form of bank acceptance notes	US$	33,721,267	US$	14,375,855
Repayments to related party in the form of bank acceptance notes	US$	5,846,083	US$	-
Repayments from related party in the form of bank acceptance notes	US$	19,612,146	US$	-

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	24,525,413	US$	7,892,336
Restricted cash		51,858,438		362,390
Total cash, cash equivalents, and restricted cash	US$	76,383,851	US$	8,254,726

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2018 (Unaudited)

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	15,016,922	-	15,016,922	1,668,547	16,685,469

Foreign currency translation adjustment	-	-	-	-	-	(2,671,686)	(2,671,686)	(296,854)	(2,968,540)

Transfer to reserve	-	-	-	1,501,692	(1,501,692)	-	-	-	-

Balance as of June 30, 2018	19,304,921	$38,609	$(28,582,654)	$19,064,049	$181,759,559	$13,231,502	$185,511,065	$28,497,795	$214,008,860

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE A - DESCRIPTION OF BUSINESS

SORL Auto Parts, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company” or “SORL”), a Delaware corporation incorporated on March 24, 1982, is principally engaged in the manufacture and distribution of vehicle brake systems and other key safety-related components, through its 90% ownership of Ruili Group Ruian Auto Parts Co., Ltd. (the “Joint Venture” or “Ruian”). The Company distributes products both in China and internationally under SORL trademarks. The Company’s product range includes 140 categories and over 2,000 different specifications.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, bank acceptance notes from customers, inventories, current prepayments, other current assets, accounts payable and bank acceptance notes to vendors, short term bank loans, deposits received from customers, current portion of long term loans, deferred income, income tax payable, accrued expenses and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

Restricted cash consists of bank deposits used to pledge bank acceptance notes and short term bank loans, deposits for obtaining letters of credit from a local bank and bank deposits used as down payment secured on behalf of a related party for potential acquisition.

The Company entered into credit agreements with commercial banks in China (“endorsing banks”) which agree to provide credit within stipulated limits. Within the stipulated credit limits, the Company can issue bank acceptance notes to its suppliers as payments for the purchases. In order to issue bank acceptance notes, the Company is generally required to make initial deposits or pledge notes receivable to the endorsing banks in amounts of certain percentage of the face amount of the bank acceptance notes to be issued by the Company. The cash in such accounts is restricted for use over the terms of the bank acceptance notes, which are normally three to six months. As of June 30, 2018 and December 31, 2017, restricted cash of $36,766,952 and $0, respectively, was used to pledge the bank acceptance notes.

During the six months ended June 30, 2018, the Company obtained a short term bank loan in the amount of $2,824,538 from Industrial and Commercial Bank of China, which required a pledge with bank deposits of $2,872,412. As of June 30, 2018, the bank deposits remained as the pledge for the loan. Also see Note K for details.

The Company also obtained letters of credit from Industrial Bank Co., Ltd. and China Zheshang Bank, which agreed to provide guarantee that the Company would make timely payment to its suppliers for any purchases. Deposits of $3,899,284 and $275,474, respectively, were required for this purpose as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, the Company had a bank deposit of $5,297,090(RMB 35,048,725), representing an advance to Ruili Group. The Company also had a bank deposit of $3,022,700 (RMB 20,000,000) as a security deposit of loans obtained by Wenzhou Lichuang Automobile Parts Co., Ltd., a related party, from China Merchant Bank. Also see Note E for details.

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

Bank acceptance notes receivable, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties or repayments from related parties. Bank acceptance notes do not bear interest. As of June 30, 2018 and December 31, 2017, bank acceptance notes receivable in the amount of $95,528,975 and $95,914,724, respectively, were pledged to banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes for cash before the maturity of the notes and such discount fees are included in interest expenses in the accompanying unaudited consolidated statements of income and comprehensive income (loss).

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

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASC 606. ASC 606 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes the revenue recognition guidance existed at the time. The main principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company applied the ASC and its related updates on a full retrospective basis as of January 1, 2018. The adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note M for additional information.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption, net cash used in investing activities was adjusted to exclude the change in restricted cash, resulting in an increase of $5,198,792 in net cash used in investing activities in the amount previously reported for the six months ended June 30, 2017. Restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company is currently evaluating the impact of the adoption of ASU No. 2018-09 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU No. 2018-10 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. For the entities that have not adopted Topic 842,the effective date for this ASU are the same as those for ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2018-11 on its consolidated financial statements.

NOTE D – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or financial position.

NOTE E - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. ("Ruili Group")	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang

Guangzhou Ruili Kormee Automotive Electronic Co., Ltd. ("Guangzhou Kormee")	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (“Ruian Kormee” and formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”)	Wholly controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. ("Shanghai Dachao")	Ruili Group holds 66% of the equity interests in Shanghai Dachao

Ruili MeiLian Air Management System (LangFang) Co., Ltd. ("Ruili Meilian")	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. ("Wenzhou Lichuang")	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. ("Ningbo Ruili")	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. ("Shanghai Ruili")	Wholly owned by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. ("Kunshan Yuetu")	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. ("Shanghai Tabouk")	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

Hangzhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang and Ningbo Ruili. As of June 30, 2018, the Company did not receive any materials from Ningbo Ruili purchased during the three and six months then ended. The unreceived purchases from the relate party are recorded as prepayments, current on the accompanying consolidated balance sheets.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Shanghai Tabouk, Ruian Kormee and Ruili Meilian.

The following related party transactions occurred for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Co., Ltd.	$1,744,095	$989,679	$1,744,095	$1,325,606
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	1,057,603	401,132	1,413,096	756,803
Shanghai Dachao Electric Technology Co., Ltd.	231,069	—	376,687	55,230
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	2,503,163	1,373,241	4,974,406	2,156,311
Ruili Group Co., Ltd.	2,249,962	1,382,956	3,966,750	2,509,674
Wenzhou Lichuang Automobile Parts Co., Ltd.	5,763,176	—	7,544,892	—
Total purchases	$13,549,068	$4,147,008	$20,019,926	$6,803,624
SALES TO:
Guangzhou Ruili Kormee Automotive Electronic Co., Ltd.	$3,461,778	$972,084	$5,814,806	$1,749,441
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	54,470	12,187	54,470	12,187
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	313,940	388,287	843,813	388,287
Ruili Group Co., Ltd.	1,664,885	900,859	6,076,172	3,927,783
Shanghai Tabouk Auto Components Co., Ltd.	467,454	429,156	874,320	633,559
Total sales	$5,962,527	$2,702,573	$13,663,581	$6,711,257

	As of June 30, 2018	As of December 31, 2017
ADVANCES TO RELATED PARTIES
Ruili Group Co., Ltd.	$31,194,813	$5,711,605
Shanghai Ruili Real Estate Development Co., Ltd.	645,275	65,069,497
Kunshan Yuetu Real Estate Development Co., Ltd.	157,040	1,537,122
Total advances to related parties	$31,997,128	$72,318,224

ACCOUNTS RECEIVABLE
Shanghai Tabouk Auto Components Co., Ltd.	$1,503,376	$1,297,734
Total accounts receivable	$1,503,376	$1,297,734

PREPAYMENTS, CURRENT
Ningbo Ruili Equipment Co., Ltd.	$3,440,141	$999,527
Total prepayments, current	$3,440,141	$999,527

ACCOUNTS PAYABLE TO RELATED PARTIES
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$1,311,917	$3,414,719
Shanghai Dachao Electric Technology Co., Ltd.	18,173	83,178
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	3,731,822	1,993,787
Wenzhou Lichuang Automobile Parts Co., Ltd.	2,335,250	10,405,120
Total accounts payable to related parties	$7,397,162	$15,896,804

DUE TO RELATED PARTY
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$11,536,621	$1,572,963
Total due to related party	$11,536,621	$1,572,963

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group are non-interest bearing, unsecured, and due on demand and the advances to Shanghai Ruili and Kunshan Yuetu are due on demand, unsecured, and bear an interest rate of 5.22% per annum. The advances to Shanghai Ruili and Kunshan Yuetu were fully repaid as of June 30, 2018.

During the six months ended June 30, 2018, the Company obtained loans of $311,026,410 in cash and $33,721,267 in the form of bank acceptance notes from related parties. Repayments in cash and bank acceptance notes to related parties totaled $328,443,191 and $5,846,083, respectively. In the same period, the Company advanced to its related parties in the total amount of $190,438,634 and received cash repayments from related parties amounted to $222,337,244. Amount due from Shanghai Ruili and Kunshan Yuetu as of June 30, 2018 represented the interest receivable from the two related parties, which was paid as of the filing date. During the six months ended June 30, 2017, the Company obtained loans of $62,786,671 in cash and $14,375,855 in the form of bank acceptance notes from related parties. Repayments in cash to related parties amounted to $54,076,148.

The Company entered into a lease agreement with Ruili Group. See Note O for more details.

During the six months ended June 30, 2018, the Company made a bank deposit of $5,297,090 (RMB 35,048,725) as down payment to secure a potential acquisition. Initially, the Company had the intention to acquire the target company and deposited $5,297,090 (RMB 35,048,725) into a trust account restricted for the use in the potential acquisition. After a few rounds of discussion, the Company gave up and Ruili Group decided to do the acquisition. As the Company and Ruili Group are under common control, the restricted deposit represented an advance to Ruili Group, non-interest bearing, due on demand and non-secured. Also see Note B.

During the six months ended June 30, 2018, the Company made a bank deposit of $3,022,700 (RMB 20,000,000) as security deposit for loans obtained by Wenzhou Lichuang from China Merchant Bank. Also see Note B.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 50,000,000 (approximately $7,699,889) for a period from July 29, 2015 until two years after the due date of each loan withdrawn by Ruili Group under the credit line. The credit line was replaced by the one issued by the same bank in the amount of RMB 40,000,000 (approximately $5,766,181) for a period of 12 months starting on October 24, 2016. The credit line was renewed on October 19, 2017 for 6 months. On April 23, 2018, Ruili Group and the bank reached another extension agreement and the guarantee will be provided by the Company until April 23, 2021.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 69,000,000 (approximately $10,092,000) for the period from November 16, 2016 to January 16, 2018. The credit line was renewed on December 21, 2017 for a period of 12 months, and the guarantee was accordingly extended by the Company as of June 30, 2018 and will expire on December 20, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 180,000,000 (approximately $26,328,000) for the period from June 30, 2017 to June 30, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note K for more details.

NOTE F - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2018	2017

Accounts receivable	$197,964,158	$148,312,117
Less: allowance for doubtful accounts	(14,891,710)	(13,927,156)
Accounts receivable, net	$183,072,448	$134,384,961

No customer individually accounted for more than 10% of our revenues or accounts receivable for the six months ended June 30, 2018 and 2017. The changes in the allowance for doubtful accounts at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
Beginning balance	$13,927,156	$11,686,417
Add: increase to allowance	1,445,353	1,474,872
Less: accounts written off	-	-
Effects on changes in foreign exchange rate	(480,799)	765,867
Ending balance	$14,891,710	$13,927,156

NOTE G - INVENTORIES

At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$32,018,882	$27,657,266
Work-in-process	29,346,093	40,805,434
Finished goods	75,549,156	45,837,864
Less: write-down of inventories	-	-
Total inventories	$136,914,131	$114,300,564

NOTE H - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Machinery	$126,872,185	$119,296,564
Molds	1,322,238	1,338,912
Office equipment	3,260,035	2,998,443
Vehicles	4,337,091	3,681,194
Buildings	20,199,324	20,127,148
Leasehold improvements	480,771	486,834
Sub-total	156,471,644	147,929,095

Less: accumulated depreciation	(72,190,332)	(68,101,089)

Property, plant and equipment, net	$84,281,312	$79,828,006

Depreciation expense charged to operations was $5,531,002 and $4,041,628 for the six months ended June 30, 2018 and 2017, respectively.

NOTE I – LAND USE RIGHTS, NET

The balances for land use rights, net, as of June 30, 2018 and December 31, 2017 are as the following:

	June 30, 2018	December 31, 2017
Cost	$23,114,290	$15,477,081
Less: accumulated amortization	(847,837)	(564,947)
Land use rights, net	$22,266,453	$14,912,134

In September 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Ruian City, Zhejiang Province, China (the “Wansong Land”). Full payment of RMB 51.81 million (approximately $7.93 million) was made as of December 31, 2017. The Company obtained the title to the land use rights in April 2018. The Wansong Land has a total area of 17,029 square meters.

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. Prepayment of RMB 14.40 million (approximately $2.14 million) was made as down payment in 2017. During the six months ended June 30, 2018, the Company paid additional amount of RMB 57.62 million (approximately $8.99 million). As of June 30, 2018, the purchase price of RMB 72.02 (approximately $11.13 million) was fully paid. As of the filing date, the title to the land use rights has not been transferred. The payments were included in prepayment, non-current as of June 30, 2018 on the accompanying consolidated balance sheets.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 42.54 million (approximately $6.43 million) was made during the six months ended June 30, 2018. As of the filing date, the title to the land use rights has not been transferred. The payments were included in prepayment, non-current as of June 30, 2018 on the accompanying consolidated balance sheets.

Amortization expenses were $301,556 and $141,816 for the six months ended June 30, 2018 and 2017, respectively.

NOTE J - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Deferred tax assets – non-current
Allowance for doubtful accounts	$2,322,376	$2,137,837
Revenue (net of cost)	100,389	160,766
Unpaid accrued expenses	21,558	955,287
Warranty	1,122,497	986,534
Deferred tax assets	3,566,820	4,240,424
Valuation allowance	-	-
Net deferred tax assets – non-current	$3,566,820	$4,240,424

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE K – SHORT TERM BANK LOANS

Bank loans represented the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Secured	$159,452,631	$125,380,899
Unsecured	2,720,431	-
Total short term bank loans	$162,173,062	$125,380,899

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, China CITIC Bank, China Minsheng Bank, Industrial Bank Co., Ltd., Oversea-Chinese Banking Corporation Limited, Industrial and Commercial Bank of China, Huaxia Bank and China Construction Bank, respectively, to finance general working capital and acquire long-lived assets. Interest rate for the loans outstanding during the six months ended June 30, 2018 ranged from 0.90% to 5.72% per annum. The maturity dates of the loans existing as of June 30, 2018 ranged from July 16, 2018 to June 12, 2019. As of June 30, 2018 and December 31, 2017, the Company’s accounts receivable of $659,619 and $5,472,169, respectively, were pledged as collateral under loan arrangements. The interest expenses for short term bank loans, including discount fees, were $2,590,729 and $542,176 for the three months ended June 30, 2018 and 2017, respectively. The interest expenses for short term bank loans, including discount fees, were $4,885,057 and $1,003,088 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, corporate or personal guarantees provided for those bank loans were as follows:

$5,778,084	Guaranteed by Ruili Group, a related party
$12,589,079	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$27,204,304	Pledged by Hangzhou Ruili Property Development Ltd., a related party under common control, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$19,015,396	Pledged by Ruili Group, a related party, with its land use rights and properties
$2,824,538	Pledged by the Company with a bank deposit of $2,872,412, which was included in restricted cash on the accompanying unaudited consolidated balance sheets. Also see Note B “RESTRICTED CASH” section
$26,297,494	Pledged by the Company with its bank acceptance notes
$5,289,726	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Guaranteed by Ruili Group, a related party
$60,454,010	Pledged by Shanghai Ruili, a related party, with its properties. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders

NOTE L - LONG TERM LOANS

	March 31, 2018	December 31, 2017
Aggregate outstanding principal balance	$50,237,609	$63,471,308
Less: unamortized debt issuance costs	(1,121,359)	(1,822,053)
Less: current portion	(23,938,329)	(24,266,031)
Non-current portion	$25,177,921	$37,383,224

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of $742,324. For the six months ended June 30, 2018, the repayments of principal totaled $5,083,153.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash in the amount of $1,025,248. For the six months ended June 30, 2018, the repayments of principal totaled $7,717,633.

The interest expenses for long term loans, including the amortization of debt issuance costs, were $938,687 for the three months ended June 30, 2018. The interest expenses for long term loans, including the amortization of debt issuance costs, were $1,998,070 for the six months ended June 30, 2018.

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

Revenues from contracts with customers are recognized at a point in time when the merchandises are delivered to the customer in accordance with the shipping terms stated in the contracts, which is the point when the legal title, physical possession and the risks and rewards of ownership are transferred to the customers.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of June 30, 2018 and December 31, 2017, the Company recorded a deferred revenue liability of $62,481,147 and $43,087,473, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the six months ended June 30, 2018 and 2017, the Company recognized $14,254,794 and $6,617,003, respectively, of deferred revenue included in the opening balances of deposits received from customers. The amounts were included in sales on the accompanying consolidated statements of income and comprehensive income (loss).

NOTE N - INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, among others, a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and a recognition of the U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company upon enactment of the 2017 Tax Act. The Company is required to recognize the effect of the 2017 Tax Act in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the 2017 Tax Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is evaluating the impact of the 2017 Tax Act, however, as of the filing date, the Company was unable to determine a reasonable provision of the tax effects of the 2017 Tax Act. Therefore, no provisional amounts have been recorded on the consolidated financial statements as of December 31, 2017 and for the six months ended June 30, 2018 in accordance with SAB 118.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the six months ended June 30, 2018.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
US statutory income tax rate	21.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-35.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.0%
Effects of additional deduction allowed for R&D expenses	-3.43%	-3.16%
Effects of expenses not deductible for tax purposes	2.18%	0.51%
Other items	0.81%	0.37%
Effective tax rate	14.56%	12.72%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the six months ended June 30, 2018 and 2017, there were no penalties and interest, which generally are recorded in the general and administrative expenses or in the tax expenses. The provisions for income taxes for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Current	$2,201,850	$2,610,023
Deferred	642,343	(12,340)

Total	$2,844,193	$2,597,683

NOTE O – OPERATING LEASE WITH RELATED PARTY

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

The lease expenses were $825,704 and $487,794 for the six months ended June 30, 2018 and 2017, respectively.

NOTE P - WARRANTY CLAIMS

Warranty claims were $1,828,168 and $1,416,614 for the six months ended June 30, 2018 and 2017, respectively. Warranty claims are included in selling and distribution expenses on the accompanying consolidated statements of income and comprehensive income (loss). Accrued warranty expenses are included in the balances of accrued expenses on the accompanying consolidated balance sheets. The movement of accrued warranty expenses for the six months ended June 30, 2018 was as follows:

Beginning balance at January 1, 2018	$6,576,895
Aggregate increase for new warranties issued during current period	1,828,168
Aggregate reduction for payments made and effect of exchange rate fluctuation	(1,155,096)

Ending balance at June 30, 2018	$7,249,967

NOTE Q – SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“Commercial Vehicle Brake Systems”). On August 31, 2010, the Company through Ruian executed an Asset Purchase Agreement to acquire a segment of the passenger vehicle auto parts business (“Passenger Vehicle Brake Systems”) of Ruili Group. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

For the reporting periods, all of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Six Month Ended June 30,
	2018	2017

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$187,578,450	$138,849,057
Passenger vehicles brake systems	48,653,184	27,626,905

Net sales	$236,231,634	$166,475,962
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—

GROSS PROFIT
Commercial vehicles brake systems	$42,734,721	$38,696,045
Passenger vehicles brake systems	21,895,035	7,022,562
Gross profit	$64,629,756	$45,718,607
Selling and distribution expenses	23,993,870	14,594,185
General and administrative expenses	12,468,189	8,755,435
Research and development expenses	8,922,358	4,536,659

Other operating income, net	4,576,551	578,709

Income from operations	23,821,890	18,411,037

Interest income	2,299,844	22,025
Government grants	743,525	113,304
Other income	202,693	714
Interest expenses	(6,883,127)	(1,023,336)
Exchange differences	489,922	(509,850)
Other expenses	(1,145,085)	(140,289)
Income before income tax expense	$19,529,662	$16,873,605
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$27,215,974	$24,631,178
Passenger vehicles brake systems	6,496,986	4,930,415

Total	$33,712,960	$29,561,593
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$4,650,734	$3,489,621
Passenger vehicles brake systems	1,181,824	698,190

Total	$5,832,558	$4,187,811

	June 30, 2018	December 31, 2017

TOTAL ASSETS
Commercial vehicles brake systems	$557,314,122	$492,348,129
Passenger vehicles brake systems	188,955,457	89,967,813

Total	$746,269,579	$582,315,942

	June 30, 2018	December 31, 2017

LONG LIVED ASSETS
Commercial vehicles brake systems	$113,323,019	$106,779,681
Passenger vehicles brake systems	38,421,784	19,512,076

Total	$151,744,803	$126,291,757

NOTE R – CONTINGENCIES

(1)	In May 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Ruian Economic Development Zone, Ruian City, Zhejiang Province, China (the “Dongshan Facility”), purchased in 2007 from Ruili Group, plus RMB 501.00 million (approximately $76.50 million) in cash for the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Ruian Economic Development Zone, Ruian City, Zhejiang Province, China (the “Development Zone Facility”). As of the filing date, the Company hasn’t obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(2)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use right certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(3)	The information of lease commitments is provided in Note O.

(4)	The information of guarantees and assets pledged is provided in Note E.

NOTE S – SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans in the total amount of approximately $34,911,000 from Agricultural Bank of China and China Zheshang Bank. Interest rates for those loans ranged from 3.73% to 4.52% per annum. The maturity dates of the loans existing as of the filing date ranged from July 30, 2018 to July 3, 2019. The Company continuously pledged bank acceptance notes to obtain loans from Agricultural Bank of China and China Zheshang Bank.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $27,436,000 to Agricultural Bank of China, Bank of China and China Zheshang Bank.

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

Results of Operations

The following statements are about results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.

Sales

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	(U.S. dollars in millions)

Commercial Vehicle Brake Systems	$96.0	74.7%	$77.5	84.5%
Passenger Vehicle Brake Systems	$32.5	25.3%	$14.3	15.5%

Total	$128.5	100.0%	$91.7	100.0%

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	(U.S. dollars in millions)

Commercial Vehicle Brake Systems	$187.6	79.4%	$138.8	83.4%
Passenger Vehicle Brake Systems	$48.6	20.6%	$27.7	16.6%

Total	$236.2	100.0%	$166.5	100.0%

The sales were $128.5 million and $91.7 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $36.8 million or 40.1%. The sales were $236.2 million and $166.5 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $69.7 million or 41.9%. The increase was mainly due to the increased sales of commercial vehicle brake systems.

The sales from commercial vehicle brake systems increased by $18.5 million or 23.9%, to $96.0 million for the second fiscal quarter of 2018, compared to $77.5 million for the same period of 2017. The sales from commercial vehicle brake systems increased by $48.8 million or 35.2%, to $187.6 million for the six months ended June 30, 2018, compared to $138.8 million for the six months ended June 30, 2017. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems increased by $18.2 million or 127.3%, to $32.5 million for the second fiscal quarter of 2018, compared to $14.3 million for the same period of 2017. The sales from passenger vehicle brake systems increased by $20.9 million or 75.5%, to $48.6 million for the six months ended June 30, 2018, compared to $27.7 million for the same period of 2017. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of the sales revenue for these markets for the second fiscal quarter of the 2018 and 2017, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	June 30, 2018	Total Sales	June 30, 2017	Total Sales	Percentage Change
	(U.S. dollars in millions)

China OEM market	$62.6	48.7%	$46.4	50.6%	35.0%
China Aftermarket	$42.8	33.3%	$25.1	27.4%	70.5%
International market	$23.1	18.0%	$20.2	22.0%	13.9%
Total	$128.5	100.0%	$91.7	100.0%	40.1%

A breakdown of the sales revenues for China OEM markets, China aftermarket and international market for the six months ended June 30, 2018 and 2017, respectively, is set forth below:

	Six Months	Percent	Six Months	Percent
	Ended	of	Ended	of
	June 30, 2018	Total Sales	June 30, 2017	Total Sales	Percentage Change
	(U.S. dollars in million)

China OEM market	$114.4	48.4%	$85.2	51.1%	34.4%
China Aftermarket	$80.9	34.2%	$47.1	28.3%	71.7%
International market	$40.9	17.4%	$34.2	20.6%	19.5%
Total	$236.2	100.0%	$166.5	100.0%	41.9%

Considering the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by 35.0%, from the second fiscal quarter of 2017, to $62.6 million. Our sales to the Chinese OEM market increased by 34.4% from the six months ended June 30, 2017 to $114.4 million for the six months ended June 30, 2018.

Our sales to the China aftermarket increased by $17.7 million or 70.5%, to $42.8 million for the second fiscal quarter of 2018, compared to $25.1 million for the same period of 2017. Our sales to the China aftermarket increased by $33.8 million or 71.7%, to $80.9 million for the six months ended June 30, 2018, compared to $47.1 million for the same period of 2017. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $2.9 million or 13.9%, to $23.1 million for the second fiscal quarter of 2018, as compared to $20.2 million for the same period of 2017. Our export sales increased by $6.7 million or 19.5%, to $40.9 million for the six months ended June 30, 2018, as compared to $34.2 million for the same period of 2017. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2018 were $94.1 million, an increase of $27.0 million or 40.3% from $67.1 million for the three months ended June 30, 2017. Cost of sales for the six months ended June 30, 2018 were $171.6, an increase of $50.8 million or 42.1% from $120.8 million for the same period in 2017.

Our gross profit increased by 39.5% from $24.7 million for the three months ended June 30, 2017 to $34.4 million for the three month period ended June 30, 2018. Our gross profit increased by 41.4% from $45.7 million for the six months ended June 30, 2017 to $64.6 million for the same period of 2018.

Gross margin decreased to 26.8% from 26.9% for the three months period ended June 30, 2018 compared to 2017. Gross margin decreased to 27.4% from 27.5% for the six months ended June 30, 2018, as compared to the same period of 2017. To strengthen our competitiveness and increase our market share, we enhanced the price promotion for the six months ended June 30, 2018. We intend to focus in 2018 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months period ended June 30, 2018 was $79.0 million, increase by 40.8% from $56.1 million for the same period last year. Cost of sales from commercial vehicle brake systems for the six months ended June 30, 2018 was $144.8 million, increase by 44.5% from $100.2 million for the same period of 2017. The gross profit from commercial vehicle brake systems decreased by 20.8% from $21.4 million for three month period ended June 30, 2017 to $17.0 million for the three month period ended June 30, 2018. The gross profit from commercial vehicle brake systems increased by 10.4% from $38.7 million for the six months ended June 30, 2017 to $42.7 million for the same period of 2018. Gross margin from commercial vehicle brake systems decreased to 17.7% from 27.6% for the three months period ended June 30, 2018 compared to the three months period ended June 30, 2017. Gross margin from commercial vehicle brake systems decreased to 22.8% from 27.9% for the six months period ended June 30, 2018 compared to the three months period ended June 30, 2017.

Cost of sales from passenger vehicle brake systems for the three months period ended June 30, 2018 was $15.1 million, increase by 37.3% from $11.0 million for the three month period ended June 30, 2017. Cost of sales from passenger vehicle brake systems for the six months ended June 30, 2018 was $26.8 million, increase by 30.1% from $20.6 million for the same period of 2017. The gross profit from passenger vehicle brake systems increased by 430.3% from $3.3 million for the three month period ended June 30, 2017 to $17.5 million for the three month period ended June 30, 2018. The gross profit from passenger vehicle brake systems increased by 212.9% from $7.0 million for the six months ended June 30, 2017 to $21.9 million for the same period ended June 30, 2018. Gross margin from passenger vehicle brake systems increased to 53.7% from 22.9% for the three months ended June 30, 2018 compared to the three months period ended June 30, 2017. Gross margin from passenger vehicle brake systems increased to 45.0% from 25.4% for the six months ended June 30, 2018, as compared with the same period in 2017.

Selling and Distribution Expenses

Selling and distribution expenses were $14.0 million for the three months ended June 30, 2018, as compared to $9.0 million for the same period of 2017, an increase of $5.0 million or 55.3%. Selling and distribution expenses were $24.0 million for the six months ended June 30, 2018, as compared to $14.6 million for the same period of 2017, an increase of $9.4 million or 64.4%. The increase was mainly due to increased packaging expenses, repair fees, and product warranty fees.

As a percentage of sales revenue, selling expenses increased to 10.9% for the three months ended June 30, 2018, as compared to 9.8% for the same period in 2017. As a percentage of sales revenue, selling expenses increased to 10.2% for the six months ended June 30, 2018, as compared to 8.8% for the same period in 2017.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended June 30, 2018, as compared to $4.7 million for the same period of 2017, an increase of $3.0 million or 63.4%. General and administrative expenses were $12.5 million for the six months ended June 30, 2018, as compared to $8.8 million for the same period of 2017, an increase of $3.7 million or 42.4%. The increase was mainly due to the increase of bad debt expense and employee salaries for the six months ended June 30, 2018.

As a percentage of sales revenue, general and administrative expenses increased to 6.0% for the three months ended June 30, 2018, as compared to 5.1% for the same period in 2017. As a percentage of sales revenue, general and administrative expenses were both 5.3% for the six months ended June 30, 2018, and for the same period in 2017.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2018, research and development expenses were $5.3 million, as compared to $2.5 million for the same period of 2017, an increase of $2.8 million. For the six months ended June 30, 2018, research and development expenses were $8.9 million, as compared to $4.5 million for the same period of 2017, an increase of $4.4 million.

Other Operating Income

Other operating income was $2.4 million for the three months ended June 30, 2018, as compared to $0.3 million for the three months ended June 30, 2017, an increase of $2.1 million. Other operating income was $4.6 million for the six months ended June 30, 2018, as compared to $0.6 million for the six months ended June 30, 2017, an increase of $4.0 million. The increase was mainly due to an increase in sales of raw material scraps.

Depreciation and Amortization

Depreciation and amortization expense increased to $3.0 million for the three months ended June 30, 2018, compared with that of $2.2 million for the same period of 2017, an increase of $0.8 million. Depreciation and amortization expenses increased to $5.8 million for the six months ended June 30, 2018, compared with that of $4.2 million for the same period of 2017, an increase of $1.6 million. The increase was mainly due to some new addition in PPE and the purchase of land in the third quarter of 2017.

Interest income

The interest income for the three months ended June 30, 2018, increased to $0.8 million, compared with the same period of 2017. The interest income for the six months ended June 30, 2018, increased to $2.3 million, compared with the same period of 2017, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the three months ended June 30, 2018, increased by $3.0 million to $3.5 million from $0.5 million for the same period of 2017. The interest expenses for the six months ended June 30, 2018, increased by $5.9 million to $6.9 million from $1.0 million for the same period of 2017, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

Income Tax

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including, among others, a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and a recognition of the U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company upon enactment of the 2017 Act. The Company is required to recognize the effect of the 2017 Tax Act in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is proactively evaluating the impact of the Tax Act, however, as of the filing date, the Company was unable to determine a reasonable provision of the tax effects of the Tax Act. Therefore, no provisional amounts have been recorded on the consolidated financial statements as of December 31, 2017 and for the six months ended June 30, 2018 in accordance with SAB 118.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the six months ended June 30, 2018.

Income tax expense was $1.2 million for the three months ended June 30, 2018, as compared to $1.3 million for the three months ended June 30, 2017. Income tax expense was $2.8 for the six months ended June 30, 2018, as compared to $2.6 for the six months ended June 30, 2017.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $0.7 million for the second fiscal quarter ended June 30, 2018 and 2017. Net income attributable to non-controlling interest in subsidiaries amounted to $1.7 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended June 30, 2018, increased by $0.8 million, to $6.7 million from $5.9 million for the fiscal quarter ended June 30, 2017 due to the factors discussed above. The net income attributable to stockholders for the six months ended June 30, 2018, increased by $2.2 million, to $15.0 million from $12.8 million for the six months ended June 30, 2017 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended June 30, 2018 and 2017, were $0.35 and $0.31, respectively. EPS, both basic and diluted, for the six months ended June 30, 2018 and 2017, were $0.78 and $0.67, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash, cash equivalents, and restricted cash of $76.4 million, as compared to cash, cash equivalents, and restricted cash of $4.6 million as of December 31, 2017. The Company had working capital of $87.4 million at June 30, 2018, as compared to working capital of $111.4 million at December 31, 2017, reflecting current ratios of 1.2:1 and 1.3:1, respectively.

OPERATING - Net cash provided in operating activities was $66.1 million for six months ended June 30, 2018. For the same period in 2017, net cash used in operating activities was $3.2 million. Such change was primarily due to the increased cash inflow resulted by changes in accounts payable and bank acceptance notes to vendors.

INVESTING - During the six months ended June 30, 2018, the Company used net cash of $1.8 million in investing activities mainly for advances to related parties. For the six months ended June 30, 2017, the Company used net cash of $29.6 million in investing activities.

FINANCING - During the six month period ended June 30, 2018, the cash provided by financing activities was $9.8 million. Cash provided in financing activities was $27.2 million for the six months ended June 30, 2017. Such decrease was primarily due to the repayments to related parties and repayments of long term loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of June 30, 2018, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

c)       The Company has reserved tax payables in the amount of RMB 19,007,341 (approximately US$2,872.675) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

CONTRACTUAL OBLIGATIONS

As of June 30, 2018, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of June 30, 2018, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : August 14, 2018	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)

