Form 10-Q
period 2018-09-30
SORL Auto Parts Inc
filed 2018-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

As of November 14, 2018 there were 19,304,921 shares of Common Stock outstanding.

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018		December 31, 2017
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	17,609,594	US$	4,221,940
Accounts receivable, net, including $1,506,254 and $1,297,734 from related party at September 30, 2018 and December 31, 2017, respectively		163,749,395		134,384,961
Bank acceptance notes from customers		101,136,391		116,040,688
Inventories		159,123,470		114,300,564
Prepayments, current, including $3,094,333 and $999,527 to related parties at September 30, 2018 and December 31, 2017, respectively		31,442,128		8,826,004
Restricted cash, current		19,062,778		376,236
Advances to related parties		49,372,965		72,318,224
Other current assets, net		14,455,642		5,555,568
Total Current Assets		555,952,363		456,024,185

Property, plant and equipment, net		86,949,053		79,828,006
Land use rights, net		21,245,899		14,912,134
Intangible assets, net		309,947		3,341
Deposits on loan agreements		10,175,602		10,712,865
Prepayments, non-current		18,474,842		16,594,987
Restricted cash, non-current		3,488,778		-
Deferred tax assets		3,549,947		4,240,424
Total Non-current Assets		144,194,068		126,291,757
Total Assets	US$	700,146,431	US$	582,315,942

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $22,782,059 and $15,896,804 due to related parties at September 30, 2018 and December 31, 2017, respectively	US$	211,456,843	US$	118,051,633
Deposits received from customers		63,615,939		43,087,473
Short term bank loans		143,991,909		125,380,899
Current portion of long term loans		22,147,109		24,266,031
Income tax payable, current		3,250,996		3,249,727
Accrued expenses		18,604,139		25,154,658
Due to related party		4,481,484		1,572,963
Deferred income		605,691		1,020,273
Other current liabilities		2,705,103		2,857,130
Total Current Liabilities		470,859,213		344,640,787

Long term loans, less current portion and net of unamortized debt issuance costs		19,318,534		37,383,224
Income tax payable - noncurrent		9,259,307		-
Total Non-current Liabilities		28,577,841		37,383,224
Total Liabilities		499,437,054		382,024,011

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2018 and December 31, 2017		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		19,615,826		17,562,357
Accumulated other comprehensive income		5,754,883		15,903,188
Retained earnings		175,602,568		168,244,329
Total SORL Auto Parts, Inc. Stockholders' Equity		172,429,232		173,165,829
Noncontrolling Interest In Subsidiaries		28,280,145		27,126,102
Total Equity		200,709,377		200,291,931
Total Liabilities and Equity	US$	700,146,431	US$	582,315,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017

Sales	US$	108,584,331	US$	101,329,628	US$	344,815,965	US$	267,589,953
Include: sales to related parties		9,333,959		7,401,464		22,997,540		13,479,162
Cost of sales		82,249,456		74,027,933		253,851,334		194,703,290
Gross profit		26,334,875		27,301,695		90,964,631		72,886,663

Expenses:
Selling and distribution expenses		13,160,875		8,283,704		37,154,745		22,877,889
General and administrative expenses		5,051,684		4,761,787		17,519,873		13,517,222
Research and development expenses		4,478,298		2,941,243		13,400,656		7,477,902
Total operating expenses		22,690,857		15,986,734		68,075,274		43,873,013

Other operating income, net		2,959,269		473,610		7,535,820		1,185,958

Income from operations		6,603,287		11,788,571		30,425,177		30,199,608

Interest income		547,455		16,150		2,847,299		38,175
Government grants		2,239,250		1,006,033		2,982,775		1,119,337
Other income		229,520		47,262		432,213		47,976
Interest expenses		(3,331,554)		(804,499)		(10,214,681)		(1,827,835)
Exchange differences		906,538		(684,047)		1,396,460		(1,193,897)
Other expenses		(55,835)		(202,735)		(1,200,920)		(343,024)

Income before income taxes provision		7,138,661		11,166,735		26,668,323		28,040,340

Provision for income taxes		12,130,789		1,627,721		14,974,982		4,225,404

Net income (loss)	US$	(4,992,128)	US$	9,539,014	US$	11,693,341	US$	23,814,936

Net income attributable to noncontrolling interest in subsidiaries		613,086		953,901		2,281,633		2,381,493

Net income (loss) attributable to common stockholders	US$	(5,605,214)	US$	8,585,113	US$	9,411,708	US$	21,433,443

Comprehensive income (loss):

Net income (loss)	US$	(4,992,128)	US$	9,539,014	US$	11,693,341	US$	23,814,936
Foreign currency translation adjustments		(8,307,355)		3,856,038		(11,275,895)		7,990,990

Comprehensive income (loss)		(13,299,483)		13,395,052		417,446		31,805,926
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries		(217,650)		1,339,505		1,154,043		3,180,592
Comprehensive income (loss) attributable to common stockholders	US$	(13,081,833)	US$	12,055,547	US$	(736,597)	US$	28,625,334

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	(0.29)	US$	0.44	US$	0.49	US$	1.11

EPS - diluted	US$	(0.29)	US$	0.44	US$	0.49	US$	1.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Nine Months Ended September 30,
	2018		2017

Cash Flows From Operating Activities
Net income	US$	11,693,341	US$	23,814,936
Adjustments to reconcile net income to net cash provided by operating activities:

Allowance for doubtful accounts		179,744		759,854
Depreciation and amortization		8,926,695		6,623,082
Amortization of debt issuance costs		966,547		42,583
Gain on disposal of fixed assets		(73,809)		-
Deferred income tax		520,741		-
Changes in assets and liabilities:
Account receivable		(38,780,246)		(19,276,498)
Bank acceptance notes from customers		68,016,837		2,056,320
Other currents assets		(9,983,968)		(2,317,124)
Inventories		(52,611,953)		(13,792,530)
Prepayments		(19,823,567)		(1,312,081)
Accounts payable and bank acceptance notes to vendors		86,724,938		1,347,005
Income tax payable		7,432,808		909,912
Deposits received from customers		24,058,536		16,516,529
Deferred income		(382,627)		-
Other current liabilities and accrued expenses		(5,671,820)		(371,575)
Net Cash Flows Provided By Operating Activities		81,192,197		15,000,413

Cash Flows From Investing Activities
Acquisition of property, equipment, and land use rights		(40,142,267)		(36,882,570)
Deposit for acquisition of land use rights		-		(2,982,537)
Acquisition of intangible assets		(367,931)		-
Advances to related parties		(214,800,362)		(8,919,241)
Repayments of advances to related parties		222,337,244		-
Net Cash Flows Used In Investing Activities		(32,973,316)		(48,784,348)

Cash Flows From Financing Activities
Proceeds from short term bank loans		353,441,949		84,149,040
Repayments of short term bank loans		(325,651,416)		(36,149,680)
Proceeds from related parties		311,692,664		93,191,843
Repayments to related parties		(328,624,110)		(113,071,629)
Repayments of long term loans		(18,957,775)		-
Net Cash Flows Provided By (Used In) Financing Activities		(8,098,688)		28,119,574

Effects on changes in foreign exchange rate		(4,557,219)		484,733

Net change in cash, cash equivalents, and restricted cash		35,562,974		(5,179,628)

Cash, cash equivalents, and restricted cash - beginning of the period		4,598,176		13,533,776

Cash, cash equivalents, and restricted cash - end of the period	US$	40,161,150	US$	8,354,148

Supplemental Cash Flow Disclosures:
Interest paid	US$	7,849,753	US$	1,255,540
Income taxes paid	US$	5,157,755	US$	3,272,909

Non-cash Investing and Financing Transactions
Repayments to related party in the form of bank acceptance notes	US$	5,846,083	US$	-
Loans from related parties in the form of bank acceptance notes	US$	33,721,267	US$	23,515,527
Repayments from related party in the form of bank acceptance notes	US$	26,771,056	US$	-

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	17,609,594	US$	7,653,174
Restricted cash, current		19,062,778		700,974
Restricted cash, non-current		3,488,778		-
Total cash, cash equivalents, and restricted cash	US$	40,161,150	US$	8,354,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Nine Months Ended September 30, 2018 (Unaudited)

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	9,411,708	-	9,411,708	2,281,633	11,693,341

Foreign currency translation adjustment	-	-	-	-	-	(10,148,305)	(10,148,305)	(1,127,590)	(11,275,895)

Transfer to reserves	-	-	-	2,053,469	(2,053,469)	-	-	-	-

Balance as of September 30, 2018	19,304,921	$38,609	$(28,582,654)	$19,615,826	$175,602,568	$5,754,883	$172,429,232	$28,280,145	$200,709,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

d. RESTRICTED CASH

Restricted cash, current consists of bank deposits used to pledge bank acceptance notes and deposits for obtaining letters of credit from a local bank.

Restricted cash, non-current represents deposits guaranteed for construction projects.

The Company entered into credit agreements with commercial banks in China (“endorsing banks”) which agree to provide credit within stipulated limits. Within the stipulated credit limits, the Company can issue bank acceptance notes to its suppliers as payments for the purchases. In order to issue bank acceptance notes, the Company is generally required to make initial deposits or pledge notes receivable to the endorsing banks in amounts of certain percentage of the face amount of the bank acceptance notes to be issued by the Company. The cash in such accounts is restricted for use over the terms of the bank acceptance notes, which are normally three to six months. As of September 30, 2018 and December 31, 2017, restricted cash of $15,995,561 and $0, respectively, was used to pledge the bank acceptance notes.

The Company obtained letters of credit from Industrial Bank Co., Ltd., which agreed to provide guarantee that the Company would make timely payment to its sellers for any purchases. Deposits of $159,902 and $275,474, respectively, were required for this purpose as of September 30, 2018 and December 31, 2017.

The Company obtained letters of credit from China Zheshang Bank, which agreed to provide guarantee for the Company’s construction projects on land use rights at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Ruian City, Zhejiang Province, China. Deposits of $3,488,778 and $0, respectively, were required by China Zheshang Bank for this purpose during the construction period as of September 30, 2018 and December 31, 2017, and were included in restricted cash, non-current.

As of September 30, 2018, the Company had a bank deposit of $2,907,315 held as a guarantee for the loans obtained by Wenzhou Lichuang Automobile Parts Co., Ltd., a related party, from China Merchant Bank. Also see Note E for details.

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

f. BANK ACCEPTANCE NOTES FROM CUSTOMERS

Bank acceptance notes from customers, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties or repayments from related parties. Bank acceptance notes do not bear interest. As of September 30, 2018 and December 31, 2017, bank acceptance notes from customers in the amount of $91,703,928 and $95,914,724, respectively, were pledged to banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes for cash before the maturity of the notes and such discount fees are included in interest expenses in the accompanying unaudited consolidated statements of income (loss) and comprehensive income (loss).

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption, net cash used in investing activities was adjusted to exclude the change in restricted cash, resulting in a decrease of $4,871,113 in net cash used in investing activities in the amount previously reported for the nine months ended September 30, 2017. Restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company adopted this standard and evaluated the impact from the Tax Cut and Jobs Act pursuant to SAB 118, see Note N for further disclosures.

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

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU 2018-10 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. For the entities that have not adopted Topic 842,the effective date for this ASU are the same as those for ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2018-11 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

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

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang and Ningbo Ruili. As of September 30, 2018, the Company did not receive all the materials from Ningbo Ruili purchased during the three and nine months then ended. The unreceived purchases from the relate party are recorded as prepayments, current on the accompanying consolidated balance sheets.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Shanghai Tabouk, Ruian Kormee and Ruili Meilian.

The following related party transactions occurred during the three and nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$2,343,015	$1,449,946	$598,920	$989,679
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	1,996,094	1,085,483	582,998	401,132
Shanghai Dachao Electric Technology Co., Ltd.	866,382	55,230	489,695	-
Ruili MeiLian Air Management System (LangFang) Co., Ltd	5,786,608	3,613,415	812,202	1,373,241
Ruili Group Co., Ltd.	5,991,237	3,845,123	2,024,487	1,382,956
Ningbo Ruili Equipment Co., Ltd.	2,044,168	-	2,044,168	-
Wenzhou Lichuang Automobile Parts Co., Ltd.	11,251,687	-	3,706,795	-
Total purchases	$30,279,191	$10,049,197	$10,259,265	$4,147,008

SALES TO:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$8,086,219	$4,874,568	$2,271,413	$972,084
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	63,112	115,429	8,641	12,187
Ruili MeiLian Air Management System (LangFang) Co., Ltd	1,048,005	634,022	204,192	388,287
Ruili Group Co., Ltd.	12,570,554	7,855,143	6,494,382	900,859
Shanghai Tabouk Auto Components Co., Ltd.	1,229,651	-	355,331	-
Total sales	$22,997,541	$13,479,162	$9,333,959	$2,273,417

	As of September 30, 2018	As of December 31, 2017
	2018	2017
ADVANCES TO RELATED PARTIES

Ruili Group Co., Ltd.	49,372,965	5,711,605
Shanghai Ruili Real Estate Development Co., Ltd.	-	65,069,497
Kunshan Yuetu Real Estate Development Co., Ltd.	$-	$1,537,122

Total advances to related parties	$49,372,965	$72,318,224

	2018	2017
ACCOUNTS RECEIVABLE

Shanghai Tabouk Auto Components Co., Ltd	$1,506,254	$1,297,734
Total accounts receivable	$1,506,254	$1,297,734

PREPAYMENTS, CURRENT

Ningbo Ruili Equipment Co., Ltd.	$3,094,333	$999,527
Total prepayments, current	$3,094,333	$999,527

ACCOUNTS PAYABLE TO RELATED PARTIES

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	10,651,384	3,414,719
Shanghai Dachao Electric Technology Co., Ltd.	111,574	83,178
Ruili MeiLian Air Management System(LangFang)Co.,Ltd	2,682,174	1,993,787
Wenzhou Lichuang Automobile Parts Co., Ltd.	9,336,927	10,405,120
Total accounts payable to related parties	$22,782,059	$15,896,804

DUE TO RELATED PARTY

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$4,481,484	$1,572,963
Total due to related party	$4,481,484	$1,572,963

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group are non-interest bearing, unsecured, and due on demand and the advances to Shanghai Ruili and Kunshan Yuetu are due on demand, unsecured, and bear an interest rate of 5.22% per annum. The advances to Shanghai Ruili and Kunshan Yuetu were fully repaid as of September 30, 2018.

During the nine months ended September 30, 2018, the Company obtained loans of $311,692,664 in cash and $33,721,267 in the form of bank acceptance notes from related parties. Repayments in cash and bank acceptance notes to related parties totaled $334,470,193 and $5,846,083, respectively. In the same period, the Company advanced to its related parties in the total amount of $214,800,362 and received cash repayments from related parties amounted to $222,337,244. During the nine months ended September 30, 2017, the Company obtained loans of $93,191,843 in cash and $23,515,527 in the form of bank acceptance notes from related parties. Repayments in cash to related parties amounted to $113,071,629.

The Company entered into a lease agreement with Ruili Group. See Note O for more details.

During the nine months ended September 30, 2018, the Company made a bank deposit of $2,907,315 used as a guarantee for loans obtained by Wenzhou Lichuang from China Merchant Bank. The amount was included in restricted cash, current. Also see Note B.

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

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 69,000,000 (approximately $10,092,000) for the period from November 16, 2016 to January 16, 2018. The credit line was renewed on December 21, 2017 for a period of 12 months, and the guarantee was accordingly extended by the Company as of September 30, 2018 and will expire on December 20, 2018.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 180,000,000 (approximately $26,328,000) for the period from June 30, 2017 to June 30, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note K for more details.

NOTE F - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$176,566,068	$148,312,117
Less: allowance for doubtful accounts	(12,816,673)	(13,927,156)
Accounts receivable, net	$163,749,395	$134,384,961

No customer individually accounted for more than 10% of our revenues or accounts receivable for the nine months ended September 30, 2018 and 2017. The changes in the allowance for doubtful accounts on September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
Beginning balance	$13,927,156	$11,686,417
Add: Increase (Decrease) to allowance	(420,037)	1,474,872
Effects on changes in foreign exchange rate	(690,446)	765,867
Ending balance	$12,816,673	$13,927,156

NOTE G - INVENTORIES

On September 30, 2018 and December 31, 2017, inventories were consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$46,744,244	$27,657,266
Work-in-process	46,420,898	40,805,434
Finished goods	65,958,328	45,837,864
Less: write-down of inventories	-	-
Total inventories	$159,123,470	$114,300,564

NOTE H - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment were consisted of the following on September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Machinery	$127,444,462	$119,296,564
Molds	1,271,764	1,338,912
Office equipment	3,831,723	2,998,443
Vehicles	4,684,074	3,681,194
Buildings	18,573,731	20,127,148
Construction in progress	2,928,101	-
Leasehold improvements	462,419	486,834
Sub-Total	159,196,274	147,929,095

Less: Accumulated depreciation	(72,247,221)	(68,101,089)

Property, plant and equipment, net	$86,949,053	$79,828,006

Depreciation expense charged to operations was $8,399,291 and $6,353,494 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE I – LAND USE RIGHTS, NET

The balances for land use rights, net as of September 30, 2018 and December 31, 2017 are as the following:

	September 30,	December 31,
	2018	2017
Cost	$22,231,948	$15,477,081
Less: accumulated amortization	(986,049)	(564,947)

Land use rights, net	$21,245,899	$14,912,134

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

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. Prepayment of RMB 14.40 million (approximately $2.14 million) was made as down payment in 2017. During the nine months ended September 30, 2018, the Company paid additional amount of RMB 57.62 million (approximately $8.99 million). As of September 30, 2018, the purchase price of RMB 72.02 (approximately $11.13 million) was fully paid. As of the filing date, the title to the land use rights has not been transferred. The payments were included in prepayment, non-current as of September 30, 2018 on the accompanying consolidated balance sheets.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 42.54 million (approximately $6.43 million) was made during the nine months ended September 30, 2018. As of the filing date, the title to the land use rights has not been transferred. The payments were included in prepayment, non-current as of September 30, 2018 on the accompanying consolidated balance sheets.

Amortization expenses were $458,179 and $141,816 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE J - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Deferred tax assets – non-current

Allowance for doubtful accounts	$2,047,506	$2,137,837
Revenue (net of cost)	414,571	160,766
Unpaid accrued expenses	(16,874)	955,287
Warranty	1,104,744	986,534
Deferred tax assets	3,549,947	4,240,424
Valuation allowance	―	―
Net deferred tax assets – non-current	$3,549,947	$4,240,424

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE K – SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Secured	$141,375,325	$125,380,899
Unsecured	2,616,584	-
Total short term bank loans	$143,991,909	$125,380,899

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Zheshang Bank, China CITIC Bank, China Minsheng Bank, Industrial Bank Co., Ltd., Oversea-Chinese Banking Corporation Limited, Industrial and Commercial Bank of China, Huaxia Bank and China Construction Bank, respectively, to finance general working capital and acquire long-lived assets. Interest rate for the loans outstanding during the nine months ended September 30, 2018 ranged from 1.35% to 5.22% per annum. The maturity dates of the loans existing as of September 30, 2018 ranged from August 8, 2018 to November 16, 2019. As of September 30, 2018 and December 31, 2017, the Company’s accounts receivable of $76,540 and $5,472,169, respectively, were pledged as collateral under loan arrangements. The interest expenses for short-term bank loans, including discount fees, were $2,543,723 and $804,499 for the three months ended September 30, 2018 and 2017, respectively. The interest expenses for short-term bank loans, including discount fees, were $7,428,780 and $1,827,835 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, corporate or personal guarantees provided for those bank loans were as follows:

$5,557,517	Guaranteed by Ruili Group, a related party
$7,195,691	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$26,165,833	Pledged by HangZhou RuiLi Property Development Co.,Ltd, a related party, with its property. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.
$22,650,493	Pledged by Ruili Group, a related party, with its land use rights and properties
$16,571,694	Pledged by the Company with its bank acceptance notes
$58,146,296	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Xiaoping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$5,087,801	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Xiaoping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Guaranteed by Ruili Group, a related party

NOTE L - LONG TERM LOANS

	September 30, 2018	December 31, 2017
Aggregate outstanding principal balance	$42,280,413	$63,471,308
Less: unamortized debt issuance costs	(814,770)	(1,822,053)
Less: current portion	(22,147,109)	(24,266,031)
Non-current portion	$19,318,534	$37,383,224

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of $742,324. For the nine months ended September 30, 2018, the repayments of principal totaled $7,522,125.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash in the amount of $1,025,248. For the nine months ended September 30, 2018, the repayments of principal totaled $11,435,650.

The interest expenses for long term loans, including the amortization of debt issuance costs, were $787,831 for the three months ended September 30, 2018. The interest expenses for long term loans, including the amortization of debt issuance costs, were $2,785,901 for the nine months ended September 30, 2018.

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

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of September 30, 2018 and December 31, 2017, the Company recorded a deferred revenue liability of $63,615,939 and $43,087,473, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the nine months ended September 30, 2018 and 2017, the Company recognized $18,252,438 and $7,994,579, respectively, of deferred revenue included in the opening balances of deposits received from customers. The amounts were included in sales on the accompanying consolidated statements of income (loss) and comprehensive income (loss).

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

During the three months ended September 30, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of September 30, 2018, $1,763,678 was included in taxes payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in long-term taxes payable. As of the filing date, no transition tax payment has been made.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the nine months ended September 30, 2018.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the US and the PRC for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30
	2018	2017
US statutory income tax rate	21.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-35.00%
Impact of Tax Cuts and Jobs Act	41.71%	-
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-3.77%	-1.90%
Effects of expenses not deductible for tax purposes	2.30%	0.63%
Other items	0.92%	1.66%
Effective tax rate	56.15%	15.39%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. In the nine months ended September 30, 2018, there were late filing penalties of $100,000 that are recorded in the tax expenses. The provisions for income taxes for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	Nine Months Ended September 30
	2018	2017
Current	$14,454,243	$4,199,727
Deferred	520,739	25,677
Total	$14,974,982	$4,225,404

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

The lease expenses were $1,304,292 and $684,252 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE P - WARRANTY CLAIMS

Warranty claims were $2,507,487 and $2,261,311 for the nine months ended September 30, 2018 and 2017, respectively. Warranty claims are included in selling and distribution expenses on the accompanying consolidated statements of income (loss) and comprehensive income (loss). Accrued warranty expenses are included in the balances of accrued expenses on the accompanying consolidated balance sheet. The movement of accrued warranty expenses for the nine months ended September 30, 2018 was as follows:

Beginning balance at January 1, 2018	$6,576,895
Aggregate increase for new warranties issued during current period	2,507,487
Aggregate reduction for payments made and effect of exchange rate fluctuation	(1,719,421)
Ending balance at September 30, 2018	$7,364,961

NOTE Q – SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“Commercial Vehicle Brake Systems”). On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire a segment of the passenger vehicle auto parts business (“Passenger Vehicle Brake Systems”) of Ruili Group. As a result of this acquisition, the Company's product offerings were expanded to both commercial and passenger vehicles' brake systems and other key safety-related auto parts.

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

All of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Nine Months Ended September 30,
	2018	2017

NET SALES TO EXTERNAL CUSTOMERS

Commercial vehicles brake systems	$276,593,442	$223,937,534
Passenger vehicles brake systems	68,222,523	43,652,419

Net sales	$344,815,965	$267,589,953

INTERSEGMENT SALES

Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—

GROSS PROFIT

Commercial vehicles brake systems	$61,974,537	$61,485,066
Passenger vehicles brake systems	28,990,094	11,401,597
Gross profit	$90,964,631	$72,886,663

Selling and distribution expenses	37,154,745	22,877,889

General and administrative expenses	17,519,873	13,517,222

Research and development expenses	13,400,656	7,477,902

Other operating income, net	7,535,820	1,185,958

Income from operations	30,425,177	30,199,608

Interest income	2,847,299	38,175
Government grants	2,982,775	1,119,337
Other income	432,213	47,976
Interest expenses	(10,214,681)	(1,827,835)

Exchange differences	1,396,460	(1,193,897)
Other expenses	(1,200,920)	(343,024)

Income before income tax expense	$26,668,323	$28,040,340

CAPITAL EXPENDITURE

Commercial vehicles brake systems	$32,788,350	$30,791,780
Passenger vehicles brake systems	7,721,848	6,090,790

Total	$40,510,198	$36,882,570

DEPRECIATION AND AMORTIZATION

Commercial vehicles brake systems	$7,187,308	$5,538,902
Passenger vehicles brake systems	1,739,387	1,084,180

Total	$8,926,695	$6,623,082

	September 30, 2018	December 31, 2017

TOTAL ASSETS
Commercial vehicles brake systems	$573,980,044	$492,348,129
Passenger vehicles brake systems	126,166,387	89,967,813

Total	$700,146,431	$582,315,942

	September 30, 2018	December 31, 2017

LONG LIVED ASSETS
Commercial vehicles brake systems	$118,210,297	$106,779,681
Passenger vehicles brake systems	25,983,771	19,512,076

Total	$144,194,068	$126,291,757

NOTE R – CONTINGENCIES

(1)	In May 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement with Ruili Group, pursuant to which the Company agreed to exchange the land use rights and factory facilities located at No. 1169 Yumeng Road, Ruian Economic Development Zone, Ruian City, Zhejiang Province, China (the “Dongshan Facility”), purchased in 2007 from Ruili Group, plus RMB 501.00 million (approximately $76.50 million) in cash for the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Ruian Economic Development Zone, Ruian City, Zhejiang Province, China (the “Development Zone Facility”). As of the filing date, the Company hasn’t obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(2)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use right certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(3)	The information of lease commitments is provided in Note O.

(4)	The information of guarantees and assets pledged is provided in Note E.

NOTE S – SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans in an aggregate amount of $119,273,000 from Bank of China, Industrial Bank Co., Ltd., China CITIC Bank, China Minsheng Bank, Agricultural Bank of China, and China Zheshang Bank. Interest rate for those loans range from 4.39% to 5.44% per annum. The maturity dates of the loans existing as of the filing date ranged from October 22, 2018 to November 6, 2019. The Company continuously pledged bank acceptance notes to obtain loans from China Zheshang Bank.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $70,297,000 to Bank of China, Agricultural Bank of China, China Minsheng Bank, and China Zheshang Bank.

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

RESULTS OF OPERATIONS

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	(U.S. dollars in millions)

Commercial Vehicle Brake Systems	$89.0	82.0%	$85.3	84.2%
Passenger Vehicle Brake Systems	$19.6	18.0%	$16.0	15.8%

Total	$108.6	100.0%	$101.3	100.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	(U.S. dollars in millions)

Commercial Vehicle Brake Systems	$276.6	80.2%	$223.9	83.7%
Passenger Vehicle Brake Systems	$68.2	19.8%	$43.7	16.3%

Total	$344.8	100.0%	$267.6	100.0%

The sales were $108.6 million and $101.3 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $7.3 million or 7.2%. The sales were $344.8 million and $267.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $77.2 million or 28.9%. The increase was mainly due to the increased sales of commercial vehicle brake systems.

The sales from Commercial Vehicle Brake Systems increased by $3.7 million or 4.4%, to $89.0 million for the third fiscal quarter of 2018, compared to $85.3 million for the same period of 2017. The sales from Commercial Vehicle Brake Systems increased by $52.7 million or 23.5%, to $276.6 million for the nine months ended September 30, 2018, compared to $223.9 million for the nine months ended September 30, 2017. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from Passenger Vehicle Brake Systems increased by $3.6 million or 22.5%, to $19.6 million for the third fiscal quarter of 2018, compared to $16.0 million for the same period of 2017. The sales from Passenger Vehicle Brake Systems increased by $24.5 million or 56.3%, to $68.2 million for the nine months ended September 30, 2018, compared to $43.7 million for the same period of 2017. The increase was mainly due to the increase of passenger vehicle market.

A breakdown of the sales revenue for these markets for the third fiscal quarter of the 2018 and 2017, respectively, is set forth below:

	Three Months Ended September 30, 2018	Percent of Total Sales	Three Months Ended September 30, 2017	Percent of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$50.3	46.3%	$50.5	49.8%	-0.4%
China Aftermarket	$36.4	33.6%	$31.5	31.1%	15.7%
International market	$21.8	20.1%	$19.3	19.1%	13.1%
Total	$108.6	100.0%	$101.3	100.0%	7.2%

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the nine months ended September 30, 2018 and 2017, respectively, is set forth below:

	Nine Months Ended September 30, 2018	Percent of Total Sales	Nine Months Ended September 30, 2017	Percent of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$164.7	47.8%	$141.8	53.0%	16.2%
China Aftermarket	$117.3	34.0%	$72.3	27.0%	62.3%
International market	$62.7	18.2%	$53.5	20.0%	17.2%
Total	$344.8	100.0%	$267.6	100.0%	28.8%

Considering the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market decreased by $0.2 million or 0.4%, to $50.3 million for the third fiscal quarter of 2018, compared to $50.5 million for the same period of 2017. Our sales to the Chinese OEM market increased by $22.9 million or 16.2%, to $164.7 million for the nine months ended September 30, 2018, compared to $141.8 million for the same period of 2017.

Our sales to the China aftermarket increased by $4.9 million or 15.7%, to $36.4 million for the third fiscal quarter of 2018, compared to $31.5 million for the same period of 2017. Our sales to the China aftermarket increased by $45.0 million or 62.3%, to $117.3 million for the nine months ended September 30, 2018, compared to $72.3 million for the same period of 2017. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $2.5 million or 13.1%, to $21.8 million for the third fiscal quarter of 2018, as compared to $19.3 million for the same period of 2017. Our export sales increased by $9.2 million or 17.2%, to $62.7 million for the nine months ended September 30, 2018, as compared to $53.5 million for the same period of 2017. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2018 were $82.2 million, an increase of $8.2 million or 11.1% from $74.0 million for the three month period ended September 30, 2018. Cost of sales for the nine months ended September 30, 2018 were $253.9 million, an increase of $59.1 million or 30.4% from $194.7 million for the same period of 2017.

Our gross profit decreased by 3.5% from $27.3 million for the period of 2017 to $26.3 million for the three month period ended September 30, 2018. Our gross profit increased by 24.8% from $72.9 million for the period of 2017 to $91.0 million for the three month period ended September 30, 2018.

Gross margin decreased to 24.3% from 26.9% for the three month period ended September 30, 2018 compared with 2017. Gross margin decreased to 26.4% from 27.2% for the nine months ended September 30, 2018, as compared with the same period of 2017. The decrease was mainly due to the price increase of the raw materials and our further price promotion to strengthen our competitiveness and increase our market share for the nine months ended September 30, 2018. We intend to focus in 2018 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended September 30, 2018 were $69.8 million, an increase of $7.9 million or 12.8% from $61.9 million for the same period of 2017. Cost of sales from Commercial Vehicle Brake Systems for the nine months ended September 30, 2018 were $214.6 million, an increase of $52.2 million or 32.1% from $162.5 million for the same period of 2017. The gross profit from Commercial Vehicle Brake Systems decreased by 17.9% from $23.4 million for three month period ended September 30, 2017 to $19.2 million for the three month period ended September 30, 2018. The gross profit from Commercial Vehicle Brake Systems increased by 0.8% from $61.5 million for the nine months ended September 30, 2017 to $62.0 million for the nine months ended September 30, 2018. Gross margin from Commercial Vehicle Brake Systems decreased to 21.6% from 27.4% for the three months period ended September 30, 2017 compared to the three months period ended September 30, 2018. Gross margin from Commercial Vehicle Brake Systems decreased to 22.4% from 27.5% for the nine months ended September 30, 2018 compared with the same period of 2017.

Cost of sales from Passenger Vehicle Brake Systems for the three months period ended September 30, 2018 were $12.5 million, an increase of $0.4 million or 3.3% from $12.1 million for the three month period ended September 30, 2017. Cost of sales from Passenger Vehicle Brake Systems for the nine months ended September 30, 2018 were $39.2 million, an increase of $7.0 million or 21.6% from $32.3 million for the same period of 2017. The gross profit from Passenger Vehicle Brake Systems increased by 82.1% from $3.9 million for the three month period ended September 30, 2017 to $7.1 million for the three month period ended September 30, 2018. The gross profit from Passenger Vehicle Brake Systems increased by 154.3% from $11.4 million for the nine months ended September 30, 2017 to $29.0 million for the same period of 2018. Gross margin from Passenger Vehicle Brake Systems increased to 36.3% for the three months ended September 30, 2018, as compared to 24.4% for the three months period ended September 30, 2017. Gross margin from Passenger Vehicle Brake Systems increased to 42.5% for the nine months ended September 30, 2018, as compared to 26.1% for the same period in 2017.

Selling and Distribution Expenses

Selling and distribution expenses were $13.2 million for the three months ended September 30, 2018, as compared to $8.3 million for the same period of 2017, an increase of $4.9 million or 58.9%. Selling and distribution expenses were $37.2 million for the nine months ended September 30, 2018, as compared to $22.9 million for the same period of 2017, an increase of $14.3 million or 62.4%. The increase was mainly due to increased freight expense and packaging expenses.

As a percentage of sales revenue, selling expenses increased to 12.1% for the three months ended September 30, 2018, as compared to 8.2% for the same period in 2017. As a percentage of sales revenue, selling expenses increased to 10.8% for the nine months ended September 30, 2018, as compared to 8.5% for the same period in 2017.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended September 30, 2018, as compared to $4.8 million for the same period of 2017, an increase of $0.3 million or 6.1%. General and administrative expenses were $17.5 million for the nine months ended September 30, 2018, as compared to $13.5 million for the same period of 2017, an increase of $4.0 million or 29.6%. The increase was mainly due to the increase in employee salaries for the nine months ended September 30, 2018.

As a percentage of sales revenue, general and administrative expenses was 4.7% for the three months ended September 30, 2018, as compared to 4.7% for the same period in 2017. As a percentage of sales revenue, general and administrative expenses was 5.1% for the nine months ended September 30, 2018, as compared to 5.1% for the same period in 2017.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2018, research and development expenses were $4.5 million, as compared to $2.9 million for the same period of 2017, an increase of $1.5 million. For the nine months ended September 30, 2018, research and development expenses were $13.4 million, as compared to $7.5 million for the same period of 2017, an increase of $5.9 million.

Other Operating Income

Other operating income was $3.0 million for the three months ended September 30, 2018, as compared to $0.5 million for the three months ended September 30, 2017, an increase of $2.5 million. Other operating income was $7.5 million for the nine months ended September 30, 2018, as compared to $1.2 million for the nine months ended September 30, 2017, an increase of $6.3 million. The increase was mainly due to an increase in sales of raw material scrap.

Depreciation and Amortization

Depreciation and amortization expense was $3.1 million for the three months ended September 30, 2018, compared with that of $2.4 million for the same period of 2017. Depreciation and amortization expenses increased to $8.9 million for the nine months ended September 30, 2018, compared with that of $6.6 million for the same period of 2017, an increase of $2.3 million. The increase was mainly due to some new addition in PPE and the purchase of land after September 30, 2018.

Interest income

The interest income for the three months ended September 30, 2018, increased to $0.5 million from $0.02 million for the same period of 2017. The interest income for the nine months ended September 30, 2018, increased to $2.8 million from $0.04 million for the same period of 2017, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the three months ended September 30, 2018, increased to $3.3 million from $0.8 million for the same period of 2017. The interest expenses for the nine months ended September 30, 2018, increased to $10.2 million from $1.8 million for the same period of 2017, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

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

During the three months ended September 30, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future. As of September 30, 2018, $1,763,678 was included in taxes payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in long-term taxes payable. As of the filing date, no transition tax payment has been made.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government's "High-Tech Enterprise" designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the nine months ended September 30, 2018.

Income tax expense was $12.1 million for the three months ended September 30, 2018, as compared to $1.6 million for the three months ended September 30, 2017. Income tax expense was $15.0 million for the nine months ended September 30, 2018, as compared to $4.2 million for the nine months ended September 30, 2017.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $0.6 million and $1.0 million for the third fiscal quarter ended September 30, 2018 and 2017, respectively. Net income attributable to non-controlling interest in subsidiaries amounted to $2.3 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended September 30, 2018, decreased by $14.2 million, to $5.6 million net loss from $8.6 million net income for the fiscal quarter ended September 30, 2017 due to the factors discussed above. The net income attributable to stockholders for the nine months ended September 30, 2018, decreased by $12.0 million, to $9.4 million from $21.4 million for the nine months ended September 30, 2017 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended September 30, 2018 and 2017, were $(0.29) and $0.44, respectively. EPS, both basic and diluted, for the nine months ended September 30, 2018 and 2017, were $0.49 and $1.11, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and cash equivalents of $40.2 million, as compared to cash and cash equivalents of $4.6 million as of December 31, 2017. The Company had working capital of $85.0 million on September 30, 2018, as compared to working capital of $111.4 million on December 31, 2017, reflecting current ratios of 1.2:1 and 1.3:1, respectively.

OPERATING - Net cash provided by operating activities was $81.2 million for nine months ended September 30, 2018, an increase of $66.2 million, as compared with $15.0 million of net cash provided in operating activities in the same period in 2017. Such change was primarily due to the increased cash inflow resulted by changes in accounts payable and bank acceptance notes to vendors.

INVESTING - During the nine months ended September 30, 2018, the Company expended net cash of $33.0 million in investing activities mainly for mainly for acquisition of property, equipment, land use right, and intangible assets. For the nine months ended September 30, 2017, the Company expended net cash of $48.8 million in investing activities.

FINANCING - During the nine month period ended September 30, 2018, the net cash used in financing activities was $8.1 million. For the nine months ended September 30, 2017, the net cash provided by financing activities was $28.1 million. Such decrease was primarily due to the repayments to related parties and repayments of long term loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2018, we had no material changes outside the ordinary course of business in our contractual obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of September 30, 2018, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 14, 2018	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang
Name: Xiao Ping Zhang
Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Zong Yun Zhou
Name: Zong Yun Zhou
Title: Chief Financial Officer (Principal Accounting Officer)

