Form 10-K
period 2018-12-31
SORL Auto Parts Inc
filed 2019-04-01
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended - December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from

Commission file number 000-11991

SORL AUTO PARTS, INC.

(Name of Registrant in Its Charter)

DELAWARE	30-0091294
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

NO. 2666 KaiFaqu Avenue,

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

State registrant’s revenues for its most recent fiscal year December 31, 2018: $468,049,906.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2018, the value was approximately $37.1 million.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares as of April 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, which is expected to be filed no later than 120 days after December 31, 2018, are incorporated by reference into Part III Items 10, 11, 12, 13 and of this report.

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

i

ii

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese individual investor. The new joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. Fairford holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese individual investor holds a 10% interest. SIH is primarily devoted to expanding SORL’s international sales network in the Asia-Pacific region and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese individual investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

STRATEGIC PLAN

With the implementation of the Chinese IV Emission Standard, large quantities of used vehicles could not reach the standard requirements and were determined to be replaced, which contributed to substantial increase in auto parts sales for 2018. Additionally, in 2018, the Chinese government strictly enforced the rule that vehicles must not be overloaded above weight limits, which resulted in higher demands in new vehicles that are capable of loading larger weight limits. The higher demands lead to increased sales in auto parts. In 2019, the Company expects the aforementioned law enforcements of emission standards and weight limits will continue to boost the needs in auto parts until demands of new vehicles are saturated. In 2019, the Chinese Central Government will still strengthen the actions to control the excess emission of the diesel vehicle and also include the New Energy Vehicle development as one of its essential works. Based on the above analysis, the management projects the commercial vehicle market will have a slight increase in 2019. In 2019, our strategic plan includes these elements:

●	Enhance the development of new energy products. The management projects that the New Energy Vehicle market will have a moderate growth in 2019.

●	Improve manufacturing technology and further computerize our manufacturing processes. We plan to continue improving our manufacturing process to enhance product quality. We believe that improvement of manufacturing technology will further automate and streamline our manufacturing processes, which could ultimately eliminate human errors, increase manufacturing efficiency, lower production costs and at the same time ensure consistent quality of our products.

THE COMPANY’S PRODUCTS

Through the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related auto parts in China and internationally. Our products are mainly used in the braking systems of different types of commercial vehicles, passenger vehicles and railway transportation vehicles, including an extensive range of products covering 140 categories and over 2,000 specifications in automotive brake systems. Automotive brake systems and other key safety related auto parts are essential components to ensure driving safety.

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

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufactures (“CAAM”) in 2018, China currently is still the world’s biggest automotive market and continued to expand, 2018 is lower than 2017. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

According to the statistics published by the CAAM in 2018, China’s automobile output and sales volume were 27.81 million units and 28.08 million units, respectively, representing decreases of 4.16% and 2.76% respectively comparing to 2018. The output and sales volume of commercial vehicles increased by 1.69% to 4.28 million units and 5.05% to 4.37 million units, respectively.

The Chinese auto parts industry is highly fragmented. Management believes that the future development areas of China’s auto parts industry will likely include:

●	To keep pace with the rapid development of new automobile technologies.

●	To meet the requirements of increasingly demanding OEM customers, such as zero defects, and cost reduction.

●	To partner with OEM customers in the entire process from product design, development and production to cost control, quality control and final delivery.

●	To restructure the industry and form large auto parts manufacturing groups which will enhance the overall competitiveness of Chinese auto parts manufacturers when competing with leading international manufacturers.

MARKETS AND CUSTOMERS

We strengthened our sales and marketing efforts in 2018. The sales person headcounts for Chinese sales and international sales were 149 and 73, respectively. Products are sold under the “SORL” trademark, which we licensed on a royalty free basis from Ruili Group. The Company renewed the license from Ruili Group in 2012 which currently expires in 2022. We have an agreement with Ruili Group that the term of the license will be extended beyond 2022 as long as the registration for the trademark is renewed.

In general, The Company’s sales can be divided into three segments: Chinese OEM Market, Chinese Aftermarket, and International Market. The above identified markets account for approximately 50.5%, 31.4% and 18.1%, respectively, of the Company’s annual sales for 2018.

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

The table below presents comparative information for 2018 and 2017 of the Company’s top five OEM customers.

Ranking	Customer	% of 2018 Sales	Customer	% of 2017 Sales

1	FAW Jiefang Qingdao Automotive Co., Ltd.	4.5%	FAW Jiefang Automotive Co., Ltd.	5.0%
2	FAW Jiefang Automotive Co., Ltd.	4.0%	FAW Jiefang Qingdao Automotive Co., Ltd.	3.5%
3	Dongfeng Dena Axle Co., Ltd.	3.2%	Shaanxi Heavy Duty Automobile Co., Ltd.	3.3%
4	Shaanxi Heavy Duty Automobile Co., Ltd.	2.7%	Dongfeng Dena Axle Co., Ltd.(Shi Yan)	1.8%
5	Shaanxi Hande Axle Co., Ltd.	2.3%	Beijing Foton Daimler Automotive Co., Ltd.	1.8%

We continue to expand our business with FAW Group, Dongfeng Motor Co., Ltd, and Shaanxi Heavy Duty Automobile Co., Ltd, which ranked in the top ten highest sales commercial vehicle manufacturers in China during 2018. The Company is a “core supplier” to the FAW Group, and a strategic partner with both Beiqi Foton Motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements).

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

International Market - With decline in the truck production and currency depreciation in some countries in 2018, our export sales in 2018 increased comparing to 2017. Our strategies in the export market include the following:

●	We focus on both the international aftermarket and OEM customers at the same time.

●	The Company also actively participates in international trade shows including more than ten international exhibitions such as Automechanika in Frankfurt, Equip Auto in Paris, Automotive Aftermarket Products Expo in Las Vegas, Automechanika Middle East in Dubai and China Import and Export Fair in Guangzhou, to attract new customers and new orders.

●	In December 2015, we divested all of our equity interest in SORL International Holding, Ltd., a joint venture we formed in 2009 in Hong Kong. Going forward, we plan to distribute our products in the Asia-Pacific region primarily through our in-house sales teams.

●	The Company strives to create a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. The Company presently has international sales centers in the United Arab Emirates (“UAE”), the United States of America (“USA”), and Europe. They carry out localization strategies to meet the different market demands and to strengthen service support.

In 2018, our export sales accounted for 18.1% of total revenue. Products are exported to more than 104 countries and regions in the world. The table below presents comparative information for 2018 and 2017 of the Company’s top five international customers.

Ranking	Country	Customer Name	% of 2018 Sales	Country	Customer Name	% of 2017 Sales

1	USA	SAP	2.9%	USA	SAP	2.4%
2	India	HISHIKHA OVERSEAS	1.1%	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.0%
3	BRAZIL	SCHULZ	0.9%	India	HISHIKHA OVERSEAS	1.0%
4	BRAZIL	LNG	0.8%	USA	Alltech Auto	0.8%
5	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	0.7%	BRAZIL	SCHULZ	0.8%

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

We believe the Company has the following competitive advantages:

●	Brand Name: As one of China’s largest (by sales volume) commercial vehicle air brake systems manufacturer, our “SORL” brand is known nationwide. SORL was awarded as the “Well-Known Brand” issued by Chinese State Administration of Industry and Commerce.

●	Technology: We take technological innovation and leadership as the critical path to enhance our core competence. Our technology center includes a laboratory specializing in the research of automotive brake controlling technologies and development of air brake system products. We have also established a new state-of-the-art testing center in 2014, which strengthened our testing capability.

●	Product Development: Because our management has the belief that our products ultimately define our success, we continue to increase our budget for research and development activities. Through our international sales offices in the US, the Middle East and Europe we are able to promptly collect information about current trends in automotive technologies, which in turn is applied to our new product development and used to enhance our ability to provide domestic OEMs with advanced products. In addition, our software systems and strict implementation of ISO/TS16949 standards in the development process greatly shorten our development lead time and improve new product quality. The Company has developed its own independent intellectual property embedded in its air brake spring chambers. The spring chamber’s structure, performance, and quality have made it one of the Company’s key products and it enjoys a great deal of success among domestic auto manufacturers.

●	China Sales Networks: We have 56 authorized distributors covering seven regions in China. We help train their salesperson and improve their service quality. These authorized distributors in turn distribute “SORL” products through over 2,000 sub-distributors throughout China.

International Competition - In the international market, our largest competitors are Wabco Holdings, Inc. and Knorr-Bremse Group. While management believes our current advantage over Wabco Holdings, Inc. and Knorr-Bremse Group is our lower pricing, management also believes that the Company’s product quality and brand awareness are improving. Our competitive advantages over other competitors in the global market are:

●	Performance-Cost Ratio: Our products enjoy lower production costs due to the low labor costs in China. The Company’s technology and manufacturing improvements have strengthened and our products’ performance-cost ratio is increasing.

●	Quick Adaptation to Local Markets: Through our international sales channels in the U.S., the Middle East and Europe, we have been able to timely respond to local market needs.

●	Diversified Auto Products: In addition to braking system products for commercial vehicles, we also produce key safety products for passenger vehicles and braking system products for railway vehicles. This integrated product offering helps reduce customers’ transaction costs and incentives the customers to purchase such products from us.

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2018, we had 556 technical staff members, 235 of whom possess Engineer or Senior Engineer qualifications. Our technical staff are divided as follows: 39 for information technology, 316 for new product development and design techniques, 46 for measurement and testing, and the remaining 155 for quality control and quality check.

Besides our own technical force, we also have cooperation arrangements with leading universities in the automotive engineering field, including:

●	In 2010, SORL created two new post-doctoral research programs. The first program is a partnership with the Automobile Institute of Jilin University. This program was established to conduct research on the recovery of electric vehicle braking energy. The second program is a partnership with the Beijing University of Technology. This program was established to conduct researches on die-casting aluminum oxide film onto auto parts.

●	We have contracts with both Tongji University at Shanghai and Harbin Institute of Technology for co-development of electronically controlled braking systems and automotive master cable technology.

●	We have contracts with both Tsinghua University E-Tech Technology Co., Ltd. and Zhejiang University for information technology projects, including the development of application software for product design innovation and production management.

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

Patented Technologies

We continue to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 745 issued patents and 870 patent applications worldwide.

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

During 2018, the Company did not make any material capital expenditures relating to environmental compliance.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally supplied from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2018, our three largest suppliers were Shanghai Shougang Steel Trading Co., Ltd., Shanghai Bao Steel Trading Co., Ltd., and Nanjing Iron & Steel Co., Ltd. which together accounted for 9.5% of the total purchase. None of the suppliers accounted for more than 10% of the total purchases.

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

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with a GDP growth rate for 2016, 2017 and 2018, of 6.7%, 6.9% and 6.6%, respectively.

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

Economic Reform Issues

Although the Chinese government controls many productive assets in China, in the past several years the government has implemented economic reform measures which emphasize decentralization and encourage private economic activities. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

●	We will be able to capitalize on economic reforms;

●	The Chinese government will continue its pursuit of economic reform policies;

●	The economic policies, even if pursued, will be successful;

●	Economic policies will not be significantly altered from time to time; and

●	Business operations in China will not become subject to the risk of nationalization.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 6,459 employees, all of whom are employed full time and are grouped as follows: 556 technical staffs and quality control and quality check, 222 sales and marketing staffs, 5,547 production workers and 134 administrative staffs. There are employment agreements with all of the employees. We believe that the employment contracts with all our employees comply with relevant laws and regulations of China. We are not subject to any collective bargaining agreement.

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

Management of the Joint Venture

Pursuant to the terms of the Joint Venture Agreement, the board of directors of the Joint Venture consists of three directors. We have the right to designate two members of the board of directors and the Ruili Group has the right to designate one member. We also have the authority to appoint the Chairman of the board of directors. The majority of the board of directors is vested with the authority with respect to operating matters. As a result, we maintain operating control over the Joint Venture. However, at this time, three of the directors of the Joint Venture, Messrs. Xiao Ping Zhang, Xiao Feng Zhang and Ms. Shu Ping Chi, are also directors of us and the founders and executives of the Ruili Group, and therefore there is limited independence between the two entities. The term of the Joint Venture has got permission to be Long-Term effective from the Government on March 2018.

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

Although no customer individually accounted for more than 10% of our revenues for the year ended December 31, 2018, our three largest customers accounted for approximately 11.7% and 11.8% of our revenues in 2018 and 2017, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if one or more major customers stop purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property rights effectively which may be difficult particularly in China.

The success of our business depends on the legal protection of the intellectual property rights we hold. As of the fiscal year ended December 31, 2018, we own 745 patents and additional 870 under applications. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and/or know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our normal business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

Integrating an acquired company is a complex, distracting, time consuming and potentially expensive process. The successful integration of an acquisition target would require us to:

●	integrate and retain key management, sales, research and development, and other personnel;

●	incorporate the acquired products or capabilities into ours from engineering, sales and marketing perspectives;

●	coordinate research and development efforts;

●	integrate and support pre-existing supplier, distribution and customer relationships; and

●	Consolidate duplicate facilities and functions and combine administrative, accounting and order processing and supporting functions.

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

The automobile parts industry is highly competitive. Factors considered by our customers and potential customers include:

●	Quality;

●	Price/cost competitiveness;

●	Product performance;

●	Reliability and timeliness of delivery;

●	New product and technology development capability;

●	Degree of global and local presence;

●	Effectiveness of customer service; and

●	Overall management capability.

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

In 2018, approximately 49.5% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. Longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

If a third party claims that we infringe its patents, any of the following may occur:

●	We may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

●	A court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

●	We may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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

Although the Chinese government controls many productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activities. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

●	We will be able to capitalize on economic reforms;

●	The Chinese government will continue its pursuit of economic reform policies;

●	The economic policies, even if pursued, will be successful;

●	Economic policies will not be significantly altered from time to time; and

●	Business operations in China will not become subject to the risk of nationalization.

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

Risks Related to Our Common Stock

The market price for our common stock may be volatile, which could result in a complete loss of your investment.

The market price for our common stock may be volatile, in response to factors, such as:

●	actual or anticipated fluctuations in our quarterly operating results;

●	announcements of new products by us or our competitors;

●	changes in financial forecasts by securities analysts;

●	changes in the economic performance or market valuations of other companies involved in the production of automotive parts;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	intellectual property or other litigation; and

●	changes in conditions in the automotive market, including change in macroeconomic conditions or other development in the market, especially in China.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, holding approximately 47.1%, 5.9% and 5.9% respectively, of the Company’s outstanding common stock as of December 31, 2018. As a result, these stockholders collectively are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

On April 18, 2006, our shares of common stock began trading on the Nasdaq Capital Market under the symbol “SORL”. Subsequently, our shares of common stock began trading on the Nasdaq Global Market on November 21, 2006 under the symbol “SORL”. High and low sales prices per share of our common stock as reported on Nasdaq for each quarter ended during 2018 and 2017 are as follows:

Quarter Ended	Low	High

2018
First Quarter	$5.76	$7.42
Second Quarter	3.95	7.09
Third Quarter	4.08	5.42
Fourth Quarter	1.88	4.15

2017
First Quarter	$2.68	$4.25
Second Quarter	3.59	9.74
Third Quarter	3.70	8.70
Fourth Quarter	3.75	8.45

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Stockholders

As of March 31, 2018, we had approximately 575 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

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

As a result of the foregoing, through Fairford’s 90% interest in the Joint Venture, the Company manufactures and distributes automotive brake systems and other key safety related components in China and internationally for use primarily in different types of vehicles, such as trucks and buses. There are 140 categories of valves with over 2,000 different specifications. Management believes that it is the largest manufacturer of automotive air brake systems for commercial vehicles in China.

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR, a Hong Kong-based global auto parts distribution specialty firm and an unaffiliated Taiwanese individual investor. The new joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. Fairford holds a 60% interest in SIH, MGR holds a 30% interest, and the Taiwanese individual investor holds a 10% interest. SIH is primarily devoted to expand SORL’s international sales network in the Asia-Pacific region and create a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese individual investor for US$77 (HK$600), and the share transfer was approved by the Hong Kong authorities on January 14, 2016. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

On August 31, 2010, the Company, through the Joint Venture, executed an Agreement to acquire the assets of the hydraulic brake, power steering, and automotive electrical operations of the Ruili Group (the “Seller”, a related party under common control). As a result of this acquisition, the Company’s product offerings expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts. The purchase price was RMB 170 million, or approximately US$25 million. The transaction was accounted for using the book value of assets acquired, consisting primarily of machinery and equipment, inventory, accounts receivable and patent rights, used or usable in connection with the acquired segment of the auto parts business of the Seller. The Company purchased the machinery and equipment, inventory, accounts receivable at book values of approximately US$8.0 million, US$8.0 million and US$5.2 million, respectively. The Company did not acquire any of the assets of the Seller other than those in the segment of Seller’s business described above. The excess of consideration over the carrying value of net assets received has been recorded as a decrease in the additional paid-in capital of the Company.

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

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in an amount of $587,821. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future. As of December 31, 2018, $2,451,499 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current. As of the filing date, no transition tax payment has been made.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. We elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2018.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the year ended December 31, 2018.

Revenue Recognition

The Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) effective January 1, 2018. The Company has chosen to use the full retrospective transition method, under which it is required to revise its consolidated financial statements for the year ended December 31, 2017 as well as any applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

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

RESULTS OF OPERATIONS

Revenue

The year ended December 31, 2018 as compared to the year ended December 31, 2017:

	Years Ended December 31,
Sales	2018	Percent of Total sales	2017	Percent of Total sales
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$386.2	82.5%	$330.2	84.6%
Passenger vehicle brake systems, etc.	$81.9	17.5%	$60.3	15.4%

Total	$468.0	100.0%	$390.5	100.0%

Total sales were $468.0 million and $390.5 million for the years ended December 31, 2018 and 2017, respectively, representing an increase of $77.5 million or 19.9% year over year. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM market and international market.

The sales from commercial vehicle brake systems increased by $56.0 million or 17.0%, to $386.2 million for the year ended December 31, 2018, compared to $330.2 million for the year ended December 31, 2017. The sales from passenger vehicle brake systems increased by $21.6 million or 35.7%, to $81.9 million for the year ended December 31, 2018, compared to $60.3 million for the year December 31, 2017. Our high quality, low cost products continued to generate higher sales and further penetrated into the vehicle market, which impacted the sales of the vehicle brake systems.

A breakdown of sales revenue for our three principal markets, Chinese OEM market, Chinese Aftermarket and International Market, in 2018 and 2017 is as follows:

	Years Ended December 31,
		Percent of		Percent of	Percentage
	2018	Total sales	2017	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$236.1	50.5%	$204.4	52.3%	15.5%
China Aftermarket	$147.0	31.4%	$114.1	29.2%	28.8%
International market	$84.9	18.1%	$72.0	18.5%	17.9%

Total	$468.0	100.0%	$390.5	100.0%	19.9%

With the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by $31.7 million or 15.5%, to $236.1 million in 2018, from $204.4 million in 2017.

Our sales to the Chinese aftermarket increased by $32.9 million or 28.8%, to $147.0 million for the year of 2018, compared to $114.1 million for the year of 2017. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales increased by $12.9 million or 17.9%, to $84.9 million for the year of 2018, as compared to $72.0 million for the year of 2017. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2018 increased to $345.5 million from $286.3 million for the year ended December 31, 2017, an increase of $59.2 million, or 20.7%.

Gross profit for the year ended December 31, 2018, increased by $18.3 million or 17.6% to $122.5 million from $104.2 million for the year ended December 31, 2017, as a result of the increased sales.

Gross margin decreased to 26.2% in 2018 from 26.7% in 2017. To strengthen our competitiveness and increase our market share, we would enhanced the price promotion in the 2019.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2018 were $289.7 million, an increase of $48.9 million or 20.3%, from $240.8 million for the year ended December 31, 2017. The gross profit from commercial vehicle brake systems increased by 7.9% to $96.5 million for the year ended December 31, 2018 from $89.4 million for the year of 2017. Gross margin from commercial vehicle brake systems decreased to 25.0% for the year ended December 31, 2018 from 27.1% in 2017. To strengthen our competitiveness and increase our market share, we started the price promotion in the aftermarket and international market for the year ended December 31, 2018.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2018 were $55.8 million, an increase of $10.3 million or 22.6% from $45.5 million for the year ended December 31, 2017. The gross profit from passenger vehicle brake systems increased by 75.7% to $26.0 million for the year of 2018 from $14.8 million for the year of 2017. Gross margin from passenger vehicle brake systems increased to 31.8% for the year ended December 31, 2018 from 24.6% in 2017. We intend to focus in 2019 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us increase our gross profit margins.

Selling Expenses

Selling expenses were $55.2 million for the year ended December 31, 2018, as compared to $39.1 million for the year ended December 31, 2017, an increase of $16.1 million or 41.2%. The increase was mainly due to increased freight expense and packaging expenses as well as increased compensation for sales employees with the increase in sales. As a percentage of sales revenue, selling expenses increased to 11.8% for the year ended December 31, 2018, as compared to 10.0% for the same period in 2017.

General and Administrative Expenses

General and administrative expenses were $26.9 million for the year ended December 31, 2018, as compared to $22.0 million for the year ended December 31, 2017, an increase of $4.9 million or 22.3%. The increase was mainly due to the increased sales. As a percentage of sales revenue, general and administrative expenses increased to 5.8% for the year ended December 31, 2018, as compared to 5.6% for the same period in 2017.

Research and Development Expense

Research and development expense was $16.4 million for the year ended December 31, 2018, as compared with $11.0 million for the year ended December 31, 2017, an increase of $5.4 million or 48.7%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and developing electronically controlled products.

Other Operating Income

For the year ended December 31, 2018, other operating income was $10.1 million compared with $3.0 million for the year ended December 31, 2017, an increase of $7.1 million or 233.0%. The increase was due to an increase in sales of raw material scrap for the year ended December 31, 2018.

Depreciation and Amortization

Depreciation and amortization expense increased to $11.9 million for the year ended December 31, 2018, compared with depreciation and amortization expense of $9.3 million for the year ended December 31, 2017. The increase in depreciation and amortization expense was due to the higher acquisitions of plant, property, equipment and land use rights.

Interest Income

The interest income for the year ended December 31, 2018, increased to $6.1 million from $0.2 million for the year ended December 31, 2017, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the year ended December 31, 2018, increased to $13.6 million from $3.1 million for the year ended December 31, 2017, mainly due to increased interest rate and increased amount of average loans outstanding during the year.

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

During the three months ended September 30, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in the amount $587,821. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future. As of December 31, 2018, $2,451,499 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current. As of the filing date, no transition tax payment has been made.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate GILTI during the year ended December 31, 2018.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the year ended December 31, 2018.

Income tax expense of $15.8 million and $4.7 million was recorded for the year of 2018 and 2017, respectively.

Net Income Attributable to Non-controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian. Net income attributable to non-controlling interest in subsidiaries amounted to $2.7 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.

Net Income Attributable To Stockholders

The net income attributable to stockholders for the year ended December 31, 2018 decreased to $12.7 million from $24.3 million for the year ended December 31, 2017 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2018 and 2017, were $0.66 and $1.26 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

As of December 31, 2018, the Company had cash and cash equivalents of $73.6 million, as compared to cash and cash equivalents of $4.2 million at December 31, 2017. The Company had working capital of $47.3 million at December 31, 2018, as compared to working capital of $111.4 million at December 31, 2017, reflecting current ratios of 1.1:1 and 1.3:1, respectively.

OPERATING - Net cash provided by operating activities was $161.2 million for the year ended December 31, 2018, as compared to $33.8 million of net cash provided by operating activities for the year ended December 31, 2017, an increase of $127.4 million, primarily due to the increased cash inflows as a result of the change in deposits received from customers and accounts payable and bank acceptance notes to vendors.

INVESTING - For the year ended December 31, 2018, the Company used net cash of $137.8 million in investing activities mainly for acquisition of plant, property, equipment and land use rights, and also advances to related parties. During the year ended December 31, 2017, the Company used net cash of $125.9 million in investing activities.

FINANCING - For the year ended December 31, 2018, net cash provided by financing activities was $85.8 million. Net cash provided by financing activities was $82.6 million for the year ended December 31, 2017.

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

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2018 and December 31, 2017, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2018, we had no material changes outside the ordinary course of business in our contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SORL Auto Parts, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). We have also audited the parent company financial statements for the years ended December 31, 2018 and 2017 included in Schedule I. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Basis for Opinion

These financial statements and parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and the parent company financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Houston, Texas
April 1, 2019

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and December 31, 2017

	December 31, 2018		December 31, 2017

Assets
Current Assets
Cash and cash equivalents	US$	73,588,229	US$	4,221,940
Accounts receivable, net, including $261,889 and $1,297,734 from related parties as of December 31, 2018 and 2017, respectively		150,047,797		134,384,961
Bank acceptance notes from customers		62,052,225		116,040,688
Inventories, net		204,285,427		114,300,564
Prepayments, current, including $3,670,573 and $999,527 to related party as of December 31, 2018 and 2017, respectively		7,776,591		8,826,004
Restricted cash, current		19,307,003		376,236
Advances to related parties		79,739,417		72,318,224
Other current assets, net		15,697,448		5,555,568
Total Current Assets		612,494,137		456,024,185

Property, plant and equipment, net		96,053,386		79,828,006
Land use rights, net		21,124,455		14,912,134
Intangible assets, net		220,232		3,341
Deposits on loan agreements		10,199,324		10,712,865
Prepayments, non-current		31,575,238		16,594,987
Other assets, non-current		563,542		-
Restricted cash, non-current		18,067,374		-
Deferred tax assets		4,073,838		4,240,424
Total Non-current Assets		181,877,389		126,291,757
Total Assets	US$	794,371,526	US$	582,315,942

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $23,805,200 and $15,896,804 due to related parties as of December 31, 2018 and 2017, respectively	US$	236,433,718	US$	118,051,633
Deposits received from customers		51,529,795		43,087,473
Short term bank loans		217,940,471		125,380,899
Current portion of long term loans		21,141,029		24,266,031
Income tax payable, current		3,421,486		3,249,727
Accrued expenses		24,045,902		25,154,658
Due to related party		5,959,752		1,572,963
Deferred income		1,453,282		1,020,273
Other current liabilities		3,288,344		2,857,130
Total Current Liabilities		565,213,779		344,640,787

Long term loans, less current portion and net of unamortized debt issuance costs		14,429,404		37,383,224
Income tax payable, non-current		9,259,307		-
Total Non-current Liabilities		23,688,711		37,383,224
Total Liabilities		588,902,490		382,024,011

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2018 and 2017		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2018 and 2017		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		20,007,007		17,562,357
Accumulated other comprehensive income		6,655,803		15,903,188
Retained earnings		178,535,378		168,244,329
Total SORL Auto Parts, Inc. Stockholders’ Equity		176,654,143		173,165,829
Noncontrolling Interest In Subsidiaries		28,814,893		27,126,102
Total Equity		205,469,036		200,291,931
Total Liabilities and Equity	US$	794,371,526	US$	582,315,942

 The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Years Ended December 31, 2018 and 2017

	2018		2017

Sales	US$	468,049,906	US$	390,522,569
Include: sales to related parties		30,273,960		24,376,622
Cost of sales		345,534,015		286,336,367
Gross profit		122,515,891		104,186,202

Expenses:
Selling and distribution expenses		55,158,703		39,067,566
General and administrative expenses		26,939,370		22,023,338
Research and development expenses		16,366,393		11,004,560
Total operating expenses		98,464,466		72,095,464

Other operating income, net		10,122,416		3,039,824

Income from operations		34,173,841		35,130,562

Interest income		6,052,416		232,466
Government grants		4,307,609		2,264,055
Other income		260,448		101,475
Interest expenses		(13,570,956)		(3,100,396)
Other income (expenses)		43,219		(2,883,440)

Income before income taxes provision		31,266,577		31,744,722

Provision for income taxes		15,814,600		4,717,810

Net income	US$	15,451,977	US$	27,026,912

Net income attributable to noncontrolling interest in subsidiaries		2,716,278		2,702,691

Net income attributable to common stockholders	US$	12,735,699	US$	24,324,221

Comprehensive income:

Net income	US$	15,451,977	US$	27,026,912
Foreign currency translation adjustments		(10,274,872)		10,873,496
Comprehensive income		5,177,105		37,900,408
Comprehensive income attributable to noncontrolling interest in subsidiaries		1,688,791		3,790,041
Comprehensive income attributable to common stockholders	US$	3,488,314	US$	34,110,367

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.66	US$	1.26

EPS - diluted	US$	0.66	US$	1.26

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2018 and 2017

	2018		2017

Cash Flows From Operating Activities
Net income	US$	15,451,977	US$	27,026,912
Adjustments to reconcile net income to net cash provided by operating activities:

Allowance for doubtful accounts		1,159,061		1,474,872
Depreciation and amortization		11,838,692		9,259,516
Deferred income tax		(37,588)		(807,058)
Loss (gain) on disposal of property and equipment		(40,779)		9,515
Amortization of debt issuance costs		1,168,449		-
Changes in assets and liabilities:
Account receivable		(23,258,262)		(26,640,753)
Bank acceptance notes from customers		120,433,497		(3,197,464)
Other currents assets		(10,884,355)		(4,371,425)
Inventories, net		(97,808,381)		(43,139,593)
Prepayments		942,352		1,877,272
Other assets		(577,381)		-
Accounts payable and bank acceptance notes to vendors		121,285,932		46,444,126
Income tax payable		9,534,690		2,126,238
Deposits received from customers		10,765,839		18,302,544
Deferred income		493,752		989,766
Other current liabilities and accrued expenses		692,584		4,466,181
Net Cash Flows Provided By Operating Activities		161,160,079		33,820,649

Cash Flows From Investing Activities
Deposits on loan agreements		-		(5,196,271)
Acquisition of property, plant, and equipment and land use rights		(55,376,169)		(52,259,319)
Deposits for acquisition of land use rights		-		(2,982,537)
Refund of deposits for acquisition of land use rights		-		2,982,537
Acquisition of intangible asset		(225,640)		-
Advances to related parties		(211,733,387)		(186,885,309)
Repayment of advances to related parties		129,577,381		118,436,661
Net Cash Flows Used In Investing Activities		(137,757,815)		(125,904,238)

Cash Flows From Financing Activities
Proceeds from short term bank loans		527,380,963		206,836,188
Repayment of short term bank loans		(426,390,447)		(113,440,430)
Proceeds from related parties		9,669,326		103,775,545
Repayments to related parties		-		(139,482,122)
Proceeds from long term loans		-		29,692,975
Repayment of long term loans		(24,859,848)		(3,008,756)
Payment of debt issuance costs		-		(1,767,572)
Net Cash Flows Provided By Financing Activities		85,799,994		82,605,828

Effects on changes in foreign exchange rate		(2,837,828)		542,161

Net change in cash, cash equivalents and restricted cash		106,364,430		(8,935,600)

Cash, cash equivalents, and restricted cash - beginning of the year		4,598,176		13,533,776

Cash, cash equivalents, and restricted cash - end of the year	US$	110,962,606	US$	4,598,176

Supplemental Cash Flow Disclosures:
Interest paid	US$	11,653,031	US$	2,860,931
Income taxes paid	US$	6,343,206	US$	3,398,629

Non-cash Investing and Financing Transactions
Liabilities assumed in connection with acquisition of property, plant, and equipment and land use rights	US$	703,698	US$	-
Land use rights transferred from prepayments	US$	7,733,989	US$	-
Borrowings from long term loans in the form of bank acceptance notes	US$	-	US$	29,692,975
Repayments from related party in the form of bank acceptance notes	US$	70,818,463	US$	35,706,576
Repayments to related party in the form of bank acceptance notes	US$	5,097,556	US$	-
Transfer of debt among related parties	US$	-	US$	3,711,622
Deposits on loan agreements deducted from proceeds of long term loans	US$	-	US$	5,196,271

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	73,588,229	US$	4,221,940
Restricted cash, current		19,307,003		376,236
Restricted cash, non-current		18,067,374		-
Total cash, cash equivalents, and restricted cash	US$	110,962,606	US$	4,598,176

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Years Ended December 31, 2018 and 2017

							Total SORL
						Accumulated	Auto
			Additional			Other	Parts, Inc.
	Number	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	of Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Balance as of December 31, 2016	19,034,921	$38,609	$(28,582,654)	$15,129,935	$146,352,530	$6,117,042	$139,055,462	$23,336,061	$162,391,523

Net income	-	-	-	-	24,324,221	-	24,324,221	2,702,691	27,026,912

Foreign currency translation adjustment	-	-	-	-	-	9,786,146	9,786,146	1,087,350	10,873,496

Transfer to reserve	-	-	-	2,432,422	(2,432,422)	-	-	-	-

Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	12,735,699	-	12,735,699	2,716,278	15,451,977

Foreign currency translation adjustment	-	-	-	-	-	(9,247,385)	(9,247,385)	(1,027,487)	(10,274,872)

Transfer to reserve	-	-	-	2,444,650	(2,444,650)	-	-	-	-

Balance as of December 31, 2018	19,304,921	$38,609	$(28,582,654)	$20,007,007	$178,535,378	$6,655,803	$176,654,143	$28,814,893	$205,469,036

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and an unaffiliated Taiwanese investor. The joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. SORL held a 60% interest in the joint venture, MGR held a 30% interest, and the Taiwanese investor held a 10% interest. SIH was primarily devoted to expanding SORL’s international sales network in Asia-Pacific and creating a larger footprint in Europe, the Middle East and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor. After this transaction, SIH ceased to be a distributor of SORL in the international market.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivables and payables, prepaid expenses, bank acceptance notes from customers, inventories, other current assets, short term bank loans, current portion of long term loans, deposits received from customers and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

f.	FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

i)	Credit risks - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC. The Company has no customer that accounts for more than 10.00% of its total revenues for the year ended December 31, 2018.

ii)	Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

iii)	Interest rate risk - The interest rate of short term bank borrowings obtained in 2018 ranged from 1.92% to 5.72% and the term ranged from approximately one month to one year. The Company also obtained long term loans from non-financial institutions for effective interest rates ranging from 6.16% to 8.50%. The Company’s income and cash flows are substantially independent of changes in market interest rates.

g.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	RESTRICTED CASH

Restricted cash, current consists of bank deposits used to pledge bank acceptance notes, deposits for obtaining letters of credit from a local bank, and bank deposit held as a guarantee for the loans obtained by Wenzhou Lichuang Automobile Parts Co., Ltd., a related party, from the bank. Also see Note 4 for details on the guarantee provided to related party.

Restricted cash, non-current consists of deposits guaranteed for construction projects and the non-current portion of some bank deposits used to pledge for bank acceptance notes.

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

n.	BANK ACCEPTANCE NOTES FROM CUSTOMERS

Bank acceptance notes from customers, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties or repayments from related parties. Bank acceptance notes do not bear interest. As of December 31, 2018 and 2017, notes receivables in the amount of $58,458,890 and $95,914,724, respectively, were pledged to endorsing banks to issue bank acceptance notes or short term bank loans. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes. The Company incurred discount fees of $1,463,837 and $37,177 for the years ended December 31, 2018 and 2017, respectively, which were included in interest expenses.

o.	REVENUE RECOGNITION

The Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) effective January 1, 2018. The Company has chosen to use the full retrospective transition method, under which it is required to revise its consolidated financial statements for the year ended December 31, 2017 as well as any applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. See Note 14 for details on revenues from contracts with customers.

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

s.	RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Research and development expenses were $16,366,393 for the year ended December 31, 2018, as compared with $11,004,560 for the year ended December 31, 2017.

t.	SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $11,358,223 and $7,094,863 for the years ended December 31, 2018 and 2017, respectively.

u.	ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $737,530 and $440,582 for the years ended December 31, 2018 and 2017, respectively.

v.	WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $3,113,913 and $1,570,290 for the years ended December 31, 2018 and 2017, respectively.

w.	PURCHASE DISCOUNTS

Purchase discounts represent discounts received from vendors for purchasing raw materials and are netted in the cost of goods sold, if applicable.

x.	LEASE COMMITMENTS

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

y.	COST OF SALES

Cost of sales consists primarily of materials costs, applicable local government levies, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market is also recorded in cost of sales, if any.

z.	GOVERNMENT GRANTS

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

aa.	SEGMENT REPORTING

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2018 and 2017, the Company operated in two reportable business segments: (1) commercial vehicles brake systems (2) passenger vehicles brake systems.

bb.	RECENTLY ISSUED FINANCIAL STANDARDS

In May 2014, the FASB ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)”, which was further updated by ASU 2016-08 in March 2016, ASU 2016-10 in April 2016, ASU 2016-11 in May 2016, ASU 2016-12 in May 2016 and ASU 2016-20 in December 2016. ASC 606 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes the revenue recognition guidance existed at the time. The main principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company applied the ASC and its related updates on a full retrospective basis as of January 1, 2018. The adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 14 for additional information.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption, net cash used in investing activities was adjusted to exclude the change in restricted cash, resulting in an increase of $5,275,390 in net cash used in investing activities in the amount previously reported for the year ended December 31, 2017. Restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company adopted this standard and evaluated the impact from the Tax Cut and Jobs Act pursuant to SAB 118, see Note 16 for further disclosures.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018 and December 2018, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 respectively, which contain modifications and improvements to ASU 2016-02. ASU 2018-11 provides another transition method in addition to the existing transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The Company will adopt this new guidance for the year ending December 31, 2019 and interim periods in the year ending December 31, 2019. The Company estimates that approximately $1,163,000 would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than as disclosed above, the Company does not expect the new standard to have a material impact on its remaining consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

NOTE 3 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. (“Ruili Group”)	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”)	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (“Ruian Kormee” and formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”)	Wholly controlled by Guangzhou Kormee

Chuangchun Kormee Auto Electric Co., Ltd. (“Chuangchun Kormee”)	Wholley controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”)	Ruili Group holds 49% of the equity interests in Shanghai Dachao

Ruili MeiLian Air Management System (LangFang) Co., Ltd. (“Ruili Meilian”)	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. (“Wenzhou Lichuang”)	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. (“Ningbo Ruili”)	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. (“Shanghai Ruili”)	Wholly owned by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. (“Kunshan Yuetu”)	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. (“Shanghai Tabouk”)	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

Hangzhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

Hangzhou Hangcheng Friction Material Co., Ltd. (“Hangzhou Hangcheng”)	Controlled by Ruili Group

Hangzhou Ruili Binkang Real Estate Development Co. Ltd.	Controlled by Hangzhou Ruili Property Development Co., Ltd.

Hangzhou Ruili Real Estate Group Co. Ltd.	Controlled by Ruili Group

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang, Hangzhou Hangcheng, Changchun Kormee, and molds from Ningbo Ruili used in its production.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Ruian Kormee, Shanghai Tabouk, Ruili Meilian and Changchun Kormee.

The following related party transactions occurred for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
PURCHASES FROM:
Guangzhou Ruili Kormee Automative Eletronic Control Technology Co., Ltd.	$6,279,500	$4,487,457
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	3,371,361	1,357,612
Shanghai Dachao Electric Technology Co., Ltd.	720,489	188,899
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	8,438,181	4,106,986
Ruili Group Co., Ltd.	7,909,463	5,478,853
Chuangchun Kormee Auto Electric Co., Ltd.	20,045	—
Ningbo Ruili Equipment Co., Ltd.	4,093,773	—
Hangzhou Hangcheng Friction Material Co., Ltd.	1,056,860	—
Wenzhou Lichuang Auto Parts Co., Ltd.	15,933,012	5,446,212
Total Purchases	$47,822,684	$21,066,019
SALES TO:
Guangzhou Ruili Kormee Automative Eletronic Control Technology Co., Ltd.	$10,020,480	$7,467,661
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	61,172	135,911
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,315,649	1,253,664
Ruili Group Co., Ltd.	17,140,343	14,108,062
Chuangchun Kormee Auto Electric Co., Ltd.	59,525	—
Shanghai Tabouk Auto Components Co., Ltd.	1,676,791	1,411,324
Total Sales	$30,273,960	$24,376,622

	As of December 31,
	2018	2017
ADVANCES TO RELATED PARTIES

Ruili Group Co., Ltd.	79,739,417	5,711,605
Shanghai Ruili Real Estate Development Co., Ltd.	—	65,069,497
Kunshan Yuetu Real Estate Development Co., Ltd.	$—	$1,537,122

Total	$79,739,417	$72,318,224

	As of Ended December 31,
	2018	2017
ACCOUNTS RECEIVABLE FROM RELATED PARTY

Shanghai Tabouk Auto Components Co., Ltd	$261,889	$1,297,734

Total	$261,889	$1,297,734

ACCOUNTS PREPAYMENT TO RELATED PARTY

Ningbo Ruili Equipment Co., Ltd.	$3,670,573	$999,527

Total	$3,670,573	$999,527

ACCOUNTS PAYABLE TO RELATED PARTIES

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	7,877,485	3,414,719
Shanghai Dachao Electric Technology Co., Ltd.	56,883	83,178
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	5,628,155	1,993,787
Wenzhou Lichuang Auto Parts Co., Ltd.	9,898,777	10,405,120
Chuangchun Kormee Auto Electric Co., Ltd.	9,206	—
Hangzhou HangCheng Friction Material Co., Ltd.	334,694	—

Total	$23,805,200	$15,896,804

	For the Years Ended December 31,
	2018	2017
DUE TO RELATED PARTY

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$5,959,752	$1,572,963

	$5,959,752	$1,572,963

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies, usually in a short term. All the loans borrowed from related parties are non-interest bearing, unsecured and due on demand. The advances to Shanghai Ruili and Kunshan Yuetu are due on demand, unsecured, and bear an interest rate of 5.22% per annum. In May 2018 the Company received repayments from Shanghai Ruili and Kunshan Yuetu in full. The interests received from these two related parties amount to $741,254 and $182,270 for the years ended December 31, 2018 and 2017, respectively.

The advances to Ruili Group were due on demand, unsecured, and bear no interest during the year ended December 31, 2017. In year 2018, the Company charged Ruili Group an interest on the average balance advanced to them. The Company received interests of $ 2,361,866 from Ruili Group during the year ended December 31, 2018, representing an effective interest rate of approximately 8.40% per annum.

During the year ended December 31, 2018, the Company obtained net proceeds of $9,669,326 in cash from related parties. Repayments in bank acceptance notes to related parties totaled $5,097,556. In the same period, the Company provided Ruili Group net proceeds of $146,944,697, and received repayment in the form of bank acceptance notes amounted to $70,818,463. The Company also advanced to Shanghai Ruili and Kunshan Yuetu in the amounts of $49,561,855 and $15,226,835, respectively, and collected cash repayment from them in the amounts of $112,857,719 and $16,719,662, respectively.

During the year ended December 31, 2017, the Company obtained loans in a total amount of $103,775,545, of which $88,197,285 was obtained from Ruili Group and $15,578,260 from Ruian Kormee. The Company also borrowed the amount of $35,706,576 in the form of bank acceptance notes from Ruili Group. Cash repayments to related parties totaled $139,482,122, including $123,903,862 to Ruili Group and $15,578,260 to Ruian Kormee. During the year ended December 31, 2017, the Company advanced to its related parties in the amount of $186,885,309, including $117,296,565 to Ruili Group, $2,185,691 to Ruian Kormee, $65,918,404 to Shanghai Ruili and $1,484,649 to Kunshan Yuetu. Cash repayments received from related parties amounted to $118,436,661, including $115,467,364 from Ruili Group and $2,969,297 from Shanghai Ruili. The Company, Ruian Kormee, and Ruili Group also agreed that Ruili Group would transfer $3,711,622 in 2017 to Ruian Kormee by adjusting their corresponding balances with the Company.

The Company entered into a lease agreement with Ruili Group. See Note 18 for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 40,000,000 (approximately $5,828,185) for a period of 12 months starting on October 24, 2016. The credit line was renewed on October 19, 2017 for 6 months. On April 13, 2018, Ruili Group and the bank reached another extension agreement and the guarantee will be provided by the Company until April 12, 2019.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 210,000,000 (approximately $30,597,972) for the period from July 20, 2018 to July 20, 2028.

 In year 2018, the Company also has a bank deposit in the amount of RMB 20,000,000 (approximately $2,914,093) used as a guarantee for loans obtained by Wenzhou Lichuang from China Merchant Bank. The amount was included in restricted cash, current. Also see Note 2.

The Company has short term bank loans guaranteed or pledged by related parties. See Note 11 for more details.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable	$163,903,305	$148,312,117
Less: allowance for doubtful accounts	(13,855,508)	(13,927,156)
Accounts receivable, net	$150,047,797	$134,384,961

No customer individually accounted for more than 10% of our revenues or accounts receivable for the years ended December 31, 2018 and 2017. The changes in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Beginning balance	$13,927,156	$11,686,417
Add: Increase (Decrease) to allowance	610,610	1,474,872
Effects on changes in foreign exchange rate	(682,258)	765,867
Ending balance	$13,855,508	$13,927,156

NOTE 6 - INVENTORIES

On December 31, 2018 and December 31, 2017, inventories consisted of the following:

	December 31,	December 31,
	2018	2017
Raw Materials	$53,821,973	$27,657,266
Work in process	89,516,949	40,805,434
Finished Goods	62,674,252	45,837,864
Less: Write-down of inventories	(1,727,747)	—
Total Inventory	$204,285,427	$114,300,564

The Company recorded write-down of potentially obsolete or slow-moving inventories of $808,789 and lower of cost or market adjustment of $918,958 for the year ended December 31, 2018.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following, on December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Machinery	$130,912,861	$119,296,564
Molds	1,274,729	1,338,912
Office equipment	3,566,772	2,998,443
Vehicles	5,956,822	3,681,194
Buildings	20,610,137	20,127,148
Construction in progress	8,641,271	—
Leasehold improvements	463,497	486,834
Sub-Total	171,426,089	147,929,095

Less: Accumulated depreciation	(75,372,703)	(68,101,089)

Property, plant and equipment, net	$96,053,386	$79,828,006

Depreciation expense charged to operations was $11,198,717 and $8,871,856 for the years ended December 31, 2018 and 2017, respectively.

In July 2017, Ruian, a subsidiary of the Company, purchased plants and the associated land use rights from Yunding Holding Group Co., Ltd. at the purchase price of RMB 60.06 million (approximately $8.87 million). The total cost including related deed tax and stamp duty is RMB 58.95 million (approximately $8.88 million) net of value-added input tax in association with the purchase, which has been fully paid in cash as of December 31, 2017. The title of the plants and the associated land use rights was transferred to the Company in July 2017. The allocated costs for the land use rights and the plants are RMB 42.35 million (approximately $6.38 million) and RMB 16.60 million (approximately $2.50 million), respectively. The plants and associated land use rights will be used to meet Ruian’s growing operational needs and is located in the east side of the International Auto Parts District, Tangxia Town, Ruian City, Zhejiang Province, China with a land use area of 33,141 square meters and a building floor area of 25,016 square meters.

NOTE 8 - LAND USE RIGHTS, NET

	December 31, 2018	December 31, 2017
Cost	$22,283,776	$15,477,081
Less: Accumulated amortization	(1,159,321)	(564,947)
Land use rights, net	$21,124,455	$14,912,134

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

In September 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Ruian City, Zhejiang Province, China with a total area of 17,029 square meters (the “Wansong Land”). The Company prepaid the amount of RMB 51.81 million (approximately $7.93 million) as full payment and RMB 20.00 million (approximately $3.01 million) as a refundable deposit. As of December 31, 2017, the deposit was refunded to the Company and the prepayment was included in prepayments, non-current in the consolidated balance sheets. The Company obtained the title to the land use rights in April 2018.

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. Prepayment of RMB 14.40 million (approximately $2.14 million) was made as down payment in 2017. During the year ended December 31, 2018, the Company paid additional amount of RMB 57.62 million (approximately $8.99 million). As of December 31, 2018, the purchase price of RMB 72.02 (approximately $11.13 million) was fully paid. As of the filing date, the title to the land use rights has not been transferred to the Company. The payments were included in prepayment, non-current as of December 31, 2018 on the accompanying consolidated balance sheets.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 42.54 million (approximately $6.43 million) was made during the year ended December 31, 2018. As of the filing date, the title to the land use rights has not been transferred to the Company. The payments were included in prepayment, non-current as of December 31, 2018 on the accompanying consolidated balance sheets.

Amortization expenses were $636,717 and $379,121 for the years ended December 31, 2018 and 2017, respectively.

NOTE 9 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Raw material suppliers	$7,776,591	$8,826,004
Equipment and land use rights purchases	31,575,238	16,594,987

Total prepayments	$39,351,829	$25,420,991

As of December 31, 2018, prepayments to raw material suppliers totaled $7,776,591, including prepayments to Ningbo Ruili, a related party under common control, in the amount of $3,670,573. Also see Note 4 for details.

As of December 31, 2018 and 2017, the Company has prepayments of RMB 100.16 million (approximately $15.42 million) and RMB 66.21 million (approximately $10.07 million), respectively, for the land use rights as described in Note 8.

NOTE 10- DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2018 and 2017 comprise of the following:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Allowance for doubtful accounts	$2,205,048	$2,137,837
Revenue (net of cost)	308,046	160,766
Unpaid accrued expenses	501,276	955,287
Warranty	1,059,468	986,534
Deferred tax assets	4,073,838	4,240,424
Valuation allowance	―	―
Net deferred tax assets	$4,073,838	$4,240,424

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The 2017 Tax Act includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years beginning after December 31, 2017. The GILTI provision imposes a tax to U.S. companies on the foreign income in excess of a deemed return on tangible assets of controlled foreign corporations, subject to certain deductions and limitations. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI in the future, as applicable. See Note 16 for more discussion. Prior to the enactment of the 2017 Tax Act, the Company’s U.S. subsidiary did not have income tax liability.

NOTE 11 - SHORT TERM BANK LOANS

Bank loans represented the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Secured	$217,940,471	$125,380,899
Total short term bank loan	$217,940,471	$125,380,899

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Minsheng Bank, Industrial Bank, China Citic bank and China Construction Bank, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the year ended December 31, 2018 ranged from 1.35% to 5.44% per annum. The maturity dates of the loans existing as of December 31, 2018 ranged from January 22, 2019 to December 28, 2019. As of December 31, 2018 and 2017, the Company’s accounts receivables of $0 and $5,472,169, respectively, were pledged as collateral under loan arrangements. The interest expenses, including discount fees, were $9,780,598 and $2,752,579 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, corporate or personal guarantees provided for those bank loans were as follows:

$5,602,601	Guaranteed by Ruili Group, a related party
$31,445,575	Pledged by Ruili Group, a related party, with its plant and land use rights
$14,570,463	Pledged by Hangzhou Ruili Property Development Co., Ltd., a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$5,099,662	Pledged by Hangzhou Ruili Property Development Co., Ltd., a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Guaranteed by Ruili Group, a related party
$2,914,093	Pledged by the Company with its bank acceptance notes
$8,742,278	Pledged by the Company with its plant; Guaranteed by Hangzhou Ruili Property Development Co., Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$2,112,717	Pledged by Hangzhou Ruili Binkang Real Estate Development Co. Ltd., a related party, with its properties; Guaranteed by Hangzhou Ruili Property Development Co., Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$41,525,819	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Hangzhou Ruili Property Development Co., Ltd., a related party, with its properties; Pledged by Hangzhou Ruili Real Estate Group Ltd., a related party, with stocks rights
$2,914,093	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Shanghai Ruili Real Estate, a related party, with its properties
$32,055,018	Pledged by Shanghai Ruili Real Estate, a related party, with its properties; Guaranteed by Shanghai Ruili Real Estate, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$7,065,217	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$2,405,583	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.; Pledged by Ruili Group, a related party, with its properties
$2,404,126	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties
$801,375	Guaranteed by Ruili Group, a related party; Guaranteed by Hangzhou Ruili Property Development Co., Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$58,281,851	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders

NOTE 12 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Accrued payroll	$11,679,870	$11,063,726
Accrued warranty expenses	7,063,122	6,576,895
Other accrued expenses	5,302,910	7,514,037
Total accrued expenses	$24,045,902	$25,154,658

NOTE 13 - LONG TERM LOANS

	December 31, 2018	December 31, 2017
Aggregate outstanding principal balance	$36,165,550	$63,471,308
Less: unamortized debt issuance costs	(595,117)	(1,822,053)
Less: current portion	(21,141,029)	(24,266,031)
Non-current portion	$14,429,404	$37,383,224

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). In connection with the loan agreements, the Company paid deposits in cash for an aggregated amount of RMB 35,000,000 (approximately $5,196,271), with an annual interest of 7% for 42 months to be received from Far Eastern. During the year ended December 31, 2017, the total proceeds of long term loans included cash of RMB 100,000,000 (approximately $14,846,488) and bank acceptance notes in the amount of RMB 100,000,000 (approximately $14,846,487). The Company also paid debt issuance costs in cash of RMB 5,000,000 (approximately $742,324). The repayments of principal totaled RMB 66,524,366 (approximately $9,931,000) and RMB 10,776,491 (approximately $1,599,930) for the years ended December 31, 2018 and 2017, respectively. The Company also received interest of RMB 1,986,849 (approximately $296,600) from Far Eastern during the year ended December 31, 2018.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). Total proceeds under these loan agreements, net of deposits on loan agreements of $5,196,271 which was deducted by COSCO, totaled $29,692,975, including cash of RMB 100,000,000 (approximately $14,846,487) and bank acceptance notes in the amount of RMB 100,000,000 (approximately $14,846,488). The Company also paid debt issuance costs in cash of RMB7,320,000 (approximately $1,025,248). The repayments of principal totaled RMB 99,998,463 (approximately $14,928,000) and RMB 9,489,290 (approximately $$1,408,826) for the years ended December 31, 2018 and 2017, respectively.

The interest expense for long term loans was in the amount of $3,267,868 and $347,817 for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the aggregate required repayments of principal amounts of the Company’s long term loans in the succeeding five years and thereafter:

Amount
For the years ending December 31,
2019	$21,647,158
2020	14,518,392

Total	$36,165,550

NOTE 14 - REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company accounted for revenue in accordance with ASC 606, which was adopted on January 1, 2018, using full retrospective method. The adoption of the standard did not impact the Company’s revenue recognition.

The Company provides a variety of standard products to its customers. The Company’s contracts with its customers consist of a single, distinct performance obligation or promise to transfer auto parts to the customers. Generally, the Company’s performance obligations are satisfied at a point in time when the control of the products is transferred to the customs, which normally occurs upon the delivery of products at shipping point or destination depending on the terms of the contracts. Payment term with our customers are established based on industry and regional practices and vary by customers. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses. The Company provides assurance type warranties, which are not separate performance obligations. See Note 19 for details concerning the expected costs associated with the Company’s assurance warranty obligations.

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by product type. See Note 20 for information regarding revenue disaggregation by product type.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of the years ended December 31, 2018 and 2017, the Company recorded a deferred revenue liability of $51,529,795 and $43,087,473, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the years ended December 31, 2018 and 2017, the Company recognized $24,659,985 and $13,719,045, respectively, of deferred revenue included in the opening balances of deposits received from customers. The amounts were included in sales on the accompanying consolidated statements of income and comprehensive income.

NOTE 15 - RESERVE

The reserve funds were comprised of the following:

	December 31, 2018	December 31, 2017
Statutory surplus reserve fund	$20,007,007	$17,562,357
Total	$20,007,007	$17,562,357

Pursuant to the relevant laws and regulations of Sino-Foreign joint venture enterprises, the profits of the Company’s subsidiary, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations.

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

During the three months ended September 30, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in the amount of $587,821. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of December 31, 2018, $2,451,499 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current. As of the filing date, no transition tax payment has been made.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2018.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. As the “High-Tech Enterprise” designation expired in 2018, the Joint Venture is undergoing the re-assessment by the government and the Company estimates it is highly probable that the designation will be awarded and therefore the 15% tax rate is used for the years ended December 31, 2018.

The reconciliation of the effective income tax rate of the Company to the respective statutory income tax rates in the United States and the PRC for the years ended December 31, 2018 and 2017 is as follows:

	Years Ended December 31,
	2018	2017
US statutory income tax rate	21.00%	35.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-35.00%
Impact of Tax Cuts and Jobs Act	37.45%	-
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-4.42%	-2.34%
Effects of expenses not deductible for tax purposes	2.32%	0.79%
Other items	0.22%	1.41%
Effective tax rate	50.58%	14.86%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Current	$15,852,188	$5,524,868
Deferred	(37,588)	(807,058)
Total	$15,814,600	$4,717,810

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2018 and 2017.

NOTE 17 - NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian.

Net income attributable to non-controlling interest in subsidiaries amounted to $2,716,278 and $2,702,691 for the years ended December 31, 2018 and 2017, respectively.

	2018	2017
10% non-controlling interest in Ruian	$2,716,278	$2,702,691

Total	$2,716,278	$2,702,691

NOTE 18 - OPERATING LEASES

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd., a related party, for the lease of two apartment buildings. These two apartment buildings are for Ruian’s management personnel and staff, respectively. The initial lease term was from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB 2,100,000 (approximately $305,980).

In November 2016, Ruian entered into a lease agreement with Rui’an Xinhua Auto Parts Co., Ltd. for the lease of four complex building. These buildings are used as staff dormitories by Rui’an. The initial lease term was from November 15, 2016 to December 31, 2017. The lease was renewed to December 31, 2019. The annual lease expense is RMB 1,910,000 (approximately $278,295).

The lease expenses were $668,088 and $311,776 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, future minimum rental payments are as follows:

	2019	2020	2021	2022	Thereafter
Operating Lease Commitments	$584,276	$305,980	$305,980	$305,980	$-

NOTE 19 - WARRANTY LIABILITY

Accrued warranty expenses are included in accrued expenses on the accompanying consolidated balance sheets. The movements of accrued warranty expenses for the year ended December 31, 2018 are as follows:

Beginning balance at January 1, 2018	$6,576,895
Aggregate increase for new warranties issued during current period	3,113,913
Aggregate reduction for payments made and effect of exchange rate fluctuation	3,453,934
Ending balance at December 31, 2018	$7,063,122

NOTE 20 - SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“Commercial Vehicle Brake Systems”). On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire, and purchased, a segment of the passenger vehicle auto parts business (“Passenger Vehicle Brake Systems”) of Ruili Group. As a result of this acquisition, the Company’s product offerings were expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts.

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

All of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	2018	2017

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$386,181,206	$330,201,227
Passenger vehicles brake systems	81,868,700	60,321,342

Net sales	$468,049,906	$390,522,569
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$96,475,100	$89,355,410
Passenger vehicles brake systems	26,040,791	14,830,792
Gross profit	$122,515,891	$104,186,202
Selling and distribution expenses	55,158,703	39,067,566
General and administrative expenses	26,939,370	22,023,338
Research and development expenses	16,366,393	11,004,560

Other operating income, net	10,122,416	3,039,824

Income from operations	34,173,841	35,130,562

Interest income	6,052,416	232,466
Government grants	4,307,609	2,264,055
Other income	260,448	101,475
Interest expenses	(13,570,956)	(3,100,396)
Other expenses	43,219	(2,883,440)
Income before income tax expense	$31,266,577	$31,744,722
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$45,877,053	$44,185,254
Passenger vehicles brake systems	9,724,756	8,074,065

Total	$55,601,809	$52,259,319
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$9,768,105	$7,828,921
Passenger vehicles brake systems	2,070,587	1,430,595

Total	$11,838,692	$9,259,516

	December 31, 2018	December 31, 2017

TOTAL ASSETS
Commercial vehicles brake systems	$655,435,946	$492,348,129
Passenger vehicles brake systems	138,935,580	89,967,813

Total	$794,371,526	$582,315,942

	December 31, 2018	December 31, 2017
LONG LIVED ASSETS
Commercial vehicles brake systems	$150,067,034	$106,779,681
Passenger vehicles brake systems	31,810,355	19,512,076

Total	$181,877,389	$126,291,757

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

(2) The Company purchased the Development Zone Facility from Ruili Group on May 5, 2016. As of the filing date, the Company has not yet obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(3) The information of lease commitments is provided in Note 18.

(4) The information of guarantees and assets pledged is provided in Note 4.

NOTE 22 - SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans in the total amount of approximately $98.0 million from China Construction Bank, Agricultural Bank of China, China Zheshang Bank and Industrial Bank. Interest rates for those loans ranged from 3.53% to 5.35% per annum. The maturity dates of the loans existing as of the filing date ranged from January 2, 2019 to January 30, 2020. The Company continuously pledged bank acceptance notes to obtain loans from China Zheshang Bank and Bank of Ningbo.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $109.6 million to China Citic bank, China Construction Bank, China Zheshang Bank, and Agricultural Bank of China.

On February 12, 2019 the Company entered into a guarantee agreement with China Guangfa Bank, pursuant which the Company agreed to provide a maximum guarantee in the amount of RMB 71,000,000 (approximately $10,345,029) for Ruili Group from February 12, 2019 to January 16, 2020.

During the subsequent period, the Company continued to advance to Ruili Group. See Note 4 for detail arrangement between the Company and Ruili Group.

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

Financial Information of Parent Company

BALANCE SHEETS

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Other current assets	86,828	86,828
Total Current Assets	86,828	86,828

Investments in subsidiaries	184,632,301	160,185,796

TOTAL ASSETS	$184,719,129	$160,272,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income tax payable – non-current	2,451,499	-
Other current liability	2,921,411	2,921,411
Total Current Liabilities	5,372,910	2,921,411

Income tax payable - noncurrent	9,259,307	-
Total Non-current Liabilities
Total Liabilities	14,632,217	2,921,411
Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2018 and 2017	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2018 and 2017	38,609	38,609
Additional paid-in capital	(28,582,654)	(28,582,654)
Retained earnings	198,630,957	185,895,258
Total Stockholders’ Equity	170,086,910	157,351,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,719,129	$160,272,624

Financial Information of Parent Company

STATEMENTS OF INCOME

For the Years Ended December 31, 2018 and 2017

	For Years Ended December 31,
	2018	2017

Investment income	$24,446,505	$24,324,221
Provision for income taxes	11,710,806	-
Net income attributable to stockholders	$12,735,699	$24,324,221

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$0.66	$1.26

EPS - Diluted	$0.66	$1.26

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	For Years Ended December 31,
	2018	2017

Cash flow from operating activities:
Net income	$12,735,699	$24,324,221
Adjustments to reconcile net income to net cash used in operating activities :
Investment in subsidiaries	(24,446,505)	-24,324,221
Income tax payable	11,710,806
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of the year	-	-
Cash and cash equivalents, end of the year	$-	$-

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

			Additional
	Number	Common	Paid-in	Retained	Shareholders’
	of Share	Stock	Capital	Earnings	Equity
Balance - December 31, 2016	19,304,921	38,609	42,199,014	161,571,037	133,026,992

Net income	-	-	-	24,324,221	24,324,221

Balance - December 31, 2017	19,304,921	38,609	42,199,014	185,895,258	157,351,213

Net income	-	-		12,735,699	12,735,699

Balance - December 31, 2018	19,304,921	38,609	42,199,014	198,630,957	170,086,912

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of December 31, 2018, were effective, in all material respects, for the purpose stated above.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Under the supervision, and with the participation of our management, including CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018. Based on our evaluation under the framework in the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2017 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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

(b)	Exhibits:

See Item 15(a) (3) above.

(c)	Financial Statement Schedules:

See Item 15(a) (2) above.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement-Xiao Ping Zhang (5)

10.4	Employment Agreement-Xiao Feng Zhang (5)

10.5	Employment Agreement-Zong Yun Zhou (5)

10.6	Employment Agreement-Jin Rui Yu (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Current Report on Form 8-K, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2012.

(7)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this first day of April 2019.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman (Principal Executive Officer)	April 1, 2019
Xiao Ping Zhang

/s/ Zong Yun Zhou	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2019
Zong Yun Zhou

/s/ Jin Rui Yu	Chief Operating Officer	April 1, 2019
Jin Rui Yu

/s/ Xiao Feng Zhang	Director	April 1, 2019
Xiao Feng Zhang

/s/ Yu Hong Li	Director	April 1, 2019
Yu Hong Li

/s/ Hui Lin Wang	Director	April 1, 2019
Hui Lin Wang

/s/ Jin Bao Liu	Director	April 1, 2019
Jin Bao Liu

/s/ Jiang Hua Feng	Director	April 1, 2019
Jiang Hua Feng

/s/ Shu Ping Chi	Director	April 1, 2019
Shu Ping Chi