Form 10-Q
period 2019-03-31
SORL Auto Parts Inc
filed 2019-05-15
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of May 15, 2019 there were 19,304,921 shares of common stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2019

i

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31, 2019		December 31, 2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	US$	8,024,006	US$	73,588,229
Accounts receivable, net, including $341,110 and $261,889 from related parties as of March 31, 2019 and December 31, 2018, respectively		178,871,527		150,047,797
Bank acceptance notes from customers		73,404,114		62,052,225
Inventories, net		187,384,139		204,285,427
Prepayments, current, including $5,129,110 and $3,670,573 to related party at March 31, 2019 and December 31, 2018, respectively		17,350,867		7,776,591
Restricted cash, current		16,804,852		19,307,003
Advances to related parties		98,136,035		79,739,417
Deposits on loan agreements, current		5,197,891		-
Other current assets, net		11,566,191		15,697,448
Total Current Assets		596,739,622		612,494,137

Property, plant and equipment, net		107,063,204		96,053,386
Land use rights, net		21,355,991		21,124,455
Intangible assets, net		132,294		220,232
Deposits on loan agreements, non-current		5,197,891		10,199,324
Prepayments, non-current		33,069,906		31,575,238
Other assets, non-current		574,397		563,542
Restricted cash, non-current		18,415,386		18,067,374
Operating lease right of use assets		1,222,064		-
Deferred tax assets		3,566,545		4,073,838
Total Non-current Assets		190,597,678		181,877,389
Total Assets	US$	787,337,300	US$	794,371,526

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $30,167,916 and $23,805,200 due to related parties as of March 31, 2019 and December 31, 2018, respectively	US$	226,765,213	US$	236,433,718
Deposits received from customers		53,150,261		51,529,795
Short term bank loans		212,363,818		217,940,471
Current portion of long term loans, net of unamortized debt issuance costs		25,086,705		21,141,029
Income tax payable, current		3,229,510		3,421,486
Accrued expenses		19,499,647		24,045,902
Due to related party		6,820,963		5,959,752
Deferred income		1,259,842		1,453,282
Operating lease liabilities, current		492,494		-
Other current liabilities		3,452,129		3,288,344
Total Current Liabilities		552,120,582		565,213,779

Long term loans, less current portion and net of unamortized debt issuance costs		5,426,193		14,429,404
Operating lease liabilities, non-current		797,107		-
Income tax payable, non-current		9,259,307		9,259,307
Total Non-current Liabilities		15,482,607		23,688,711
Total Liabilities		567,603,189		588,902,490

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of March 31, 2019 and December 31, 2018		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		20,911,801		20,007,007
Accumulated other comprehensive income		10,516,102		6,655,803
Retained earnings		186,601,111		178,535,378
Total SORL Auto Parts, Inc. Stockholders’ Equity		189,484,969		176,654,143
Noncontrolling Interest In Subsidiaries		30,249,142		28,814,893
Total Equity		219,734,111		205,469,036
Total Liabilities and Equity	US$	787,337,300	US$	794,371,526

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Three months Ended March 31, 2019 and 2018 (Unaudited)

	Three months ended March 31,
	2019		2018

Sales	US$	136,219,924	US$	107,726,682
Include: sales to related parties		10,646,746		7,701,054
Cost of sales		99,699,354		77,527,196
Gross profit		36,520,570		30,199,486

Expenses:
Selling and distribution expenses		12,884,567		10,037,861
General and administrative expenses		7,374,893		4,773,778
Research and development expenses		4,951,536		3,590,402
Total operating expenses		25,210,996		18,402,041

Other operating income, net		2,462,602		2,197,324

Income from operations		13,772,176		13,994,769

Interest income		1,736,775		1,488,264
Government grants		1,792,412		133,933
Other income		54,680		27,066
Interest expenses		(3,972,498)		(3,353,711)
Exchange differences		(1,061,005)		(601,286)
Other expenses		(477,919)		(890,814)

Income before income taxes provision		11,844,621		10,798,221

Provision for income taxes		1,868,767		1,605,441

Net income	US$	9,975,854	US$	9,192,780

Net income attributable to noncontrolling interest in subsidiaries		1,005,327		919,278

Net income attributable to common stockholders	US$	8,970,527	US$	8,273,502

Comprehensive income:

Net income	US$	9,975,854	US$	9,192,780
Foreign currency translation adjustments		4,289,221		8,044,534
Comprehensive income		14,265,075		17,237,314
Comprehensive income attributable to noncontrolling interest in subsidiaries		1,434,249		1,723,731
Comprehensive income attributable to common stockholders	US$	12,830,826	US$	15,513,583

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	0.46	US$	0.43

EPS - diluted	US$	0.46	US$	0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019		2018
Cash Flows From Operating Activities
Net income	US$	9,975,854	US$	9,192,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts		(79,426)		278,397
Depreciation and amortization		3,382,629		2,847,303
Deferred income tax		580,171		900,839
Gain on disposal of property and equipment		(29,768)		-
Amortization of debt issuance costs		181,333		372,025
Changes in assets and liabilities:
Accounts receivable		(25,606,528)		(32,888,322)
Bank acceptance notes from customers		(10,059,686)		12,354,888
Inventories, net		20,637,304		996,280
Prepayments		(9,630,754)		(14,987,105)
Other currents assets, net		3,162,436		(1,890,438)
Operating lease right of use assets		125,799		-
Accounts payable and bank acceptance notes to vendors		(13,728,060)		63,073,488
Deposits received from customers		621,908		5,123,039
Income tax payable		(207,909)		(1,635,670)
Deferred income		(219,320)		(129,981)
Operating lease liabilities		(326,476)		-
Other current liabilities and accrued expenses		(4,598,818)		(7,302,268)
Net Cash Flows Provided By (Used In) Operating Activities		(25,819,311)		36,305,255

Cash Flows From Investing Activities
Acquisition of property, equipment, plant and land use rights		(13,252,877)		(19,682,775)
Advances to related parties		(15,305,460)		(67,694,035)
Repayment of advances to related parties		-		5,821,183
Net Cash Flows Used In Investing Activities		(28,558,337)		(81,555,627)

Cash Flows From Financing Activities
Proceeds from short term bank loans		113,629,530		222,636,613
Repayment of short term bank loans		(123,310,819)		(115,398,302)
Proceeds from related parties		739,289		264,565,400
Repayments to related parties		-		(256,883,171)
Repayment of long term loans		(5,869,199)		(6,401,331)
Net Cash Flows Provided By (Used In) Financing Activities		(14,811,199)		108,519,209

Effects on changes in foreign exchange rate		1,470,485		1,418,555
Net change in cash, cash equivalents and restricted cash		(67,718,362)		64,687,392
Cash, cash equivalents, and restricted cash - beginning of the period		110,962,606		4,598,176
Cash, cash equivalents, and restricted cash - end of the period	US$	43,244,244	US$	69,285,568

Supplemental Cash Flow Disclosures:
Interest paid	US$	2,903,589	US$	2,278,298
Income taxes paid	US$	1,471,174	US$	2,340,272

Non-cash Investing and Financing Transactions
Loans from related party in the form of bank acceptance notes	US$	-	US$	32,791,380
Repayments to related party in the form of bank acceptance notes	US$	-	US$	5,846,083

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	8,024,006	US$	22,682,734
Restricted cash, current		16,804,852		46,602,834
Restricted cash, non-current		18,415,386		-
Total cash, cash equivalents, and restricted cash at end of the period	US$	43,244,244	US$	69,285,568

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

						Accumulated	Total SORL Auto
			Additional			Other	Parts, Inc.
	Number of	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Balance as of December 31, 2018	19,304,921	$38,609	$(28,582,654)	$20,007,007	$178,535,378	$6,655,803	$176,654,143	$28,814,893	$205,469,036

Net income	-	-	-	-	8,970,527	-	8,970,527	1,005,327	9,975,854

Foreign currency translation adjustment	-	-	-	-	-	3,860,299	3,860,299	428,922	4,289,221

Transfer to reserve	-	-	-	904,794	(904,794)	-	-	-	-

Balance as of March 31, 2019	19,304,921	$38,609	$(28,582,654)	$20,911,801	$186,601,111	$10,516,102	$189,484,969	$30,249,142	$219,734,111

						Accumulated	Total SORL Auto
			Additional			Other	Parts, Inc.
	Number of	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	8,273,502	-	8,273,502	919,278	9,192,780

Foreign currency translation adjustment	-	-	-	-	-	7,240,081	7,240,081	804,453	8,044,534

Transfer to reserve	-	-	-	827,350	(827,350)	-	-	-	-

Balance as of March 31, 2018	19,304,921	$38,609	$(28,582,654)	$18,389,707	$175,690,481	$23,143,269	$188,679,412	$28,849,833	$217,529,245

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On November 11, 2009, the Company, through its wholly owned subsidiary, Fairford, entered into a joint venture agreement with MGR Hong Kong Limited (“MGR”), a Hong Kong-based global auto parts distribution specialist firm and an unaffiliated Taiwanese individual investor. The joint venture was named SORL International Holding, Ltd. (“SIH”) based in Hong Kong. SORL held a 60% interest in the joint venture, MGR held a 30% interest, and the Taiwanese individual investor held a 10% interest. SIH was primarily devoted to expanding SORL’s international sales network in Asia-Pacific and creating a larger footprint in Europe and Africa with a target to create a truly global distribution network. In December 2015, due to poor financial performance of SIH, Fairfold sold all of its interest in SIH to the Taiwanese investor. After this transaction, SIH ceased to be a distributor of SORL in the international market.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(1)	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of December 31, 2018 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other reports filed with the SEC.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and payable, bank acceptance notes from customers and to vendors, inventories, current prepayments, current deposits on loan agreements, other current assets, short term bank loans, current portion of long term loans, deposits received from customers, deferred income, current income tax payable, accrued expenses, current operating lease liabilities, and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

Restricted cash, current consists of bank deposits used to pledge bank acceptance notes, deposits for obtaining letters of credit from a local bank, and bank deposit held as a guarantee for the loans obtained by Wenzhou Lichuang Automobile Parts Co., Ltd., a related party, from the bank. Also see Note D for details on the guarantee provided to related party.

Restricted cash, non-current consists of deposits guaranteed for construction projects and the non-current portion of certain bank deposits used to pledge for bank acceptance notes.

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

Bank acceptance notes receivable generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties. Bank acceptance notes do not bear interest. As of March 31, 2019 and December 31, 2018, bank acceptance notes from customers in the amount of $65,408,481 and $58,458,890, respectively, were pledged to endorsing banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes from customers for cash before the maturity of the notes and such discount fees are included in interest expenses on the accompanying unaudited consolidated statements of income and comprehensive income.

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

NOTE C - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (as amended by ASU 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, collectively ASC Topic 842), using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. The Company elected not to record assets and liabilities on its consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

The primary impact of applying ASC Topic 842 is the initial recognition of $1.6 million of lease liabilities and corresponding right-of-use assets on the Company’s consolidated balance sheet as of January 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangements. There is no cumulative effect to retained earnings or other components of equity recognized as of January 1, 2019 and the adoption of this standard did not impact the consolidated statement of income and comprehensive income or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of March 31, 2019. See Note N for further discussion.

NOTE D - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business during the reporting periods consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. (“Ruili Group”)	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”)	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (“Ruian Kormee” and formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”)	Wholly controlled by Guangzhou Kormee

Changchun Kormee Auto Electric Co., Ltd. (“Changchun Kormee”)	Wholley controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”)	Ruili Group holds 49% of the equity interests in Shanghai Dachao

Ruili MeiLian Air Management System (LangFang) Co., Ltd. (“Ruili Meilian”)	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. (“Wenzhou Lichuang”)	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. (“Ningbo Ruili”)	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. (“Shanghai Ruili”)	Wholly owned by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. (“Kunshan Yuetu”)	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. (“Shanghai Tabouk”)	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

Hangzhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

Hangzhou Hangcheng Friction Material Co., Ltd. (“Hangzhou Hangcheng”)	Controlled by Ruili Group

Hangzhou Ruili Binkang Real Estate Development Co. Ltd.	Controlled by Hangzhou Ruili Property Development Co., Ltd.

Hangzhou Ruili Real Estate Group Co. Ltd.	Controlled by Ruili Group

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang, Hangzhou Hangcheng, Changchun Kormee, and molds from Ningbo Ruili used in its production.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Ruian Kormee, Shanghai Tabouk, Changchun Kormee and Ruili Meilian.

The following related party transactions occurred for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$3,087,121	$-
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	662,454	355,493
Shanghai Dachao Electric Technology Co., Ltd.	235,170	145,618
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	76,802	2,471,243
Ruili Group Co., Ltd.	1,855,637	1,716,788
Hangzhou HangCheng Friction Material Co., Ltd.	14,792	-
Ningbo Ruili Equipment Co., Ltd.	537,301	-
Changchun Kormee Auto Electric Co., Ltd.	35,943	-
Wenzhou Lichuang Automobile Parts Co., Ltd.	2,096,145	1,781,716
Total purchases	$8,601,365	$6,470,858
SALES TO:
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$25,136	$-
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	2,757,243	2,353,028
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	638,902	529,873
Ruili Group Co., Ltd.	6,842,914	4,411,287
Changchun Kormee Auto Electric Co., Ltd.	35,943	-
Shanghai Tabouk Auto Components Co., Ltd.	346,608	406,866
Total sales	$10,646,746	$7,701,054

	As of March 31, 2019	As of December 31, 2018
ADVANCES TO RELATED PARTY

Ruili Group Co., Ltd.	$98,136,035	$79,739,417

Total	$98,136,035	$79,739,417

ACCOUNTS RECEIVABLE FROM RELATED PARTY

Shanghai Tabouk Auto Components Co., Ltd	$341,110	$261,889

Total	$341,110	$261,889

PREPAYMENT TO RELATED PARTY

Ningbo Ruili Equipment Co., Ltd.	$5,129,110	$3,670,573

Total	$5,129,110	$3,670,573

ACCOUNTS PAYABLE TO RELATED PARTIES

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	24,562,350	7,877,485
Shanghai Dachao Electric Technology Co., Ltd.	28,958	56,883
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	622,908	5,628,155
Wenzhou Lichuang Auto Parts Co., Ltd.	4,953,700	9,898,777
Changchun Kormee Auto Electric Co., Ltd.	-	9,206
Hangzhou HangCheng Friction Material Co., Ltd.	-	334,694

Total	$30,167,916	$23,805,200

	As of March 31, 2019	As of December 31, 2018
DUE TO RELATED PARTY

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$6,820,963	$5,959,752

	$6,820,963	$5,959,752

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group were due on demand, unsecured, and bear no interest during the year ended December 31, 2017. In year 2018, the Company charged Ruili Group an interest on the average balance advanced to them. The Company recorded interests of $1,394,267 with Ruili Group during the three months ended March 31, 2019, representing an effective interest rate of approximately 6.33% per annum.

During the three months ended March 31, 2019, the Company obtained net proceeds of $739,289 in cash from related parties. In the same period, the Company provided Ruili Group net proceeds of $15,305,460.

The Company entered into a lease agreement with Ruili Group. See Note N for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank in the amount of RMB 40,000,000 (approximately $ 5,828,185) for a period of 12 months starting on October 24, 2016. The credit line was renewed on October 19, 2017 for 6 months. On April 13, 2018, Ruili Group and the bank reached another extension agreement and the guarantee will be provided by the Company until April 12, 2019.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 210,000,000 (approximately $ 30,597,972) for the period from July 20, 2018 to July 20, 2028.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB 71,000,000 (approximately $10,345,029) for the period from February 12, 2019 to January 16, 2020.

 The Company also has a bank deposit in the amount of RMB 20,000,000 (approximately $2,914,093) used as a guarantee for loans obtained by Wenzhou Lichuang from China Merchant Bank. The amount was included in restricted cash, current.

The Company has short term bank loans guaranteed or pledged by related parties. See Note J for more details.

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts receivable	$192,913,727	$163,903,305
Less: allowance for doubtful accounts	(14,042,200)	(13,855,508)
Accounts receivable, net	$178,871,527	$150,047,797

No customer individually accounted for more than 10% of the Company’s revenues or accounts receivable for the three months ended March 31, 2019 and 2018. The changes in the allowance for doubtful accounts at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Beginning balance	$13,855,508	$13,927,156
Add: Increase (Decrease) to allowance	(79,426)	610,610
Effects on changes in foreign exchange rate	266,118	(682,258)
Ending balance	$14,042,200	$13,855,508

NOTE F - INVENTORIES, NET

At March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Raw Materials	$43,083,794	$53,821,973
Work in process	78,087,090	89,516,949
Finished Goods	68,229,467	62,674,252
Less: Write-down of inventories	(2,016,212)	(1,727,747)
Total Inventory	$187,384,139	$204,285,427

The write-down of inventories amounted to $691,570 and $nil for the three months ended March 31, 2019 and 2018, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Machinery	$138,421,155	$130,912,861
Molds	1,299,283	1,274,729
Office equipment	4,013,170	3,566,772
Vehicles	6,322,725	5,956,822
Buildings	21,007,127	20,610,137
Construction in progress	15,458,570	8,641,271
Leasehold improvements	472,424	463,497
Sub-Total	186,994,454	171,426,089

Less: Accumulated depreciation	(79,931,250)	(75,372,703)

Property, plant and equipment, net	$107,063,204	$96,053,386

Depreciation expense charged to operations was $3,117,643 and $2,711,374 for the three months ended March 31, 2019 and 2018, respectively.

NOTE H - LAND USE RIGHTS, NET

The balances for land use rights, net, as of March 31, 2019 and December 31, 2018 are as the following:

	March 31,	December 31,
	2019	2018
Cost	$22,713,004	$22,283,776
Less: Accumulated amortization	(1,357,013)	(1,159,321)
Land use rights, net	$21,355,991	$21,124,455

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. As of December 31, 2018, the purchase price of RMB 72.02 million (approximately $11.13 million ) was fully paid. As of the filing date, the title to the land use rights has not been transferred. The payments were included as prepayment, non-current as of  March 31, 2019 and December 31, 2018 on the accompanying consolidated balance sheets.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 42.54 million (approximately $6.43 million) was made during the year ended December 31, 2018. As of the filing date, the title to the land use rights has not been transferred to the Company. The payments were included in prepayment, non-current as of March 31, 2019 and December 31, 2018 on the accompanying consolidated balance sheets.

Amortization expenses were $173,687 and $132,523 for the three months ended March 31, 2019 and 2018, respectively.

NOTE I - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Deferred tax assets
Allowance for doubtful accounts	$2,235,493	$2,205,048
Revenue (net of cost)	331,492	308,046
Unpaid accrued expenses	(87,797)	501,276
Warranty	1,087,357	1,059,468
Deferred tax assets	3,566,545	4,073,838
Valuation allowance	-	-
Net deferred tax assets	$3,566,545	$4,073,838

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE J - SHORT TERM BANK LOANS

Bank loans represented the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Secured	$212,363,818	$217,940,471
Total short term bank loan	$212,363,818	$217,940,471

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Minsheng Bank, Industrial Bank and China Construction Bank to finance general working capital as well as new acquisition of property, plant, and equipment. Interest rate for the loans outstanding during the three months ended March 31, 2019 ranged from 1.35% to 5.44% per annum. The maturity dates of the loans existing as of March 31, 2019 ranged from June 6, 2019 to March 20, 2020. The interest expenses, including discount fees, were $3,435,416 and $2,294,328 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, corporate or personal guarantees provided for those bank loans were as follows:

$32,672,459	Pledged by Ruili Group, a related party, with its land use rights and properties.

$66,830,027	Pledged by Shanghai Ruili, a related party, with its properties. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$7,201,307	Guaranteed by Ruili Group, a related party, Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$5,710,518	Guaranteed by Ruili Group, a related party.

$38,612,906	Pledged by Hangzhou Ruili Property Development Ltd., a related party, with its properties. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$37,127,794	Pledged by Shanghai Ruili, a related party, with its properties. Guaranteed by Shanghai Ruili, a related party. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$7,425,559	Pledged by the Company with bank deposits.

$4,455,335	Pledged by Hangzhou Ruili Binkang Real Estate Development Co. Ltd., a related party, with its properties; Guaranteed by Hangzhou Ruili Property Development Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

$2,451,920	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties.

$2,450,434	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties.

$7,425,559	Pledged by the Company; Guaranteed by Hangzhou Ruili Property Development Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.

NOTE K - LONG TERM LOANS

	March 31,	December 31,
	2019	2018
Aggregate outstanding principal balance	$30,936,398	$36,165,550
Less: unamortized debt issuance costs, non-current portion	(423,500)	(595,117)
Less: current portion, net of unamortized debt issuance costs	(25,086,705)	(21,141,029)
Non-current portion	$5,426,193	$14,429,404

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of RMB 5,000,000 (approximately $742,324). The repayments of principal totaled $2,467,526 and $2,593,828 for the three months ended March 31, 2019 and 2018, respectively.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash of RMB7,320,000 (approximately $1,025,248). The repayments of principal totaled $3,401,673 and $3,932,820 for the three months ended March 31, 2019 and 2018, respectively.

The interest expenses for long term loans, including the amortization of debt issuance costs, were $537,082 and $1,059,383 for the three months ended March 31, 2019 and 2018, respectively.

NOTE L - REVENUES FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by product type. See Note P for information regarding revenue disaggregation by product type.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of March 31, 2019 and December 31, 2018, the Company recorded a deferred revenue liability of $53,150,261 and $51,529,795, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the three months ended March 31, 2019, the Company recognized $12,667,148 of deferred revenue included in the opening balance of deposits received from customers. The amount was included in sales on the accompanying consolidated statement of income and comprehensive income.

NOTE M - INCOME TAXES

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty of $587,821 in the year ended December 31, 2018. The Company recognized additional interest and penalty of $77,415 in the three months ended March 31, 2019. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of March 31, 2019, $2,528,913 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The Company elected to account for GILTI tax in the period the tax is incurred, and therefore included it in estimating the annual effective tax rate.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2018, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a fourth time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2018, 2019 and 2020.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
US statutory income tax rate	21.00%	21.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-21.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-1.79%	-2.51%
Effects of expenses not deductible for tax purposes	1.91%	0.52%
Other items	0.65%	1.86%
Effective tax rate	15.78%	14.87%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Current	$1,288,596	$704,603
Deferred	580,171	900,838
Total	$1,868,767	$1,605,441

NOTE N - OPERATING LEASES

The Company entered into various operating lease agreements for certain of its staff dormitories including a lease agreement with its related party.

In December 2006, Ruian entered into a lease agreement with Ruili Group Co., Ltd., a related party, for the lease of two apartment buildings for Ruian’s management personnel and staff. The initial lease term was from January 2013 to December 2016. This lease was amended in 2013, with a new lease term from January 1, 2013 to December 31, 2022. The annual lease expense is RMB 2,100,000 (approximately $305,980).

Balance sheet information related to operating leases is as follows:

March 31, 2019
Operating lease right of use assets	$1,222,064

Operating lease liabilities, current	$492,494
Operating lease liabilities, non-current	797,107
Total operating lease liabilities	$1,289,601

For the three months ended March 31, 2019, the Company had operating lease costs of $144,117 and the reduction in operating lease right of use assets was $125,799. Cash paid for amounts included in the measurement of operating lease liabilities was $344,794 during the three months ended March 31, 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our leases are as follows:

March 31, 2019
Weighted-average remaining lease term	3 years

Weighted-average discount rate	5.24%

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2019:

2019 (remaining)	$470,285
2020	311,873
2021	311,873
2022	311,873
2023 and thereafter	-
Total lease payment	1,405,904
Less imputed interest	(116,303)
Total lease liabilities	$1,289,601

NOTE O - WARRANTY CLAIMS

Warranty claims were $1,008,084 and $833,684 for the three months ended March 31, 2019 and 2018, respectively. Warranty claims are included in selling and distribution expenses on the accompanying consolidated statements of income and comprehensive income. Accrued warranty expenses are included in the balances of accrued expenses on the accompanying consolidated balance sheets. The movement of accrued warranty expenses for the three months ended March 31, 2019 was as follows:

Beginning balance at January 1, 2019	$7,063,122
Aggregate increase for new warranties issued during current period	1,008,084
Aggregate reduction for payments made and effect of exchange rate fluctuation	(822,156)
Ending balance at March 31, 2019	$7,249,050

NOTE P - SEGMENT INFORMATION

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicle Brake Systems.

For the reporting periods, all of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$108,381,809	$91,615,325
Passenger vehicles brake systems	27,838,115	16,111,357

Net sales	$136,219,924	$107,726,682
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$31,419,163	$25,769,805
Passenger vehicles brake systems	5,101,407	4,429,681
Gross profit	$36,520,570	$30,199,486
Selling and distribution expenses	12,884,567	10,037,861
General and administrative expenses	7,374,893	4,773,778
Research and development expenses	4,951,536	3,590,402

Other operating income, net	2,462,602	2,197,324

Income from operations	13,772,176	13,994,769

Interest income	1,736,775	1,488,264
Government grants	1,792,412	133,933
Other income	54,680	27,066
Interest expenses	(3,972,498)	(3,353,711)
Exchange differences	(1,061,005)	(601,286)
Other expenses	(477,919)	(890,814)
Income before income tax expense	$11,844,621	$10,798,221
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$10,543,989	$16,738,232
Passenger vehicles brake systems	2,708,888	2,944,543

Total	$13,252,877	$19,682,775
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$2,691,220	$2,421,346
Passenger vehicles brake systems	691,409	425,957

Total	$3,382,629	$2,847,303

	March 31, 2019	December 31, 2018

TOTAL ASSETS
Commercial vehicles brake systems	$626,405,556	$492,348,129
Passenger vehicles brake systems	160,931,744	89,967,813

Total	$787,337,300	$582,315,942

	March 31, 2019	December 31, 2018

LONG LIVED ASSETS
Commercial vehicles brake systems	$151,639,513	$106,779,681
Passenger vehicles brake systems	38,958,165	19,512,076

Total	$190,597,678	$126,291,757

NOTE Q - CONTINGENCIES

(1)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use rights certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2)	The Company purchased the Development Zone Facility from Ruili Group on May 5, 2016. As of the filing date, the Company has not yet obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(3)	The information of lease commitments is provided in Note N.

(4)	The information of guarantees and assets pledged is provided in Note D.

NOTE R - SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans in an aggregate amount of approximately $14.3 million from Industrial Bank Co., Ltd. and China Zheshang Bank. Interest rate for those loans range from 4.57% to 5.22% per annum. The maturity date of the loans existing as of the filing date is April 17, 2020. The Company continuously pledged bank acceptance notes to obtain loans from China Zheshang Bank.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $7.3 million to China Zheshang Bank.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with SEC from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Some of the factors that could cause actual results to differ include: our ability to effectively implement our business strategy; our ability to handle downward pricing pressures on our products; and our ability to accurately or effectively plan our production or supply needs. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which is available on the SEC’s website at www.sec.gov. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of our accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the Year ended December 31, 2018.

See Note M to the attached Unaudited Consolidated Financial Statements for the information regarding changes in taxation by the government of China.

RESULTS OF OPERATIONS

The following statements are about results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Sales

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	(U.S. dollars in millions)
Commercial vehicle brake systems	$108.4	80%	$91.6	85%

Passenger vehicle brake systems	$27.8	20%	$16.1	15%

Total	$136.2	100%	$107.7	100%

The sales were $136.2 million and $107.7 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $28.5 million or 26.5%. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM and aftermarket market.

The sales from commercial vehicle brake systems increased by $16.8 million or 18.3%, to $108.4 million for the first fiscal quarter of 2019, compared to $91.6 million for the same period of 2018. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from passenger vehicle brake systems increased by $11.7 million or 72.7%, to $27.8 million for the first fiscal quarter of 2019, compared to $16.1 million for the same period of 2018. The increase was mainly due to the increase of passenger vehicle market in the first fiscal quarter of 2018.

A breakdown of net sales revenue for these markets for the first fiscal quarter of the 2019 and 2018, respectively, is set forth below:

	Three Months	Percent	Three Months	Percent
	Ended	of	Ended	of
	March 31, 2019	Total Sales	March 31, 2018	Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$74.9	55.0%	$51.8	48.1%	44.6%
China aftermarket	$43.3	31.8%	$38.0	35.3%	13.9%
International market	$18.0	13.2%	$17.9	16.6%	0.6%
Total	$136.2	100.0%	$107.7	100.0%	26.5%

Considering the increase of the production and sales of the trucks for the first fiscal quarter of 2019 in the automobile industry, our sales to the Chinese OEM Market increased by 23.1 million or 44.6%, to $74.9 million for the first fiscal quarter of 2019, compared to $51.8 million for the same period of 2018.

Our sales to the China aftermarket increased by $5.3 million or 13.9%, to $43.3 million for the first fiscal quarter of 2019, compared to $38.0 million for the same period of 2018. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Sales of our new model products, applicable to both the Chinese OEM Market and Chinese Aftermarket, also increased during the three months ended March 31, 2019. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket.

Our export sales increased by $0.1 million or 0.6%, to $18.0 million for the first fiscal quarter of 2019, as compared to $17.9 million for the same period of 2018. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2019 were $99.7 million, an increase of $22.1 million or 28.6%, from $77.5 million for the same period last year. Our gross profit increased by 20.9% from $30.2 million for the first fiscal quarter of 2018 to $36.5 million for the first fiscal quarter of 2019.

Gross margin changed to 26.8% for the three months ended March 31, 2019 from 28.0% for the three months ended March 31, 2018. The decrease was mainly due to our further price promotion to strengthen our competitiveness and increase our market share in the first fiscal quarter of 2019. We intend to focus in 2019 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months ended March 31, 2019 was $77.0 million, an increase of $11.2 million or 17.0% from $65.8 million for the same period last year. The gross profit from commercial vehicle brake systems increased by 21.7% from $25.8 million for the first fiscal quarter of 2018 to $31.4 million for the first fiscal quarter of 2019. Gross margin from commercial vehicle brake systems increased to 29.0% from 28.1% for the three months ended March 31, 2019 compared with 2018. We intend to focus in 2019 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from passenger vehicle brake systems for the three months ended March 31, 2019 was $22.7 million, an increase of $11.0 million or 94.0% from $11.7 million for the same period last year. The gross profit from passenger vehicle brake systems increased by 15.9% from $4.4 million for the first fiscal quarter of 2018 to $5.1 million for the first fiscal quarter of 2019. Gross margin from passenger vehicle brake systems changed to 18.3% from 27.5% for the three months ended March 31, 2019 compared with 2018. The decrease was mainly due to our further price promotion to strengthen our competitiveness and increase our market share in the first fiscal quarter of 2019.

Selling and Distribution Expenses

Selling and distribution expenses were $12.9 million for the three months ended March 31, 2019, as compared to $10.0 million for the same period of 2018, an increase of $2.8 million or 28.4%.

The increase was mainly due to increased freight expense, packaging expense and labor costs. As the percentage of sales revenue, selling expenses percentage increased to 9.5% for the three months ended March 31, 2019, as compared to 9.3% for the same period of 2018.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended March 31, 2019, as compared to $4.7 million for the same period of 2018, an increase of $2.6 million or 54.5%. The increase was mainly due to the increase in allowance for doubtful accounts and labor costs during this quarter. As a percentage of sales revenue, general and administrative expenses increased to 5.4% for the three months ended March 31, 2019, as compared to 4.4% for the same period of 2018.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include first-party development costs. For the three months ended March 31, 2019, research and development expenses were $5.0 million, as compared to $3.6 million for the same period of 2018, an increase of $1.4 million.

Other Operating Income

Other operating income was $2.5 million for the three months ended March 31, 2019, as compared to $2.2 million for the three months ended March 31, 2018, an increase of $0.3 million. The increase was mainly due to an increase in sales of raw material scraps for the three months ended March 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased to $3.4 million for the three months ended March 31, 2019, as compared to that of $2.8 million for the same period of 2018, an increase of $0.6 million. The increase was mainly due to some new addition in PPE and the purchase of land for the three months ended March 31, 2019.

Interest Income

Interest income for the three months ended March 31, 2019 increased by $0.2 million to $1.7 million from $1.5 million for the same period of 2018, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the three months ended March 31, 2019 increased by $0.6 million to $4.0 million from $3.4 million for the same period of 2018, mainly due to increased amount of average loans outstanding during the period.

Income Tax

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in the amount of $587,820 in the year ended December 31, 2018. The Company recognized additional interest and penalty of $77,415 in the three months ended March 31, 2019. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of March 31, 2019, $2,528,913 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The Company elected to account for GILTI tax in the period the tax is incurred, and therefore included it in estimating the annual effective tax rate.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2018, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a fourth time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2018, 2019 and 2020.

Income tax expenses of $1.9 million and $1.6 million were recorded for the fiscal quarter ended March 31, 2019 and 2018, respectively.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to non-controlling interest in subsidiaries amounted to $1.0 million and $0.9 million for the first fiscal quarter ended March 31, 2019 and 2018, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended March 31, 2019 increased by $0.7 million, to $9.0 million from $8.3 million for the fiscal quarter ended March 31, 2018 due to the increased sales and change in gross profit. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended March 31, 2019 and 2018, were $0.46 and $0.43.

Liquidity and Capital Resources

CASH FLOWS

As of March 31, 2019, the Company had cash and cash equivalents of $8.0 million, as compared to cash and cash equivalents, of $73.6 million as of December 31, 2018. The Company had working capital of $44.6 million at March 31, 2019, as compared to working capital of $47.3 million at December 31, 2018, reflecting current ratios of 1.1:1 and 1.1:1, respectively.

OPERATING - Net cash used in operating activities was $25.8 million for the three months ended March 31, 2019 compared with $36.3 million of net cash provided by operating activities in the same period of 2018, a decrease of $62.1 million, primarily due to the increased cash outflow resulted by changes in bank acceptance notes receivable and accounts payable and bank acceptance notes to vendors.

INVESTING - During the three months ended March 31, 2019, the Company expended net cash of $28.6 million in investing activities, mainly for acquisition of new equipment and land use rights to support the growth of the business and advances to related parties. For the three months ended March 31, 2018, the Company expended net cash of $81.6 million in investing activities.

FINANCING - During the three months ended March 31, 2019, the cash used in financing activities was $14.8 million. The cash provided by financing activities was $108.5 million for the three months ended March 31, 2018. The decrease was due to the decreased short term bank loans obtained from local commercial banks.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of March 31, 2019, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2019, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of March 31, 2019, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : May 15, 2019	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)