Form 10-Q
period 2019-06-30
SORL Auto Parts Inc
filed 2019-08-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of August 14, 2019 there were 19,304,921 shares of Common Stock outstanding

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

i

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30, 2019		December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	10,294,982	US$	73,588,229
Accounts receivable, net, including $333,881 and $261,889 from related parties as of June 30, 2019 and December 31, 2018, respectively		184,101,294		150,047,797
Bank acceptance notes from customers		73,736,320		62,052,225
Inventories, net		183,519,272		204,285,427
Prepayments, current, including $4,421,841 and $3,670,573 to related party at June 30, 2019 and December 31, 2018, respectively		16,228,104		7,776,591
Restricted cash, current		14,572,162		19,307,003
Advances to related parties		76,586,592		79,739,417
Deposits on loan agreements, current		5,091,131		-
Other current assets, net		11,432,369		15,697,448
Total Current Assets		575,562,226		612,494,137

Property, plant and equipment, net		112,336,122		96,053,386
Land use rights, net		20,745,600		21,124,455
Intangible assets, net		39,291		220,232
Deposits on loan agreements, non-current		5,091,131		10,199,324
Prepayments, non-current		35,977,118		31,575,238
Other assets, non-current		1,633,292		563,542
Restricted cash, non-current		17,164,385		18,067,374
Deferred tax assets		4,523,866		4,073,838
Total Non-current Assets		197,510,805		181,877,389
Total Assets	US$	773,073,031	US$	794,371,526

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $18,956,493 and $23,805,200 due to related parties at June 30, 2019 and December 31, 2018, respectively	US$	193,279,964	US$	236,433,718
Deposits received from customers		60,023,972		51,529,795
Short term bank loans		224,366,412		217,940,471
Current portion of long term loans, net of unamortized debt issuance costs		21,976,961		21,141,029
Income tax payable, current		4,481,767		3,421,486
Accrued expenses		22,858,419		24,045,902
Due to related party		7,774,184		5,959,752
Deferred income		1,088,856		1,453,282
Other current liabilities		4,040,963		3,288,344
Total Current Liabilities		539,891,498		565,213,779

Long term loans, less current portion and net of unamortized debt issuance costs		2,895,552		14,429,404
Operating lease liabilities, non-current		714,307		-
Income tax payable, non-current		8,377,468		9,259,307
Total Non-current Liabilities		11,987,327		23,688,711
Total Liabilities		551,878,825		588,902,490

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of June 30, 2019 and December 31, 2018		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		21,480,613		20,007,007
Accumulated other comprehensive income		6,187,063		6,655,803
Retained earnings		191,670,424		178,535,378
Total SORL Auto Parts, Inc. Stockholders’ Equity		190,794,055		176,654,143
Noncontrolling Interest In Subsidiaries		30,400,151		28,814,893
Total Equity		221,194,206		205,469,036
Total Liabilities and Equity	US$	773,073,031	US$	794,371,526

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018

Sales	US$	139,373,482	US$	128,504,952	US$	275,593,406	US$	236,231,634
Include: sales to related parties		7,971,932		5,962,527		18,618,678		13,663,581
Cost of sales		103,104,120		94,074,682		202,803,474		171,601,878
Gross profit		36,269,362		34,430,270		72,789,932		64,629,756

Expenses:
Selling and distribution expenses		16,463,830		13,956,009		29,348,397		23,993,870
General and administrative expenses		9,221,426		7,694,411		16,596,319		12,468,189
Research and development expenses		6,981,251		5,331,956		11,932,787		8,922,358
Total operating expenses		32,666,507		26,982,376		57,877,503		45,384,417

Other operating income, net		2,495,568		2,379,227		4,958,170		4,576,551

Income from operations		6,098,423		9,827,121		19,870,599		23,821,890

Interest income		1,479,841		811,580		3,216,616		2,299,844
Government grants		1,707,433		609,592		3,499,845		743,525
Other income		40,349		175,627		95,029		202,693
Interest expenses		(3,173,047)		(3,529,416)		(7,145,545)		(6,883,127)
Exchange differences		537,875		1,091,208		(523,130)		489,922
Other expenses		(90,772)		(254,271)		(568,691)		(1,145,085)

Income before income taxes provision		6,600,102		8,731,441		18,444,723		19,529,662

Provision for income taxes		329,964		1,238,752		2,198,731		2,844,193

Net income	US$	6,270,138	US$	7,492,689	US$	16,245,992	US$	16,685,469

Net income attributable to noncontrolling interest in subsidiaries		632,013		749,269		1,637,340		1,668,547

Net income attributable to common stockholders	US$	5,638,125	US$	6,743,420	US$	14,608,652	US$	15,016,922

Comprehensive income:

Net income	US$	6,270,138	US$	7,492,689	US$	16,245,992	US$	16,685,469
Foreign currency translation adjustments		(4,810,043)		(11,013,074)		(520,822)		(2,968,540)
Comprehensive income (loss)		1,460,095		(3,520,385)		15,725,170		13,716,929
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries		151,009		(352,038)		1,585,258		1,371,693
Comprehensive income (loss) attributable to common stockholders	US$	1,309,086	US$	(3,168,347)	US$	14,139,912	US$	12,345,236

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.29	US$	0.35	US$	0.76	US$	0.78

EPS - diluted	US$	0.29	US$	0.35	US$	0.76	US$	0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Six months ended June 30,
	2019		2018
Cash Flows From Operating Activities
Net income	US$	16,245,992	US$	16,685,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts		1,633,832		1,445,353
Depreciation and amortization		6,927,367		5,832,558
Deferred income tax		(461,097)		642,345
Gain on disposal of property and equipment		(38,330)		(73,809)
Amortization of debt issuance costs		325,413		697,633
Changes in assets and liabilities:
Accounts receivable		(36,315,794)		(52,930,675)
Bank acceptance notes from customers		(11,918,635)		36,822,604
Inventories, net		20,653,641		(24,642,342)
Prepayments		(8,856,410)		(25,749,865)
Other currents assets, net		2,048,887		(5,158,214)
Accounts payable and bank acceptance notes to vendors		(43,192,905)		99,655,568
Deposits received from customers		8,669,926		20,470,159
Income tax payable		189,523		(1,918,494)
Deferred income		(365,935)		(259,132)
Other current liabilities and accrued expenses		(757,093)		(5,426,422)
Net Cash Flows Provided By (Used in) Operating Activities		(45,211,618)		66,092,736

Cash Flows From Investing Activities
Acquisition of property, equipment, plant and land use rights		(27,478,369)		(33,712,960)
Advances to related parties		(15,305,460)		(190,438,634)
Repayment of advances to related parties		20,849,370		222,337,244
Proceeds from disposal of property and equipment		528		-
Net Cash Flows Used In Investing Activities		(21,933,931)		(1,814,350)

Cash Flows From Financing Activities
Proceeds from short term bank loans		213,297,377		296,959,191
Repayment of short term bank loans		(206,444,518)		(256,944,835)
Proceeds from related parties		1,843,951		311,026,410
Repayments to related parties		-		(328,443,191)
Repayment of long term loans		(11,078,979)		(12,800,786)
Net Cash Flows Provided By (Used In) Financing Activities		(2,382,169)		9,796,789

Effects on changes in foreign exchange rate		596,641		(2,289,500)
Net change in cash, cash equivalents and restricted cash		(68,931,077)		71,785,675
Cash, cash equivalents, and restricted cash - beginning of the year		110,962,606		4,598,176
Cash, cash equivalents, and restricted cash - end of the year	US$	42,031,529	US$	76,383,851
Supplemental Cash Flow Disclosures:
Interest paid	US$	5,697,269	US$	5,521,273
Income taxes paid	US$	2,464,974	US$	4,120,342

Non-cash Investing and Financing Transactions
Loans from related party in the form of bank acceptance notes	US$	-	US$	33,721,267
Repayments to related party in the form of bank acceptance notes	US$	-	US$	5,846,083
Repayments from related party in the form of bank acceptance notes	US$	-	US$	19,612,146
Liabilities assumed in connection with acquisition of property, plant and equipment	US$	338,025	US$	-

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	10,294,982	US$	24,525,413
Restricted cash, current		14,572,162		51,858,438
Restricted cash, non-current		17,164,385		-
Total cash, cash equivalents, and restricted cash	US$	42,031,529	US$	76,383,851

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2018	19,304,921	$38,609	$(28,582,654)	$20,007,007	$178,535,378	$6,655,803	$176,654,143	$28,814,893	$205,469,036

Net income	-	-	-	-	8,970,527	-	8,970,527	1,005,327	9,975,854

Foreign currency translation adjustment	-	-	-	-	-	3,860,299	3,860,299	428,922	4,289,221

Transfer to reserve	-	-	-	904,794	(904,794)	-	-	-	-

Balance as of March 31, 2019	19,304,921	$38,609	$(28,582,654)	$20,911,801	$186,601,111	$10,516,102	$189,484,969	$30,249,142	$219,734,111

Net income	-	-	-	-	5,638,125	-	5,638,125	632,013	6,270,138

Foreign currency translation adjustment	-	-	-	-	-	(4,329,039)	(4,329,039)	(481,004)	(4,810,043)

Transfer to reserve	-	-	-	568,812	(568,812)	-	-	-	-

Balance as of June 30, 2019	19,304,921	$38,609	$(28,582,654)	$21,480,613	$191,670,424	$6,187,063	$190,794,055	$30,400,151	$221,194,206

	Number of Share	Common Stock	Additional Paid-in Capital	Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total SORL Auto Parts, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	8,273,502	-	8,273,502	919,278	9,192,780

Foreign currency translation adjustment	-	-	-	-	-	7,240,081	7,240,081	804,453	8,044,534

Transfer to reserve	-	-	-	827,350	(827,350)	-	-	-	-

Balance as of March 31, 2018	19,304,921	$38,609	$(28,582,654)	$18,389,707	$175,690,481	$23,143,269	$188,679,412	$28,849,833	$217,529,245

Net income	-	-	-	-	6,743,420	-	6,743,420	749,269	7,492,689

Foreign currency translation adjustment	-	-	-	-	-	(9,911,767)	(9,911,767)	(1,101,307)	(11,013,074)

Transfer to reserve	-	-	-	674,342	(674,342)	-	-	-	-

Balance as of June 30, 2018	19,304,921	$38,609	$(28,582,654)	$19,064,049	$181,759,559	$13,231,502	$185,511,065	$28,497,795	$214,008,860

The accompanying notes are an integral part of these unaudited consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, bank acceptance notes from customers, inventories, current prepayments, current portion of deposits on loan agreements, other current assets, accounts payable and bank acceptance notes to vendors, short term bank loans, deposit received from customers, current portion of long term loans, deferred income, income tax payable, accrued expenses and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

Restricted cash, current consists of bank deposits used to pledge bank acceptance notes, and deposits for obtaining letters of credit from a local bank.

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

f.	BANK ACCEPTANCE NOTES RECEIVABLE FROM CUSTOMERS

Bank acceptance notes from customers, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties or repayments from related parties. Bank acceptance notes do not bear interest. As of June 30, 2019 and December 31, 2018, bank acceptance notes receivable in the amount of $68,238,401 and $58,458,890, respectively, were pledged to banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes for cash before the maturity of the notes and such discount fees are included in interest expenses in the accompanying unaudited consolidated statements of income and comprehensive income (loss).

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

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The primary impact of applying ASC Topic 842 is the initial recognition of $1.6 million of lease liabilities and corresponding right-of-use assets on the Company’s consolidated balance sheet as of January 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangements. There is no cumulative effect to retained earnings or other components of equity recognized as of January 1, 2019 and the adoption of this standard did not impact the consolidated statement of income and comprehensive income or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of June 30, 2019. See Note N for further discussion.

NOTE D - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. (“Ruili Group”)	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”)	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (“Ruian Kormee” and formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”)	Wholly controlled by Guangzhou Kormee

Changchun Kormee Auto Electric Co., Ltd. (“Changchun Kormee”)	Wholly controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”)	Ruili Group holds 66% of the equity interests in Shanghai Dachao

Ruili MeiLian Air Management Systems (LangFang) Co., Ltd. (“Ruili Meilian”)	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. (“Wenzhou Lichuang”)	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. (“Ningbo Ruili”)	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. (“Shanghai Ruili”)	Wholly owned by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. (“Kunshan Yuetu”)	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. (“Shanghai Tabouk”)	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

Hangzhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

Hangzhou Hangcheng Friction Material Co., Ltd. (“Hangzhou Hangcheng”)	Controlled by Ruili Group

Hangzhou Ruili Binkang Real Estate Development Co. Ltd.	Controlled by Hangzhou Ruili Property Development Co., Ltd.

SHNS Precision Die Casting (Yangzhou) Co. Ltd. (“SHNS Precision”)	Controlled by Ruili Group

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang, Hangzhou Hangcheng, and molds from Ningbo Ruili used in its production.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Shanghai Tabouk, Ruian Kormee, Changchun Kormee and Ruili Meilian.

The following related party transactions occurred for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$2,306,036	$1,744,095	$5,393,157	$1,744,095
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	1,087,671	1,057,603	1,750,125	1,413,096
Shanghai Dachao Electric Technology Co., Ltd.	79,064	231,069	314,234	376,687
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	712,616	2,503,163	789,418	4,974,406
Ruili Group Co., Ltd.	6,372,826	2,249,962	8,228,463	3,966,750
Hangzhou Hangcheng Friction Material Co., Ltd.	105,446	-	120,238	-
Ningbo Ruili Equipment Co., Ltd.	826,895	-	1,364,196	-
Wenzhou Lichuang Automobile Parts Co., Ltd.	5,139,848	5,763,176	7,235,993	7,544,892
Total purchases	$16,630,402	$13,549,068	$25,195,824	$20,019,926

SALES TO:
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$38,132	$54,470	$63,268	$54,470
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	4,100,514	3,461,778	6,857,757	5,814,806
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	353,217	313,940	992,119	843,813
Ruili Group Co., Ltd.	3,198,871	1,664,885	10,041,785	6,076,172
Changchun Kormee Auto Electric Co., Ltd.	-	-	35,943	-
Shanghai Tabouk Auto Components Co., Ltd.	281,198	467,454	627,806	874,320
Total sales	$7,971,932	$5,962,527	$18,618,678	$13,663,581

	As of June 30, 2019	As of December 31, 2018
ADVANCES TO RELATED PARTIES

Ruili Group Co., Ltd.	$76,586,592	$79,739,417

Total	$76,586,592	$79,739,417

ACCOUNTS RECEIVABLE FROM RELATED PARTY

Shanghai Tabouk Auto Components Co., Ltd	$333,881	$261,889

Total	$333,881	$261,889

ACCOUNTS PREPAYMENT TO RELATED PARTY

Ningbo Ruili Equipment Co., Ltd.	$4,421,841	$3,670,573

Total	$4,421,841	$3,670,573

ACCOUNTS PAYABLE TO RELATED PARTIES

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$10,798,360	$7,877,485
Shanghai Dachao Electric Technology Co., Ltd.	86,972	56,883
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,022,708	5,628,155
Wenzhou Lichuang Auto Parts Co., Ltd.	6,931,212	9,898,777
Changchun Kormee Auto Electric Co., Ltd.	-	9,206
Hangzhou Hangcheng Friction Material Co., Ltd.	117,241	334,694

Total	$18,956,493	$23,805,200

DUE TO RELATED PARTY

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$7,774,184	$5,959,752

Total	$7,774,184	$5,959,752

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group are unsecured and due on demand, and the Company charged them an interest on the average balance advanced to them. The Company recorded interests $2,507,133 during the six months ended June 30, 2019, representing an effective interest rate of approximately 6.45%.

During the six months ended June 30, 2019, the Company obtained net proceeds of $1,843,951 from a related party. In the same period, Ruili Group repaid the Company net amount of $5,543,910.

The Company entered into a lease agreement with Ruili Group. See Note N for more details.

The Company provided a guarantee for the credit line granted to Ruili Group by the China Merchants Bank RMB 40,000,000 (approximately $5,828,185) for a period of 12 months starting on October 24, 2016. The credit line was renewed on October 19, 2017 for 6 months. On April 13, 2018, Ruili Group and the bank reached another extension agreement and the guarantee was provided by the Company until April 12, 2019.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 210,000,000 (approximately $30,597,972) for the period from July 20, 2018 to July 20, 2028.

The Company provided a guarantee for the credit line granted to Ruili Group by China Guangfa Bank in a maximum amount of RMB71,000,000 (approximately $10,345,029) for the period from February 12, 2019 to January 16, 2020.

The Company provided a guarantee for the credit line granted to Ruili Group and SHNS Precision by Minsheng Bank in a maximum amount of RMB500,000,000 (approximately $72,730,446) for the period from June 6, 2019 to June 6, 2020.

The Company has short term bank loans guaranteed or pledged by related parties. See Note J for more details.

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$199,629,288	$163,903,305
Less: allowance for doubtful accounts	(15,527,994)	(13,855,508)
Accounts receivable, net	$184,101,294	$150,047,797

No customer individually accounted for more than 10% of our revenues or accounts receivable for the six months ended June 30, 2019 and 2018. The changes in the allowance for doubtful accounts at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Beginning balance	$13,855,508	$13,927,156
Add: Increase to allowance	1,713,258	610,610
Effects on changes in foreign exchange rate	(40,772)	(682,258)
Ending balance	$15,527,994	$13,855,508

NOTE F - INVENTORIES

At June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Raw Materials	$40,101,063	$53,821,973
Work in process	85,168,552	89,516,949
Finished Goods	60,826,780	62,674,252
Less: Write-down of inventories	(2,577,123)	(1,727,747)
Total Inventory	$183,519,272	$204,285,427

The write-down of inventories amounted to $852,266 and $nil for the six months ended June 30, 2019 and 2018, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Machinery	$140,564,252	$130,912,861
Molds	1,272,597	1,274,729
Office equipment	4,531,256	3,566,772
Vehicles	6,303,244	5,956,822
Buildings	20,575,660	20,610,137
Construction in progress	20,086,738	8,641,271
Leasehold improvements	462,721	463,497
Sub-Total	193,796,468	171,426,089

Less: Accumulated depreciation	(81,460,346)	(75,372,703)

Property, plant and equipment, net	$112,336,122	$96,053,386

Depreciation expense charged to operations was $6,395,006 and $5,531,002 for the six months ended June 30, 2019 and 2018, respectively.

NOTE H - LAND USE RIGHTS, NET

The balances for land use rights, net, as of June 30, 2019 and December 31, 2018 are as the following:

	June 30,	December 31,
	2019	2018
Cost	$22,246,500	$22,283,776
Less: Accumulated amortization	(1,500,900)	(1,159,321)
Land use rights, net	$20,745,600	$21,124,455

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. As of December 31, 2018, the purchase price of RMB 72.02 million (approximately $11.13 million) was fully paid. As of the filing date, the title to the land use rights has not been transferred. The payments were included as prepayment, non-current as of June 30, 2019 and December 31, 2018 on the accompanying consolidated balance sheets.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 42.54 million (approximately $6.43 million) was made during the year ended December 31, 2018. During the six months ended June 30, 2019, the Company paid additional amount of RMB 2.04 million (approximately $296,000). The total payments of RMB 44.58 million (approximately $6.48 million) was included in prepayment, non-current as of June 30, 2019 on the accompanying consolidated balance sheets. The title to the land use rights was transferred to the Company in July 2019.

Amortization expenses were $347,083 and $301,556 for the six months ended June 30, 2019 and 2018, respectively.

NOTE I - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Deferred tax assets - current
Allowance for doubtful accounts	$2,489,916	$2,205,048
Revenue (net of cost)	182,141	308,046
Unpaid accrued expenses	802,043	501,276
Warranty	1,049,766	1,059,468
Deferred tax assets	4,523,866	4,073,838
Valuation allowance	―	―
Net deferred tax assets - current	$4,523,866	$4,073,838

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE J - SHORT TERM BANK LOANS

Bank loans represented the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Secured	$224,366,412	$217,940,471
Total short term bank loan	$224,366,412	$217,940,471

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Minsheng, Industrial Bank and China Construction Bank to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the three months ended June 30, 2019 ranged from 1.35% to 5.44% per annum. The maturity dates of the loans existing as of June 30, 2019 ranged from July 25, 2019 to June 27, 2020. The interest expenses for short term bank loans, including discount fees, were $2,733,192 and $2,590,729 for the three months ended June 30, 2019 and 2018, respectively. The interest expenses for short term bank loans, including discount fees, were $6,168,608 and $4,885,057 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, corporate or personal guarantees provided for those bank loans were as follows:

$5,593,229	Guaranteed by Ruili Group, a related party
$6,326,094	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$27,637,570	Pledged by Hangzhou Ruili Property Development Co., Ltd., a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$32,001,396	Pledged by Ruili Group, a related party, with its land use rights and properties
$7,273,045	Pledged by the Company with a bank deposit of $7,273,045, which was included in restricted cash on the accompanying unaudited consolidated balance sheets. Also see Note B “RESTRICTED CASH” section.
$6,909,392	Pledged by the Company with its bank acceptance notes
$36,365,223	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Guaranteed by Shanghai Ruili, a related party
$75,639,664	Pledged by Shanghai Ruili, a related party, with its properties. Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders

$13,091,480	Pledged by Hangzhou Ruili Binkang Real Estate Development Co. Ltd., a related party, with its properties; Guaranteed by Hangzhou Ruili Property Development Co., Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$2,401,559	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders.; Pledged by Ruili Group, a related party, with its properties
$2,400,105	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties
$8,727,654	Pledged by the Company with its property; Guaranteed by Hangzhou Ruili Property Development Co., Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders

NOTE K - LONG TERM LOANS

	June 30,	December 31,
	2019	2018
Aggregate outstanding principal balance	$25,144,713	$36,165,550
Less: unamortized debt issuance costs	(272,200)	(595,117)
Less: current portion	(21,976,961)	(21,141,029)
Non-current portion	$2,895,552	$14,429,404

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of RMB 5,000,000 (approximately $742,324). The repayments of principal totaled $4,941,721 and $5,083,153 for the six months ended June 30, 2019 and 2018, respectively.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash of RMB7,320,000 (approximately $1,025,248). The repayments of principal totaled $6,137,259 and $7,717,633 for the six months ended June 30, 2019 and 2018, respectively.

The interest expenses for long term loans, including the amortization of debt issuance costs, were $976,937 and $1,998,070 for the six months ended June 30, 2019 and 2018, respectively.

NOTE L - REVENUES FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by product type. See Note P for information regarding revenue disaggregation by product type.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of June 30, 2019 and December 31, 2018, the Company recorded a deferred revenue liability of $60,023,972 and $51,529,795, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During six months ended June 30, 2019, the Company recognized $17,587,688 of deferred revenue included in the opening balance of deposits received from customers. The amount was included in sales on the accompanying consolidated statement of income and comprehensive income.

NOTE M - INCOME TAXES

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty of $587,821 in the year ended December 31, 2018. The Company recognized additional interest and penalty of $107,415 in the six months ended June 30, 2019. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The first installment payment of $881,839 was made during the six months ended June 30, 2019. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of June 30, 2019, $2,558,913 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
US statutory income tax rate	21.00%	21.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-21.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-3.96%	-3.43%
Effects of expenses not deductible for tax purposes	1.70%	2.18%
Other items	-0.82%	0.81%
Effective tax rate	11.92%	14.56%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Current	$2,659,828	$2,201,850
Deferred	(461,097)	642,343
Total	$2,198,731	$2,844,193

NOTE N - OPERATING LEASE

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

Balance sheet information related to operating leases is as follows:

June 30, 2019
Operating lease right of use assets[1]	$1,070,693

Operating lease liabilities, current[2]	$488,687
Operating lease liabilities, non-current	714,307
Total operating lease liabilities	$1,202,994

[1]	Operating lease right of use assets are recorded in other assets, non-current in the accompanying consolidated balance sheets.
[2]	The current portion of operating lease liabilities is recorded in other current liabilities in the accompanying consolidated balance sheets.

For the six months ended June 30, 2019, the Company had operating lease costs of $288,113 and the reduction in operating lease right of use assets was $253,380. Cash paid for amounts included in the measurement of operating lease liabilities was $689,299 during the six months ended June 30, 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our leases are as follows:

June 30, 2019
Weighted-average remaining lease term	3 years

Weighted-average discount rate	5.24%

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2019:

2019 (remaining)	$384,259
2020	305,468
2021	305,468
2022	305,458
2023 and thereafter	-
Total lease payment	1,300,663
Less imputed interest	(97,669)
Total lease liabilities	$1,202,994

NOTE O - WARRANTY CLAIMS

Warranty claims were $7,063,122 and $1,828,168 for the six months ended June 30, 2019 and 2018, respectively. Warranty claims are included in selling and distribution expenses on the accompanying consolidated statements of income and comprehensive income (loss). Accrued warranty expenses are included in the balances of accrued expenses on the accompanying consolidated balance sheets. The movement of accrued warranty expenses for the six months ended June 30, 2019 was as follows:

Beginning balance at January 1, 2019	$7,063,122
Aggregate increase for new warranties issued during current period	2,044,227
Aggregate reduction for payments made and effect of exchange rate fluctuation	(2,108,907)
Ending balance at June 30, 2019	$6,998,442

NOTE P - SEGMENT INFORMATION

The Company produces brake systems and other related components for different types of commercial vehicles (“Commercial Vehicles Brake Systems”). On August 31, 2010, the Company through Ruian, executed an Asset Purchase Agreement to acquire a segment of the passenger vehicles auto parts business (“Passenger Vehicles Auto Parts”, formerly known as “Passenger Vehicles Brake System”) of Ruili Group. As a result of this acquisition, the Company’s product offerings were expanded to both commercial and passenger vehicles’ brake systems and other key safety-related auto parts.

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Vehicles Auto Parts.

For the reporting periods, all of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Six Months Ended June 30,
	2019	2018

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$224,606,242	$187,578,450
Passenger vehicles auto parts	50,987,164	48,653,184

Net sales	$275,593,406	$236,231,634
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles auto parts	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$57,680,410	$42,734,721
Passenger vehicles auto parts	15,109,522	21,895,035
Gross profit	$72,789,932	$64,629,756
Selling and distribution expenses	29,348,397	23,993,870
General and administrative expenses	16,596,319	12,468,189
Research and development expenses	11,932,787	8,922,358

Other operating income, net	4,958,170	4,576,551

Income from operations	19,870,599	23,821,890

Interest income	3,216,616	2,299,844
Government grants	3,499,845	743,525
Other income	95,029	202,693
Interest expenses	(7,145,545)	(6,883,127)
Exchange differences	(523,130)	489,922
Other expenses	(568,691)	(1,145,085)
Income before income tax expense	$18,444,723	$19,529,662
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$22,914,212	$27,215,974
Passenger vehicles auto parts	4,564,157	6,496,986

Total	$27,478,369	$33,712,960
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$5,776,731	$4,650,734
Passenger vehicles auto parts	1,150,636	1,181,824

Total	$6,927,367	$5,832,558

	June 30, 2019	December 31, 2018

TOTAL ASSETS
Commercial vehicles brake systems	$644,665,601	$492,348,129
Passenger vehicles auto parts	128,407,430	89,967,813

Total	$773,073,031	$582,315,942

	June 30, 2019	December 31, 2018

LONG LIVED ASSETS
Commercial vehicles brake systems	$164,704,260	$106,779,681
Passenger vehicles auto parts	32,806,545	19,512,076

Total	$197,510,805	$126,291,757

NOTE Q - CONTINGENCIES

(1)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use rights certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2)	The Company purchased the Development Zone Facility from Ruili Group on May 5, 2016. As of the filing date, the Company has not yet obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(3)	The information of lease commitments is provided in Note N.

(4)	The information of guarantees and assets pledged is provided in Note D.

NOTE R - SUBSEQUENT EVENTS

During the subsequent period, the Company obtained a short term loan in an amount of approximately $4.4 million from China Construction Bank. Interest rate was 4.35% per annum. The maturity date of this loan existing as of the filing date is July 23, 2020. The Company pledged its property to obtain this loan from China Construction Bank.

In July 2019, the Company entered into three loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. The total long term obligations under the three agreements amounted to RMB 180,000,000 (approximately $26.2 million). Total proceeds under these loan agreements totaled $21.8 million in the form of bank acceptance notes.

 In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $7.1 million to China Construction Bank and Industrial Bank Co., Ltd.

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

Results of Operations

The following statements are about results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.

Sales

	Three Months Ended June 30,
		Percent of		Percent of
	2019	Total sales	2018	Total sales
	(U.S. dollars in millions)
Commercial vehicles brake systems	$116.2	83.4%	$96.0	85.0%
Passenger vehicles auto parts	$23.2	16.6%	$32.5	15.0%

Total	$139.4	100.0%	$128.5	100.0%

	Six Months Ended June 30,
		Percent of		Percent of
	2019	Total sales	2018	Total sales
	(U.S. dollars in millions)
Commercial vehicles brake systems	$224.6	81.5%	$187.6	85.0%
Passenger vehicles auto parts	$51.0	18.5%	$48.6	15.0%

Total	$275.6	100.0%	$236.2	100.0%

The sales were $139.4 million and $128.5 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $11.0 million or 8.5%. The sales were $275.6 million and $236.2 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $39.4 million or 16.7%. The increase was mainly due to the increased sales of commercial vehicles brake systems.

The sales from commercial vehicles brake systems increased by $20.2 million or 21.1%, to $116.2 million for the second fiscal quarter of 2019, compared to $96.0 million for the same period of 2018. The sales from commercial vehicles brake systems increased by $37.0 million or 19.7%, to $224.6 million for the six months ended June 30, 2019, compared to $187.6 million for the six months ended June 30, 2018. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicles brake systems.

The sales from passenger vehicles auto parts decreased by $9.4 million or 28.8%, to $23.1 million for the second fiscal quarter of 2019, compared to $32.5 million for the same period of 2018. The sales from passenger vehicles auto parts increased by $2.3 million or 4.8%, to $50.9 million for the six months ended June 30, 2019, compared to $48.6 million for the same period of 2018.

A breakdown of the sales revenue for these markets for the second fiscal quarter of the 2019 and 2018, respectively, is set forth below:

	Three Months Ended June 30,
		Percent of		Percent of	Percentage
	2019	Total sales	2018	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$69.2	49.7%	$62.6	48.7%	10.6%
China Aftermarket	$46.6	33.4%	$42.8	33.3%	8.8%
International market	$23.6	16.9%	$23.1	18.0%	2.0%

Total	$139.4	100.0%	$128.5	100.0%	8.5%

A breakdown of the sales revenues for China OEM markets, China aftermarket and international market for the six months ended June 30, 2019 and 2018, respectively, is set forth below:

	Six Months Ended June 30,
		Percent of		Percent of	Percentage
	2019	Total sales	2018	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$144.1	52.3%	$114.4	48.4%	26.0%
China Aftermarket	$89.9	32.6%	$80.9	34.2%	11.1%
International market	$41.6	15.1%	$40.9	17.4%	1.6%

Total	$275.6	100.0%	$236.2	100.0%	16.7%

Although a small decrease of the production and sales of the commercial vehicle market, SORL got more market share from competitors due to better quality and excellent service to the OEM customers. Our sales to the Chinese OEM market increased by 10.6%, from the second fiscal quarter of 2018, to $69.2 million. Our sales to the Chinese OEM market increased by 26.0% from the six months ended June 30, 2018 to $144.1 million for the six months ended June 30, 2019.

Our sales to the China aftermarket increased by $3.8 million or 8.8%, to $46.6 million for the second fiscal quarter of 2019, compared to $42.8 million for the same period of 2018. Our sales to the China aftermarket increased by $9.0 million or 11.1%, to $89.9 million for the six months ended June 30, 2019, compared to $80.9 million for the same period of 2018. The increase in aftermarket sales was mainly attributable to the expiration of warranties from National-V vehicles over the past few years and the Company’s increased marketing campaigns to bolster its market share through its already well-established distribution network.

Our export sales increased by $0.5 million or 2.0%, to $23.6 million for the second fiscal quarter of 2019, as compared to $23.1 million for the same period of 2018. Our export sales increased by $0.7 million or 1.6%, to $41.6 million for the six months ended June 30, 2019, as compared to $40.9 million for the same period of 2018. The increase in export sales was mainly due to our broadened customer base.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2019 were $103.1 million, an increase of $9.0 million or 9.6% from $94.1 million for the three months ended June 30, 2018. Cost of sales for the six months ended June 30, 2019 were $202.8, an increase of $31.2 million or 18.2% from $171.6 million for the same period in 2018.

Our gross profit increased by 5.3% from $34.4 million for the three months ended June 30, 2018 to $36.3 million for the three month period ended June 30, 2019. Our gross profit increased by 12.6% from $64.6 million for the six months ended June 30, 2018 to $72.8 million for the same period of 2019.

Gross margin decreased to 26.0% from 26.8% for the three months period ended June 30, 2019 compared to 2018. Gross margin decreased to 26.4% from 27.4% for the six months ended June 30, 2019, as compared to the same period of 2018. To strengthen our competitiveness and increase our market share, we enhanced the price promotion for the six months ended June 30, 2019. We intend to focus in 2019 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from commercial vehicle brake systems for the three months period ended June 30, 2019 was $90.0 million, increase by 13.9% from $79.0 million for the same period last year. Cost of sales from commercial vehicle brake systems for the six months ended June 30, 2019 was $166.9 million, increase by 15.2% from $144.8 million for the same period of 2018. The gross profit from commercial vehicle brake systems increased by 54.8% from $17.0 million for three month period ended June 30, 2018 to $26.3 million for the three month period ended June 30, 2019. The gross profit from commercial vehicle brake systems increased by 35.0% from $42.7 million for the six months ended June 30, 2018 to $57.7 million for the same period of 2019. Gross margin from commercial vehicle brake systems increased to 22.6% from 17.7% for the three months period ended June 30, 2019 compared to the three months period ended June 30, 2018. Gross margin from commercial vehicle brake systems increased to 25.7% from 22.8% for the six months period ended June 30, 2019 compared to the three months period ended June 30, 2018.

Cost of sales from passenger vehicles auto parts for the three months period ended June 30, 2019 was $13.4 million, decrease by 12.8% from $15.1 million for the three month period ended June 30, 2018. Cost of sales from passenger vehicles auto parts for the six months ended June 30, 2019 was $35.9 million, increase by 34.1% from $26.8 million for the same period of 2018. The gross profit from passenger vehicles auto parts decreased by 42.7% from $17.5 million for the three month period ended June 30, 2018 to $10.0 million for the three month period ended June 30, 2019. The gross profit from passenger vehicles auto parts decreased by 31.0% from $21.9 million for the six months ended June 30, 2018 to $15.1 million for the same period ended June 30, 2019. Gross margin from passenger vehicles auto parts decreased to 43.2% from 53.7% for the three months ended June 30, 2019 compared to the three months period ended June 30, 2018. Gross margin from passenger vehicles auto parts increased to 29.6% from 45.0% for the six months ended June 30, 2019, as compared with the same period in 2018.

Selling and Distribution Expenses

Selling and distribution expenses were $16.5 million for the three months ended June 30, 2019, as compared to $14.0 million for the same period of 2018, an increase of $2.5 million or 17.9%. Selling and distribution expenses were $29.3 million for the six months ended June 30, 2019, as compared to $24.0 million for the same period of 2018, an increase of $5.3 million or 22.1%. The increase was mainly due to increased packaging expenses, repair fees, product warranty fees, and a half-year bonus that the Company announced in June 2019.

As a percentage of sales revenue, selling expenses increased to 11.8% for the three months ended June 30, 2019, as compared to 10.9% for the same period in 2018. As a percentage of sales revenue, selling expenses increased to 10.6% for the six months ended June 30, 2019, as compared to 10.2% for the same period in 2018.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2019, as compared to $7.7 million for the same period of 2018, an increase of $1.5 million or 19.5%. General and administrative expenses were $16.6 million for the six months ended June 30, 2019, as compared to $12.5 million for the same period of 2018, an increase of $4.1 million or 32.8%. The increase was mainly due to the increase of labor costs and a half-year bonus that the Company announced in June 2019.

As a percentage of sales revenue, general and administrative expenses increased to 6.6% for the three months ended June 30, 2019, as compared to 6.0% for the same period in 2018. As a percentage of sales revenue, general and administrative expenses were 6.0% for the six months ended June 30, 2019, as compared to 5.3% for the same period in 2018.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended June 30, 2019, research and development expenses were $7.0 million, as compared to $5.3 million for the same period of 2018, an increase of $1.7 million. For the six months ended June 30, 2019, research and development expenses were $11.9 million, as compared to $8.9 million for the same period of 2018, an increase of $3.0 million.

Other Operating Income

Other operating income was $2.5 million for the three months ended June 30, 2019, as compared to $2.4 million for the three months ended June 30, 2018, an increase of $0.1 million. Other operating income was $5.0 million for the six months ended June 30, 2019, as compared to $4.6 million for the six months ended June 30, 2018, an increase of $0.4 million. The increase was mainly due to an increase in sales of raw material scraps.

Depreciation and Amortization

Depreciation and amortization expense increased to $3.5 million for the three months ended June 30, 2019, compared with that of $3.0 million for the same period of 2018, an increase of $0.5 million. Depreciation and amortization expenses increased to $6.9 million for the six months ended June 30, 2019, compared with that of $5.8 million for the same period of 2018, an increase of $1.1 million. The increase was mainly due to some new addition in PPE and the purchase of land for the six months ended June 30, 2019.

Interest income

The interest income for the three months ended June 30, 2019, increased to $1.5 million, compared with the same period of 2018. The interest income for the six months ended June 30, 2019, increased to $3.2 million, compared with the same period of 2018, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the three months ended June 30, 2019, decreased by $0.3 million to $3.2 million from $3.5 million for the same period of 2018. The interest expenses for the six months ended June 30, 2019, increased by $0.2 million to $7.1 million from $6.9 million for the same period of 2018, mainly due to increased interest rate and increased amount of average loans outstanding during the period.

Income Tax

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty of $587,821 in the year ended December 31, 2018. The Company recognized additional interest and penalty of $107,415 in the six months ended June 30, 2019. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The first installment payment of $881,839 was made during the six months ended June 30, 2019. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of June 30, 2019, $2,558,913 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current.

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

Income tax expense was $0.3 million for the three months ended June 30, 2019, as compared to $1.2 million for the three months ended June 30, 2018. Income tax expense was $2.2 for the six months ended June 30, 2019, as compared to $2.8 for the six months ended June 30, 2018.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $0.6 million and $0.7 million for the second fiscal quarter ended June 30, 2019 and 2018. Net income attributable to non-controlling interest in subsidiaries amounted to $1.6 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended June 30, 2019, decreased by $1.1 million, to $5.6 million from $6.7 million for the fiscal quarter ended June 30, 2018 due to the factors discussed above. The net income attributable to stockholders for the six months ended June 30, 2019, decreased by $0.4 million, to $14.6 million from $15.0 million for the six months ended June 30, 2018 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended June 30, 2019 and 2018, were $0.29 and $0.35, respectively. EPS, both basic and diluted, for the six months ended June 30, 2019 and 2018, were $0.76 and $0.78, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash, cash equivalents, and restricted cash of $10.3 million, as compared to cash, cash equivalents, and restricted cash of $73.6 million as of December 31, 2018. The Company had working capital of $35.7 million at June 30, 2019, as compared to working capital of $47.3 million at December 31, 2018, reflecting current ratios of 1.1:1 and 1.1:1, respectively.

OPERATING - Net cash used by operating activities was $45.2 million for six months ended June 30, 2019. For the same period in 2018, net cash provided in operating activities was $66.1 million. Such change was primarily due to the increased cash outflow resulted by changes in accounts payable and bank acceptance notes to vendors.

INVESTING - During the six months ended June 30, 2019, the Company used net cash of $21.9 million in investing activities, mainly for acquisition of new equipment to support the growth of the business and advances to related parties. For the six months ended June 30, 2018, the Company used net cash of $1.8 million in investing activities.

FINANCING - During the six month period ended June 30, 2019, the cash used by financing activities was $2.4 million. Cash provided in financing activities was $9.8 million for the six months ended June 30, 2018. Such decrease was primarily due to the repayments of short term loans and repayments of long term loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of June 30, 2019, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

c)       The Company has reserved tax payables in the amount of RMB 19,007,341 (approximately US$2,872,675) on its consolidated balance sheets under the line item “accrued expenses” as if no reduction or exemption of tax is approved. This amount was determined based on a 3% tax rate on the consideration paid for the land use right in the transaction, which the Company considered as the most probable amount of tax liability. This amount also represented the maximum amount of tax the Company expects to pay if the negotiation with the local government ultimately is not successful.

CONTRACTUAL OBLIGATIONS

As of June 30, 2019, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of June 30, 2019, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : August 14, 2019	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)