Form 10-Q/A
period 2019-06-30
SORL Auto Parts Inc
filed 2019-09-10
CIK 714284

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

Dated: September 10, 2019	SORL AUTO PARTS, INC.

By: /s/ Xiao Ping Zhang

Name: Xiao Ping Zhang
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zong Yun Zhou

Name: Zong Yun Zhou
Title: Chief Financial Officer
(Principal Accounting Officer)