Form 10-Q
period 2019-09-30
SORL Auto Parts Inc
filed 2019-11-14
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

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

86-577-6581-7720

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
Emerging growth company:	☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

As of November 14, 2019 there were 19,304,921 shares of Common Stock outstanding.

SORL AUTO PARTS, INC.

FORM 10-Q

For the Quarter ended September 30, 2019

i

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019		December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	US$	16,485,401	US$	73,588,229
Accounts receivable, net, including $310,143 and $261,889 from related parties as of September 30, 2019 and December 31, 2018, respectively		158,188,600		150,047,797
Bank acceptance notes from customers		65,007,965		62,052,225
Inventories, net		191,178,724		204,285,427
Prepayments, current, including $3,283,579 and $3,670,573 to related party at September 30, 2019 and December 31, 2018, respectively		16,258,454		7,776,591
Restricted cash, current		13,780,187		19,307,003
Advances to related party		24,433,792		79,739,417
Deposits on loan agreements, current		4,948,465		-
Other current assets, net		13,610,953		15,697,448
Total Current Assets		503,892,541		612,494,137

Property, plant and equipment, net		119,103,291		96,053,386
Land use rights, net		36,213,965		21,124,455
Intangible assets, net		-		220,232
Deposits on loan agreements, non-current		6,362,312		10,199,324
Prepayments, non-current		15,253,670		31,575,238
Other assets, non-current		1,463,985		563,542
Restricted cash, non-current		16,683,397		18,067,374
Deferred tax assets		3,578,925		4,073,838
Total Non-current Assets		198,659,545		181,877,389
Total Assets	US$	702,552,086	US$	794,371,526

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $16,438,264 and $23,805,200 due to related parties at September 30, 2019 and December 31, 2018, respectively	US$	159,184,839	US$	236,433,718
Deposits received from customers		47,433,293		51,529,795
Short term bank loans		201,749,179		217,940,471
Current portion of long term loans, net of unamortized debt issuance costs		22,199,252		21,141,029
Income tax payable, current		3,132,430		3,421,486
Accrued expenses		23,085,329		24,045,902
Due to related party		8,083,574		5,959,752
Deferred income		745,200		1,453,282
Other current liabilities		4,041,457		3,288,344
Total Current Liabilities		469,654,553		565,213,779

Long term loans, less current portion and net of unamortized debt issuance costs		4,630,198		14,429,404
Operating lease liabilities, non-current		628,873		-
Income tax payable, non-current		8,377,468		9,259,307
Total Non-current Liabilities		13,636,539		23,688,711
Total Liabilities		483,291,092		588,902,490

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of September 30, 2019 and December 31, 2018		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		21,902,103		20,007,007
Accumulated other comprehensive income		259,271		6,655,803
Retained earnings		195,433,836		178,535,378
Total SORL Auto Parts, Inc. Stockholders’ Equity		189,051,165		176,654,143
Noncontrolling Interest In Subsidiaries		30,209,829		28,814,893
Total Equity		219,260,994		205,469,036
Total Liabilities and Equity	US$	702,552,086	US$	794,371,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Three and Nine Months ended September 30, 2019 and 2018 (Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Sales	US$	112,227,452	US$	108,584,331	US$	387,820,858	US$	344,815,965
Include: sales to related parties		6,859,689		9,333,959		25,478,367		22,997,540
Cost of sales		81,294,783		82,249,456		284,098,257		253,851,334
Gross profit		30,932,669		26,334,875		103,722,601		90,964,631

Expenses:
Selling and distribution expenses		13,850,387		13,160,875		43,198,784		37,154,745
General and administrative expenses		8,207,550		5,051,684		24,803,869		17,519,873
Research and development expenses		5,001,354		4,478,298		16,934,141		13,400,656
Total operating expenses		27,059,291		22,690,857		84,936,794		68,075,274

Other operating income, net		2,840,617		2,959,269		7,798,787		7,535,820

Income from operations		6,713,995		6,603,287		26,584,594		30,425,177

Interest income		966,855		547,455		4,183,471		2,847,299
Government grants		70,785		2,239,250		3,570,630		2,982,775
Other income		35,884		229,520		130,913		432,213
Interest expenses		(3,010,304)		(3,331,554)		(10,155,849)		(10,214,681)
Exchange differences		773,420		906,538		250,290		1,396,460
Other expenses		(508,302)		(55,835)		(1,076,993)		(1,200,920)

Income before income taxes provision		5,042,333		7,138,661		23,487,056		26,668,323

Provision for income taxes		389,109		12,130,789		2,587,840		14,974,982

Net income (loss)	US$	4,653,224	US$	(4,992,128)	US$	20,899,216	US$	11,693,341

Net income attributable to noncontrolling interest in subsidiaries		468,322		613,086		2,105,662		2,281,633

Net income (loss) attributable to common stockholders	US$	4,184,902	US$	(5,605,214)	US$	18,793,554	US$	9,411,708

Comprehensive income (loss):

Net income (loss)	US$	4,653,224	US$	(4,992,128)	US$	20,899,216	US$	11,693,341
Foreign currency translation adjustments		(6,586,436)		(8,307,355)		(7,107,258)		(11,275,895)
Comprehensive income (loss)		(1,933,212)		(13,299,483)		13,791,958		417,446
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries		(190,322)		(217,650)		1,394,936		1,154,043
Comprehensive income (loss) attributable to common stockholders	US$	(1,742,890)	US$	(13,081,833)	US$	12,397,022	US$	(736,597)

Weighted average common share - basic		19,304,921		19,304,921		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921		19,304,921		19,304,921

EPS - basic	US$	0.22	US$	(0.29)	US$	0.97	US$	0.49

EPS - diluted	US$	0.22	US$	(0.29)	US$	0.97	US$	0.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2019 and 2018 (Unaudited)

	Nine months ended September 30,
	2019		2018

Cash Flows From Operating Activities
Net income	US$	20,899,216	US$	11,693,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts		2,365,714		179,744
Depreciation and amortization		10,528,373		8,926,695
Deferred income tax		368,700		966,547
Gain on disposal of property and equipment		(30,562)		(73,809)
Amortization of debt issuance costs		441,236		520,741
Changes in assets and liabilities:
Accounts receivable		(15,844,424)		(38,780,246)
Bank acceptance notes from customers		1,258,843		68,016,837
Inventories, net		7,669,607		(9,983,968)
Prepayments		(9,348,404)		(52,611,953)
Other current assets, net		(699,009)		(19,823,567)
Accounts payable and bank acceptance notes to vendors		(72,638,392)		86,724,938
Deposits received from customers		(2,393,750)		7,432,808
Income tax payable		(1,125,335)		24,058,536
Deferred income		(683,529)		(382,627)
Other current liabilities and accrued expenses		301,057		(5,671,820)
Net Cash Flows Provided By (Used in) Operating Activities		(58,930,659)		81,192,197

Cash Flows From Investing Activities
Acquisition of property, equipment, plant and land use rights		(36,495,784)		(40,142,267)
Acquisition of intangible assets		-		(367,931)
Advances to related parties		-		(214,800,362)
Repayment of advances to related parties		57,010,144		222,337,244
Proceeds from disposal of property and equipment		42,451		-
Net Cash Flows Provided By (Used In) Investing Activities		20,556,811		(32,973,316)

Cash Flows From Financing Activities
Proceeds from short term bank loans		238,649,409		353,441,949
Repayment of short term bank loans		(248,358,539)		(325,651,416)
Proceeds from related parties		1,843,951		311,692,664
Repayments to related parties		-		(328,624,110)
Repayments of long term loans		(16,998,572)		(18,957,775)
Payment of debt issuance costs		(108,222)		-
Net Cash Flows Used In Financing Activities		(24,971,973)		(8,098,688)

Effects on changes in foreign exchange rate		(667,800)		(4,557,219)

Net change in cash, cash equivalents and restricted cash		(64,013,621)		35,562,974

Cash, cash equivalents, and restricted cash - beginning of the period		110,962,606		4,598,176

Cash, cash equivalents, and restricted cash - end of the period	US$	46,948,985	US$	40,161,150

Supplemental Cash Flow Disclosures:
Interest paid	US$	8,655,097	US$	7,849,753
Income taxes paid	US$	3,339,144	US$	5,157,755

Non-cash Investing and Financing Transactions
Loans from related party in the form of bank acceptance notes	US$	-	US$	5,846,083
Repayments to related party in the form of bank acceptance notes	US$	-	US$	33,721,267
Repayments from related party in the form of bank acceptance notes	US$	-	US$	26,771,056
Liabilities assumed in connection with acquisition of property, plant and equipment	US$	1,274,693	US$	-
Property, plant and equipment and land use rights transferred from prepayments	US$	19,995,442	US$	-
Proceeds from long term loans in the form of bank acceptance notes	US$	7,169,692	US$	-
Deposits on loan agreements deducted from proceeds from long term loans	US$	1,433,938	US$	-

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	16,485,401	US$	17,609,594
Restricted cash, current		13,780,187		19,062,778
Restricted cash, non-current		16,683,397		3,488,778
Total cash, cash equivalents, and restricted cash	US$	46,948,985	US$	40,161,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three and Nine Months ended September 30, 2019 and 2018 (Unaudited)

			Additional			Accumulated Other	Total SORL Auto Parts, Inc.
	Number of	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling
	Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Total Equity
Balance as of December 31, 2018	19,304,921	$38,609	$(28,582,654)	$20,007,007	$178,535,378	$6,655,803	$176,654,143	$28,814,893	$205,469,036

Net income	-	-	-	-	8,970,527	-	8,970,527	1,005,327	9,975,854

Foreign currency translation adjustment	-	-	-	-	-	3,860,299	3,860,299	428,922	4,289,221

Transfer to reserve	-	-	-	904,794	(904,794)	-	-	-	-

Balance as of March 31, 2019	19,304,921	$38,609	$(28,582,654)	$20,911,801	$186,601,111	$10,516,102	$189,484,969	$30,249,142	$219,734,111

Net income	-	-	-	-	5,638,125	-	5,638,125	632,013	6,270,138

Foreign currency translation adjustment	-	-	-	-	-	(4,329,039)	(4,329,039)	(481,004)	(4,810,043)

Transfer to reserve	-	-	-	568,812	(568,812)	-	-	-	-

Balance as of June 30, 2019	19,304,921	$38,609	$(28,582,654)	$21,480,613	$191,670,424	$6,187,063	$190,794,055	$30,400,151	$221,194,206

Net income	-	-	-	-	4,184,902	-	4,184,902	468,322	4,653,224

Foreign currency translation adjustment	-	-	-	-	-	(5,927,792)	(5,927,792)	(658,644)	(6,586,436)

Transfer to reserve	-	-	-	421,490	(421,490)	-	-	-	-

Balance as of September 30, 2019	19,304,921	$38,609	$(28,582,654)	$21,902,103	$195,433,836	$259,271	$189,051,165	$30,209,829	$219,260,994

			Additional			Accumulated Other	Total SORL Auto Parts, Inc.
	Number of	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling
	Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Total Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	8,273,502	-	8,273,502	919,278	9,192,780

Foreign currency translation adjustment	-	-	-	-	-	7,240,081	7,240,081	804,453	8,044,534

Transfer to reserve	-	-	-	827,350	(827,350)	-	-	-	-

Balance as of March 31, 2018	19,304,921	$38,609	$(28,582,654)	$18,389,707	$175,690,481	$23,143,269	$188,679,412	$28,849,833	$217,529,245

Net income	-	-	-	-	6,743,420	-	6,743,420	749,269	7,492,689

Foreign currency translation adjustment	-	-	-	-	-	(9,911,767)	(9,911,767)	(1,101,307)	(11,013,074)

Transfer to reserve	-	-	-	674,342	(674,342)	-	-	-	-

Balance as of June 30, 2018	19,304,921	$38,609	$(28,582,654)	$19,064,049	$181,759,559	$13,231,502	$185,511,065	$28,497,795	$214,008,860

Net income (loss)	-	-	-	-	(5,605,214)	-	(5,605,214)	613,086	(4,992,128)

Foreign currency translation adjustment	-	-	-	-	-	(7,476,619)	(7,476,619)	(830,736)	(8,307,355)

Transfer to reserve	-	-	-	674,342	(674,342)	-	-	-	-

Balance as of September 30, 2018	19,304,921	$38,609	$(28,582,654)	$19,738,391	$175,480,003	$5,754,883	$172,429,232	$28,280,145	$200,709,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SORL Auto Parts, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, current restricted cash, accounts receivable, bank acceptance notes from customers, inventories, current prepayments, current deposits on loan agreements, other current assets, accounts payable and bank acceptance notes to vendors, short term bank loans, deposits received from customers, current portion of long term loans, deferred income, income tax payable, accrued expenses and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

f. BANK ACCEPTANCE NOTES FROM CUSTOMERS

Bank acceptance notes from customers, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties or repayments from related parties. Bank acceptance notes do not bear interest. As of September 30, 2019 and December 31, 2018, bank acceptance notes receivable in the amount of $58,985,401 and $58,458,890, respectively, were pledged to banks to issue either short term bank loans or bank acceptance notes to vendors. The banks charge discount fees if the Company chooses to discount the bank acceptance notes for cash before the maturity of the notes and such discount fees are included in interest expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

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

The primary impact of applying ASC Topic 842 is the initial recognition of $1.6 million of lease liabilities and corresponding right-of-use assets on the Company’s consolidated balance sheet as of January 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangements. There is no cumulative effect to retained earnings or other components of equity recognized as of January 1, 2019 and the adoption of this standard did not impact the consolidated statement of income and comprehensive income or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of September 30, 2019. See Note N for further discussion.

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

The following related party transactions occurred during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$3,221,199	$598,920	$8,614,356	$2,343,015
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	756,976	582,998	2,507,101	1,996,094
Shanghai Dachao Electric Technology Co., Ltd.	186,044	489,695	500,278	866,382
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	566,208	812,202	1,355,626	5,786,608
Ruili Group Co., Ltd.	2,190,415	2,024,487	10,418,878	5,991,237
Hangzhou Hangcheng Friction Material Co., Ltd.	95,925	-	216,163	-
Ningbo Ruili Equipment Co., Ltd.	3,045,923	2,044,168	4,410,119	2,044,168
Wenzhou Lichuang Automobile Parts Co., Ltd.	3,518,565	3,706,795	10,754,558	11,251,687
Total purchases	$13,581,255	$10,259,265	$38,777,079	$30,279,191
SALES TO:
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$29,965	$8,641	$93,233	$63,112
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	2,227,504	2,271,413	9,085,261	8,086,219
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	92,965	204,192	1,085,084	1,048,005
Ruili Group Co., Ltd.	4,193,754	6,494,382	14,235,539	12,570,554
Changchun Kormee Auto Electric Co., Ltd.	-	-	35,943	-
Shanghai Tabouk Auto Components Co., Ltd.	315,501	355,331	943,307	1,229,651
Total sales	$6,859,689	$9,333,959	$25,478,367	$22,997,541

	As of September 30, 2019	As of December 31, 2018
ADVANCES TO RELATED PARTIES

Ruili Group Co., Ltd.	$24,433,792	$79,739,417

Total	$24,433,792	$79,739,417

ACCOUNTS RECEIVABLE FROM RELATED PARTY

Shanghai Tabouk Auto Components Co., Ltd	$310,143	$261,889

Total	$310,143	$261,889

PREPAYMENTS TO RELATED PARTY

Ningbo Ruili Equipment Co., Ltd.	$3,283,579	$3,670,573

Total	$3,283,579	$3,670,573

ACCOUNTS PAYABLE TO RELATED PARTIES

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$6,207,669	$7,877,485
Shanghai Dachao Electric Technology Co., Ltd.	266,285	56,883
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,518,494	5,628,155
Wenzhou Lichuang Auto Parts Co., Ltd.	8,258,279	9,898,777
Changchun Kormee Auto Electric Co., Ltd.	-	9,206
Hangzhou Hangcheng Friction Material Co., Ltd.	187,537	334,694

Total	$16,438,264	$23,805,200

DUE TO RELATED PARTY

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$8,083,574	$5,959,752

Total	$8,083,574	$5,959,752

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group are unsecured and due on demand, and the Company charged them an interest of 5.22% per annum on the average balance advanced to them. The Company recorded interests of $3,117,705 during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company obtained net proceeds of $1,843,951 from a related party. In the same period, Ruili Group repaid the Company net amount of $57,010,144.

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

The Company has short term bank loans guaranteed or pledged by related parties. See Note J for more details.

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable	$173,817,824	$163,903,305
Less: allowance for doubtful accounts	(15,629,224)	(13,855,508)
Accounts receivable, net	$158,188,600	$150,047,797

No customer individually accounted for more than 10% of our revenues or accounts receivable for the nine months ended September 30, 2019 and 2018. The changes in the allowance for doubtful accounts on September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
Beginning balance	$13,855,508	$13,927,156
Add: Increase to allowance	2,215,553	610,610
Effects on changes in foreign exchange rate	(441,837)	(682,258)
Ending balance	$15,629,224	$13,855,508

NOTE F - INVENTORIES

On September 30, 2019 and December 31, 2018, inventories were consisted of the following:

	September 30,	December 31,
	2019	2018
Raw Materials	$35,404,809	$53,821,973
Work in process	80,909,871	89,516,949
Finished Goods	77,506,223	62,674,252
Less: Write-down of inventories	(2,642,179)	(1,727,747)
Total Inventory	$191,178,724	$204,285,427

The write-down of inventories amounted to $965,656 and $nil for the nine months ended September 30, 2019 and 2018, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment were consisted of the following on September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Machinery	$143,807,189	$130,912,861
Molds	1,236,935	1,274,729
Office equipment	4,520,246	3,566,772
Vehicles	6,220,692	5,956,822
Buildings	19,999,080	20,610,137
Construction in progress	25,305,496	8,641,271
Leasehold improvements	449,754	463,497
Sub-Total	201,539,392	171,426,089

Less: Accumulated depreciation	(82,436,101)	(75,372,703)

Property, plant and equipment, net	$119,103,291	$96,053,386

Depreciation expense charged to operations was $9,738,142 and $8,399,291 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE H - LAND USE RIGHTS, NET

The balances for land use rights, net as of September 30, 2019 and December 31, 2018 are as the following:

	September 30,	December 31,
	2019	2018
Cost	$37,891,449	$22,283,776
Less: Accumulated amortization	(1,677,484)	(1,159,321)
Land use rights, net	$36,213,965	$21,124,455

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. As of December 31, 2018, the purchase price of RMB 72.02 million (approximately $11.13 million) was fully paid and the payments were included in prepayments, non-current in the consolidated balance sheets. During the nine months ended September 30, 2019, the Company paid related deed tax of RMB 2.33 million (approximately $330,000). The Company obtained the title to the land use rights in September 2019. The total prepayments of RMB 74.35 million (approximately $11.46 million) were transferred to the land use right during the nine months ended September 30, 2019.

 In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 38.67 million (approximately $5.85 million) and refundable deposit of RMB 3.87 million (approximately $585,000) were made during the year ended December 31, 2018. During the nine months ended September 30, 2019, the Company paid related deed tax of RMB 2.04 million (approximately $296,000). The Company obtained the title to the land use rights in July 2019. The prepayments in total of RMB 40.72 million (approximately $6.15 million) was transferred to the land use right during the nine months ended September 30, 2019. The refundable deposit of RMB 3.87 million (approximately $585,000) was included in other assets, non-current on the accompanying consolidated balance sheet as of September 30, 2019.

Amortization expenses were $568,978 and $458,179 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE I - DEFERRED TAX ASSETS

Deferred tax assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Deferred tax assets - current
Allowance for doubtful accounts	$2,528,387	$2,205,048
Revenue (net of cost)	133,305	308,046
Unpaid accrued expenses	(58,026)	501,276
Warranty	975,259	1,059,468
Deferred tax assets	3,578,925	4,073,838
Valuation allowance	―	―
Net deferred tax assets - current	$3,578,925	$4,073,838

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE J - SHORT-TERM BANK LOANS

Bank loans represented the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Secured	$201,749,179	$217,940,471
Total short-term bank loan	$201,749,179	$217,940,471

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Minsheng Bank, Industrial Bank, and China Construction Bank to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the nine months ended September 30, 2019 ranged from 1.35% to 5.44% per annum. The maturity dates of the loans existing as of September 30, 2019 ranged from October 11, 2019 to July 23, 2020. The interest expenses for short term bank loans, including discount fees, were $8,796,523 and $7,428,780 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, corporate or personal guarantees provided for those bank loans were as follows:

$5,436,493	Guaranteed by Ruili Group, a related party
$3,534,618	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$5,301,927	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties
$12,724,625	Pledged by Hangzhou Ruili Binkang Real Estate Development Co. Ltd., a related party, with its properties; Guaranteed by Hangzhou Ruili Property Development Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$26,863,097	Pledged by Hangzhou Ruili Property Development Ltd., a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$8,483,083	Pledged by the Company with its property; Guaranteed by Hangzhou Ruili Property Development Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$29,690,792	Pledged by Ruili Group, a related party, with its plant and land use rights
$59,381,583	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$35,346,180	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Guaranteed by Shanghai Ruili, a related party
$5,584,697	Pledged by the Company with its bank acceptance notes
$7,069,236	Pledged by the Company with a bank deposit of $7,069,236, which was included in restricted cash on the accompanying consolidated balance sheets. Also see Note B “RESTRICTED CASH” section.
$2,332,848	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties

NOTE K - LONG TERM LOANS

	September 30,	December 31,
	2019	2018
Aggregate outstanding principal balance	$27,086,528	$36,165,550
Less: unamortized debt issuance costs	(257,078)	(595,117)
Less: current portion	(22,199,252)	(21,141,029)
Non-current portion	$4,630,198	$14,429,404

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 8.38% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of RMB 5,000,000 (approximately $742,324). The repayments of principal totaled $7,364,365 and $7,522,125 for the nine months ended September 30, 2019 and 2018, respectively.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash of RMB 7,320,000 (approximately $1,025,248). The repayments of principal totaled $8,824,792 and $11,435,650 for the nine months ended September 30, 2019 and 2018, respectively.

In July 2019, the Company entered into a loan agreement with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months with an effective interest rate of 4.57% per annum, payable monthly in arrears. The total long term obligations under the agreement amounted to RMB 60,000,000 (approximately $8,483,083), pledged by the Company’s equipment in the original cost of RMB 62,298,653 (approximately $8,808,078). The Company received RMB 50,000,000 (approximately $7,069,236), after deducting deposits of RMB 10,000,000 (approximately $1,413,847) required to maintain by COSCO, in the form of bank acceptance notes. The Company paid debt issuance costs in cash of RMB 754,717 (approximately $108,222). The repayments of principal totaled $809,415  for the nine months ended September 30, 2019.

The interest expenses for long term loans, including the amortization of debt issuance costs, were $1,359,326 and $2,785,901 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE L - REVENUES FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by product type. See Note P for information regarding revenue disaggregation by product type.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of September 30, 2019 and December 31, 2018, the Company recorded a deferred revenue liability of $47,433,293 and $51,529,795, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the nine months ended September 30, 2019, the Company recognized $20,597,161 of deferred revenue included in the opening balance of deposits received from customers. The amount was included in sales on the accompanying consolidated statement of income (loss) and comprehensive income (loss).

NOTE M - INCOME TAXES

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty of $587,821 in the year ended December 31, 2018. The Company recognized additional interest and penalty of $137,415 in the nine months ended September 30, 2019. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The first installment payment of $881,839 was made during the nine months ended September 30, 2019. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of September 30, 2019, $2,588,913 was included in income tax payable, current as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current.

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the US and the PRC for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
US statutory income tax rate	21.00%	21.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-21.00%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-5.08%	-3.43%
Effects of expenses not deductible for tax purposes	1.62%	2.18%
Other items	-0.52%	0.81%
Effective tax rate	11.02%	14.56%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Current	$2,219,140	$14,454,243
Deferred	368,700	520,739
Total	$2,587,840	$14,974,982

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

Balance sheet information related to operating leases is as follows:

September 30, 2019
Operating lease right-of-use assets[1]	$917,151

Operating lease liabilities, current[2]	$481,167
Operating lease liabilities, non-current	628,873
Total operating lease liabilities	$1,110,040

[1]	Operating lease right-of-use assets are recorded in other assets, non-current on the accompanying consolidated balance sheet.

[2]	The current portion of operating lease liabilities is recorded in other current liabilities on the accompanying consolidated balance sheet.

For the nine months ended September 30, 2019, the Company had operating lease costs of $428,605 and the reduction in operating lease right-of-use assets was $378,674. Cash paid for amounts included in the measurement of operating lease liabilities was $1,025,421 during the nine months ended September 30, 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our leases are as follows:

September 30, 2019
Weighted-average remaining lease term	3 years

Weighted-average discount rate	5.24%

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2019:

2019 (remaining)	$299,264
2020	296,908
2021	296,908
2022	296,908
2023 and thereafter	-
Total lease payment	1,189,988
Less imputed interest	(79,948)
Total lease liabilities	$1,110,040

NOTE O - WARRANTY CLAIMS

Warranty claims were $2,889,608 and $2,507,487 for the nine months ended September 30, 2019 and 2018, respectively. Warranty claims are included in selling and distribution expenses on the accompanying consolidated statements of income (loss) and comprehensive income (loss). Accrued warranty expenses are included in the balances of accrued expenses on the accompanying consolidated balance sheets. The movement of accrued warranty expenses for the nine months ended September 30, 2019 was as follows:

Beginning balance at January 1, 2019	$7,063,122
Aggregate increase for new warranties issued during current period	2,889,608
Aggregate reduction for payments made and effect of exchange rate fluctuation	(3,451,002)
Ending balance at September 30, 2019	$6,501,728

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

The Company has two operating segments: Commercial Vehicle Brake Systems and Passenger Auto Parts.

All of the Company’s long-lived assets are located in the PRC. The Company and its subsidiaries do not have long-lived assets in the United States for the reporting periods.

	Nine Months Ended September 30,
	2019	2018

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$319,516,542	$276,593,442
Passenger vehicles auto parts	68,304,316	68,222,523

Net sales	$387,820,858	$344,815,965
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles auto parts	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$82,320,762	$61,974,537
Passenger vehicles auto parts	21,401,839	28,990,094
Gross profit	$103,722,601	$90,964,631
Selling and distribution expenses	43,198,784	37,154,745
General and administrative expenses	24,803,869	17,519,873
Research and development expenses	16,934,141	13,400,656

Other operating income, net	7,798,787	7,535,820

Income from operations	26,584,594	30,425,177

Interest income	4,183,471	2,847,299
Government grants	3,570,630	2,982,775
Other income	130,913	432,213
Interest expenses	(10,155,849)	(10,214,681)
Exchange differences	250,290	1,396,460
Other expenses	(1,076,993)	(1,200,920)
Income before income tax expense	$23,487,056	$26,668,323
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$30,864,485	$32,788,350
Passenger vehicles auto parts	5,631,299	7,721,848

Total	$36,495,784	$40,510,198
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$8,903,845	$7,187,308
Passenger vehicles auto parts	1,624,528	1,739,387

Total	$10,528,373	$8,926,695

	September 30, 2019	December 31, 2018

TOTAL ASSETS
Commercial vehicles brake systems	$594,148,299	$655,435,946
Passenger vehicles auto parts	108,403,787	138,935,580

Total	$702,552,086	$794,371,526

	September 30, 2019	December 31, 2018

LONG LIVED ASSETS
Commercial vehicles brake systems	$168,006,377	$150,067,034
Passenger vehicles auto parts	30,653,168	31,810,355

Total	$198,659,545	$181,877,389

NOTE Q - CONTINGENCIES

(1)	The Company purchased the Dongshan Facility from Ruili Group in 2007 and subsequently transferred the plants and land use right to Ruili Group. The Company has never obtained the land use rights certificate nor the property ownership certificate of the building for the Dongshan Facility. The Company reserved the relevant tax amount of RMB 4,560,000 (approximately $745,220). This amount was determined based on a 3% tax rate on the consideration paid for the Dongshan Facility in the transaction, which the Company considered as the most probable amount of tax liability. The Dongshan Facility was transferred back to Ruili Group on May 5, 2016.

(2)	The Company purchased the Development Zone Facility from Ruili Group on May 5, 2016. As of the filing date, the Company has not yet obtained the land use rights certificate or the property ownership certificate for the building of the Development Zone Facility. The Company reserved the relevant tax amount of RMB 15,030,000 (approximately $2,300,205). This amount was determined based on a 3% tax rate on the consideration paid for the Development Zone Facility, which the Company considered as the most probable amount of tax liability.

(3)	The information of lease commitments is provided in Note N.

(4)	The information of guarantees and assets pledged is provided in Note D.

NOTE R - SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short-term loans in a total amount of approximately $12.30 million from Industrial Bank, Agricultural Bank, China Construction Bank and China Zheshang Bank. Interest rate for these loans ranges from 4.35% to 4.5675% per annum. The maturity dates of these loans existing as of the filing date range from April 13, 2020 to October 24, 2020. The Company pledged with its bank acceptance notes to obtain loans from Industrial Bank and China Zheshang Bank, its accounts receivable from customers to obtain the loan from China Construction Bank, and its property to obtain the loan from Agricultural Bank.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $13.58 million to Agricultural Bank, China Construction Bank, Industrial Bank, and China Zheshang Bank.

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

RESULTS OF OPERATIONS

Sales

The following tables present certain financial information about our segments’ sales for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$94.9	84.6%	$89.0	82.0%
Passenger Vehicle auto parts	$17.3	15.4%	$19.6	18.0%

Total	$112.2	100.0%	$108.6	100.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	(U.S. dollars in millions)
Commercial Vehicle Brake Systems	$319.5	82.4%	$276.6	80.2%
Passenger Vehicle auto parts	$68.3	17.6%	$68.2	19.8%

Total	$387.8	100.0%	$344.8	100.0%

The sales were $112.2 million and $108.6 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $3.6 million or 3.4%. The sales were $387.8 million and $344.8 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $43.0 million or 12.5%. The increase was mainly due to the increased sales of commercial vehicle brake systems.

The sales from Commercial Vehicle Brake Systems increased by $5.9 million or 6.6%, to $94.9 million for the third fiscal quarter of 2019, compared to $89.0 million for the same period of 2018. The sales from Commercial Vehicle Brake Systems increased by $42.9 million or 15.5%, to $319.5 million for the nine months ended September 30, 2019, compared to $276.6 million for the nine months ended September 30, 2018. Our high quality, low cost products continued to generate higher sales and further penetrated into the commercial vehicle market, which impacted the sales of the commercial vehicle brake systems.

The sales from Passenger Vehicle auto parts decreased by $2.3 million or 11.6%, to $17.3 million for the third fiscal quarter of 2019, compared to $19.6 million for the same period of 2018. The sales from Passenger Vehicle auto parts were $68.3 million for the nine months ended September 30, 2019, compared to $68.2 million for the same period of 2018. The decrease was mainly due to the declining sales in the passenger vehicle market.

A breakdown of the sales revenue for these markets for the third fiscal quarter of the 2019 and 2018, respectively, is set forth below:

	Three Months Ended September 30, 2019	Percent of Total Sales	Three Months Ended September 30, 2018	Percent of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$48.6	43.3%	$50.3	46.3%	-3.4%
China Aftermarket	$45.6	40.6%	$36.4	33.6%	25.3%
International market	$18.1	16.1%	$21.8	20.1%	-17.1%
Total	$112.2	100.0%	$108.6	100.0%	3.3%

A breakdown of net sales revenues for China OEM markets, China aftermarket and international market for the nine months ended September 30, 2019 and 2018, respectively, is set forth below:

	Nine Months Ended September 30, 2019	Percent of Total Sales	Nine Months Ended September 30, 2018	Percent of Total Sales	Percentage Change
	(U.S. dollars in millions)
China OEM market	$192.7	49.7%	$164.7	47.8%	17.0%
China Aftermarket	$135.5	34.9%	$117.3	34.0%	15.5%
International market	$59.7	15.4%	$62.7	18.2%	-4.8%
Total	$387.8	100.0%	$344.8	100.0%	12.5%

Considering the decrease of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market decreased by $1.7 million or 3.4%, to $48.6 million for the third fiscal quarter of 2019, compared to $50.3 million for the same period of 2018. Our sales to the Chinese OEM market increased by $28.0 million or 17.0%, to $192.7 million for the nine months ended September 30, 2019, compared to $164.7 million for the same period of 2018.

Our sales to the China aftermarket increased by $9.2 million or 25.3%, to $45.6 million for the third fiscal quarter of 2019, compared to $36.4 million for the same period of 2018. Our sales to the China aftermarket increased by $18.2 million or 15.5%, to $135.5 million for the nine months ended September 30, 2019, compared to $117.3 million for the same period of 2018. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales decreased by $3.7 million or 17.1%, to $18.1 million for the third fiscal quarter of 2019, as compared to $21.8 million for the same period of 2018. Our export sales decreased by $3.0 million or 4.8%, to $59.7 million for the nine months ended September 30, 2019, as compared to $62.7 million for the same period of 2018. The decrease in export sales was mainly due to the truck production decline in some countries.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2019 were $81.3 million, a decrease of $1.0 million or 1.2% from $82.2 million for the three month period ended September 30, 2018. Cost of sales for the nine months ended September 30, 2019 were $284.1 million, an increase of $30.2 million or 11.9% from $253.9 million for the same period of 2018.

Our gross profit increased by 17.5% from $26.3 million for the period of 2018 to $30.9 million for the three month period ended September 30, 2019. Our gross profit increased by 14.0% from $91.0 million for the period of 2018 to $103.7 million for the three month period ended September 30, 2019.

Gross margin increased to 27.6% from 24.3% for the three month period ended September 30, 2019 compared with 2018. Gross margin increased to 26.7% from 26.4% for the nine months ended September 30, 2019, as compared with the same period of 2018. The increase was primarily due to higher sales of the high margin, electronically controlled products during the third quarter of 2019. We intend to focus in 2019 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us to maintain or increase our gross profit margins.

Cost of sales from Commercial Vehicle Brake Systems for the three months period ended September 30, 2019 were $70.3 million, an increase of $0.5 million or 0.7% from $69.8 million for the same period of 2018. Cost of sales from Commercial Vehicle Brake Systems for the nine months ended September 30, 2019 were $237.2 million, an increase of $22.6 million or 10.5% from $214.6 million for the same period of 2018. The gross profit from Commercial Vehicle Brake Systems increased by 28.1% from $19.2 million for three month period ended September 30, 2018 to $24.6 million for the three month period ended September 30, 2019. The gross profit from Commercial Vehicle Brake Systems increased by 32.8% from $62.0 million for the nine months ended September 30, 2018 to $82.3 million for the nine months ended September 30, 2019. Gross margin from Commercial Vehicle Brake Systems increased to 26.0% from 21.6% for the three months period ended September 30, 2018 compared to the three months period ended September 30, 2019. Gross margin from Commercial Vehicle Brake Systems increased to 25.8% from 22.4% for the nine months ended September 30, 2019 compared with the same period of 2018.

Cost of sales from Passenger Vehicle auto parts for the three months period ended September 30, 2019 were $11.0 million, a decrease of $1.4 million or 11.6% from $12.5 million for the three month period ended September 30, 2018. Cost of sales from Passenger Vehicle auto parts for the nine months ended September 30, 2019 were $46.9 million, an increase of $7.7 million or 19.6% from $39.2 million for the same period of 2018. The gross profit from Passenger Vehicle auto parts decreased by 11.3% from $7.1 million for the three month period ended September 30, 2018 to $6.3 million for the three month period ended September 30, 2019. The gross profit from Passenger Vehicle auto parts decreased by 26.2% from $29.0 million for the nine months ended September 30, 2018 to $21.4 million for the same period of 2019. Gross margin from Passenger Vehicle auto parts was 36.3% for the three months ended September 30, 2019 and 2018.  Gross margin from Passenger Vehicle auto parts decreased to 31.3% for the nine months ended September 30, 2019, as compared to 42.5% for the same period in 2018.

Selling and Distribution Expenses

Selling and distribution expenses were $13.9 million for the three months ended September 30, 2019, as compared to $13.2 million for the same period of 2018, an increase of $0.7 million or 5.2%. Selling and distribution expenses were $43.2 million for the nine months ended September 30, 2019, as compared to $37.2 million for the same period of 2018, an increase of $6.0 million or 16.3%. The increase was mainly due to increased freight expense and packaging expenses.

As a percentage of sales revenue, selling expenses increased to 12.3% for the three months ended September 30, 2019, as compared to 12.1% for the same period in 2018. As a percentage of sales revenue, selling expenses increased to 11.1% for the nine months ended September 30, 2019, as compared to 10.8% for the same period in 2018.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended September 30, 2019, as compared to $5.1 million for the same period of 2018, an increase of $3.2 million or 62.5%. General and administrative expenses were $24.8 million for the nine months ended September 30, 2019, as compared to $17.5 million for the same period of 2018, an increase of $7.3 million or 41.6%. The increase was mainly due to the increase in employee salaries for the nine months ended September 30, 2019.

As a percentage of sales revenue, general and administrative expenses was 7.3% for the three months ended September 30, 2019, as compared to 4.7% for the same period in 2018. As a percentage of sales revenue, general and administrative expenses was 6.4% for the nine months ended September 30, 2019, as compared to 5.1% for the same period in 2018.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs. For the three months ended September 30, 2019, research and development expenses were $5.0 million, as compared to $4.5 million for the same period of 2018, an increase of $0.5 million. For the nine months ended September 30, 2019, research and development expenses were $16.9 million, as compared to $13.4 million for the same period of 2018, an increase of $3.5 million.

Other Operating Income

Other operating income was $2.8 million for the three months ended September 30, 2019, as compared to $3.0 million for the three months ended September 30, 2018, a decrease of $0.2 million. Other operating income was $7.8 million for the nine months ended September 30, 2019, as compared to $7.5 million for the nine months ended September 30, 2018, an increase of $0.3 million. The increase was mainly due to an increase in sales of raw material scrap.

Depreciation and Amortization

Depreciation and amortization expense was $3.6 million for the three months ended September 30, 2019, compared with that of $3.1 million for the same period of 2018. Depreciation and amortization expenses increased to $10.5 million for the nine months ended September 30, 2019, compared with that of $8.9 million for the same period of 2018, an increase of $1.6 million. The increase was mainly due to some new addition in PPE and the purchase of land after September 30, 2018.

Interest income

The interest income for the three months ended September 30, 2019, increased to $1.0 million from $0.5 million for the same period of 2018. The interest income for the nine months ended September 30, 2019, increased to $4.2 million from $2.8 million for the same period of 2018, mainly due to increased interest income from advances to related parties during the period.

Interest Expenses

The interest expenses for the three months ended September 30, 2019, decreased to $3.0 million from $3.3 million for the same period of 2018, mainly due to decreased interest rate and decreased amount of average loans outstanding during the period. The interest expenses were $10.2 million for the nine months ended September 30, 2019 and 2018.

Income Tax

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty of $587,821 in the year ended December 31, 2018. The Company recognized additional interest and penalty of $137,415 in the nine months ended September 30, 2019. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The first installment payment of $881,839 was made during the nine months ended September 30, 2019. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of September 30, 2019, $2,588,913 was included in income tax payable as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current.

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

Income tax expense was $0.4 million for the three months ended September 30, 2019, as compared to $12.1 million for the three months ended September 30, 2018. Income tax expense was $2.6 million for the nine months ended September 30, 2019, as compared to $15.0 million for the nine months ended September 30, 2018.

Net Income Attributable to Non-Controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian and 40% non-controlling interest in SIH, in each case held by our joint venture partners. On December 15, 2015, the Company disposed of its entire 60% equity interest in SIH. Net income attributable to noncontrolling interest in subsidiaries amounted to $0.5 million and $0.6 million for the third fiscal quarter ended September 30, 2019 and 2018, respectively. Net income attributable to non-controlling interest in subsidiaries amounted to $2.1 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Net Income Attributable to Stockholders

The net income attributable to stockholders for the fiscal quarter ended September 30, 2019, increased by $9.8 million, to $4.2 net income from $5.6 million net loss for the fiscal quarter ended September 30, 2018 due to the factors discussed above. The net income attributable to stockholders for the nine months ended September 30, 2019, increased by $9.4 million, to $18.8 million from $9.4 million for the nine months ended September 30, 2018 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for the fiscal quarter ended September 30, 2019 and 2018, were $0.22 and $(0.29), respectively. EPS, both basic and diluted, for the nine months ended September 30, 2019 and 2018, were $0.97 and $0.49, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents of $16.5 million, as compared to cash and cash equivalents of $73.6 million as of December 31, 2018. The Company had working capital of $34.2 million on September 30, 2019, as compared to working capital of $47.3 million on December 31, 2018, reflecting current ratios of 1.1:1 and 1.1:1, respectively.

OPERATING - Net cash used in operating activities was $58.9 million for nine months ended September 30, 2019, a decrease of $140.1 million, as compared with $81.2 million of net cash provided by operating activities in the same period in 2019. Such change was primarily due to the increased cash outflow resulted by changes in accounts payable and bank acceptance notes to vendors.

INVESTING - During the nine months ended September 30, 2019, the Company had cash inflow from investing activities of $20.6 million mainly due to repayment of advances to related parties. For the nine months ended September 30, 2018, the Company expended net cash of $33.0 million in investing activities.

FINANCING - During the nine month period ended September 30, 2019, the net cash used in financing activities was $25.0 million. For the nine months ended September 30, 2018, the net cash used in financing activities was $8.1 million. Such increase was primarily due to decreased proceeds from short term bank loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

According to the laws of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. In 2007, the Company purchased the land use rights from the Ruili Group, a related party. The Company also purchased the buildings on the land in the same transaction. The purchase price of land use right and building amounted to approximately $20 million. On May 5, 2016, the Company entered into a Purchase Agreement with the Ruili Group through Ruian, pursuant to which the Company agreed to exchange the Dongshan Facility plus RMB501 million (approximately $76.5 million) in cash for Development Zone Facility. The value of the Dongshan Facility and Development Zone Facility was appraised to be RMB 125 million (approximately $19.1 million) and RMB 626 million (approximately $95.6 million), respectively. As of September 30, 2019, total amount of RMB481 million (approximately $73.5 million) was paid to the Ruili Group in installments, and the remaining RMB20 million (approximately $3.0 million) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2019, we had no material changes outside the ordinary course of business in our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of September 30, 2019, were effective, in all material respects, for the purpose stated above.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated : November 14, 2019	SORL AUTO PARTS, INC.

	By:	/s/ Xiao Ping Zhang
	Name:	Xiao Ping Zhang
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Zong Yun Zhou
Name:	Zong Yun Zhou
Title:	Chief Financial Officer (Principal Accounting Officer)