Form 10-K
period 2019-12-31
SORL Auto Parts, Inc.
filed 2020-06-08
CIK 714284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended - December 31, 2019

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

State registrant’s revenues for its most recent fiscal year December 31, 2019: $540,188,479.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter. As of June 30, 2019, the value was approximately $28.0 million.

State the number of shares outstanding of each of the registrant’s classes of common equity: 19,304,921 shares immediately prior to the completion of the Going Private transaction on May 15, 2020, and 1 share immediately after such completion.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On January 19, 2004 the Joint Venture acquired the business segment of the Ruili Group relating to manufacture and sale of various kinds of valves for automotive brake systems and related operations (the “Transferred Business”). The Ruili Group began its automotive air brake valve business in 1987. The acquisition was accomplished by a transfer from the Ruili Group to Fairford of relevant assets and liabilities of the Transferred Business including trade receivables, inventories and machineries, and the assumption of short and long term borrowings for a purchase price of $6,390,000. The consideration was based on a valuation provided by Rui’an Ruiyang Assets Valuation Co., Ltd., an independent PRC valuation firm. Fairford then transferred these assets and liabilities to the Joint Venture as consideration for its 90% ownership interest of the Joint Venture. The Ruili Group transferred inventory as its capital contribution for its 10% interest in the Joint Venture. The assets and liabilities transferred to the Joint Venture by Fairford and the Ruili Group represented all the assets and liabilities of the Transferred Business. Certain historical information of the Transferred Business is based on the operation of the Transferred Business when it was owned by the Ruili Group.

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

On May 5, 2016, through its principal operating subsidiary, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agreed to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility owned by the company, plus RMB 501,000,000 (approximately $76,533,000) in cash.

The cash consideration in the amount of RMB 481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB 20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. Before the transaction, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, which lease was scheduled to expire on December 31, 2018. This lease was terminated upon the completion of the purchase. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of a real estate appraisal firm.

On April 26, 2019, the Company announced its receipt of a preliminary non-binding proposal letter (the “Proposal”), dated April 25, 2019, from Mr. Xiaoping Zhang, Chairman and Chief Executive Officer of the Company, Ms. Shuping Chi and Mr. Xiaofeng Zhang, directors of the Company and Ruili Group Co., Ltd. (together, the “Consortium”), to acquire all of the outstanding shares of common stock of the Company not already owned by the Consortium (the “Going Private” transaction).

On May 21, 2019, the Board of Directors of the Company formed a special committee (the “Special Committee”) of independent directors consisting of Mr. Xiao Lin and Mr. Binghua Feng, with Mr. Lin as the Chairman of the Special Committee, to evaluate the Proposal.

On November 29, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Ruili International Inc. (“Parent”), a Delaware corporation, and Ruili International Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Parent. Parent was formed by Mr. Xiaoping Zhang solely for the purpose of entering into the Merger Agreement and consummating the Going Private transaction contemplated thereby. Pursuant to the Merger Agreement, subject to the terms and conditions thereof, at the effective time , Merger Sub will be merged with and into the Company (the “Merger”), with the Company being the surviving corporation, and each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger will be automatically cancelled and converted into the right to receive $4.72 in cash (the “Merger Consideration”) without interest, except for (i) shares of common stock beneficially owned by members of the Consortium, Parent, Merger Sub or their respective affiliates, which will be automatically cancelled for no consideration at the effective time of the Merger, and (ii) shares of common stock held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected and not effectively withdrawn or lost their statutory rights of appraisal in accordance with Section 262 of the General Corporation Law of the State of Delaware (“Section 262”), which will be automatically cancelled at the effective time of the Merger and will cease to have any rights with respect thereto, except the right to receive payment of the appraised value of such shares to be determined in accordance with the provisions of Section 262.

On May 8, 2020, a special meeting of the stockholders (the “Special Meeting”) was held and as of the record date of April 2, 2020, the Company had 19,304,921 shares of common stock outstanding that are entitled to vote, of which 15,393,221 shares, representing approximately 79.74% of the outstanding shares entitled to vote, voted in favor of the proposal to adopt the Merger Agreement. Specifically, 4,033,818 shares, representing approximately 50.77% of the outstanding share of common stock entitled to vote owned by the unaffiliated stockholders, voted in favor of the proposal to adopt the Merger Agreement, satisfying the majority of unaffiliated stockholders voting requirement set forth in the Merger Agreement.

On May 15, 2020, the Company completed the Merger, pursuant to the terms of the Merger Agreement by and among the Company, Parent and Merger Sub. As a result of the Merger, the Company became a wholly owned subsidiary of Parent. The aggregate consideration paid in connection with the Merger was approximately $37.5 million. The consideration was funded through equity contributions in cash as contemplated by the equity commitment letter, dated as of November 29, 2019, between Parent and Ruili Group Co., Ltd. Pursuant to the terms of the Merger Agreement, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than shares held by Parent (representing shares contributed to Parent by Mr. Xiaoping Zhang, Ms. Shuping Chi and Mr. Xiaofeng Zhang) which shares have been cancelled for no consideration, was canceled and automatically converted into the right to receive $4.72 per share in cash, without interest. In connection with the consummation of the Merger on May 15, 2020, the following individuals submitted their resignations and ceased to be members of the board of directors of the Company: Xiaofeng Zhang, Shuping Chi, Binghua Feng, Huilin Wang, Jianghua Feng, Jinbao Liu, Xiao Lin and Yuhong Li. Xiaoping Zhang remains as the Company’s sole director following the consummation of the Merger.

In connection with the completion of the Merger, the Company notified the Nasdaq Stock Market (“NASDAQ”) of its intent to remove its common stock, par value $0.002 (“Company Common Stock”) from listing on NASDAQ prior to opening of trading on May 15, 2020, and NASDAQ filed a delisting application on Form 25 with the Securities and Exchange Commission (the “SEC”) to delist and deregister the Company Common Stock as of May 15, 2020. The Company has filed with the SEC a certification on Form 15 on May 26, 2020 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requesting the suspension of the Company’s reporting obligations under the Exchange Act.

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. In 2020, our strategic plan includes these elements:

●	Enhance the development of new energy products. The management projects that the New Energy Vehicle market will have a moderate growth in 2020.

●	Improve manufacturing technology and further computerize our manufacturing processes. We plan to continue improving our manufacturing process to enhance product quality. We believe that improvement of manufacturing technology will further automate and streamline our manufacturing processes, which could ultimately eliminate human errors, increase manufacturing efficiency, lower production costs and at the same time ensure consistent quality of our products.

The Company believes that after the recent completion of the Going Private transaction, management will be able to focus on long term strategic goals and the Company is in the process of developing such goals.

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

ISO 9000 is a family of standards related to quality management systems and designed to help organizations ensure that they meet the needs of customers and other stakeholders. The standards are published by ISO, the International Organization for Standardization, and available through national standards bodies. ISO 9001 deals with the requirements that organizations wishing to meet the standard have to fulfil.

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

CHINA AUTOMOBILE AND AUTO PARTS INDUSTRY

Based on statistics published by the China Association of Automobile Manufactures (“CAAM”) in 2019, China currently is still the world’s biggest automotive market and continued to expand, 2019 is lower than 2018. The automobile industry is one of China’s key industries, contributing significantly to the growth of China’s economy.

According to the statistics published by the CAAM in 2019, China’s automobile output and sales volume were 25.72 million units and 25.77 million units, respectively, representing decreases of 7.5% and 8.2% respectively comparing to 2018. The output and sales volume of commercial vehicles increased by 1.9% to 4.36 million units and decreased by 1.1% to 4.32 million units, respectively.

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

MARKETS AND CUSTOMERS

We strengthened our sales and marketing efforts in 2019. The sales person headcounts for Chinese sales and international sales were 184 and 75, respectively. Products are sold under the “SORL” trademark, which we licensed on a royalty free basis from Ruili Group. The Company renewed the license from Ruili Group in 2012 which currently expires in 2022. We have an agreement with Ruili Group that the term of the license will be extended beyond 2022 as long as the registration for the trademark is renewed.

In general, The Company’s sales can be divided into three segments: Chinese OEM Market, Chinese Aftermarket, and International Market. The above identified markets account for approximately 47.6%, 37.5% and 15.0%, respectively, of the Company’s annual sales for 2019.

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

The table below presents comparative information for 2019 and 2018 of the Company’s top five OEM customers.

Ranking	Customer	% of 2019 Sales	Customer	% of 2018 Sales

1	FAW Jiefang Automotive Co., Ltd.	4.0%	FAW Jiefang Qingdao Automotive Co., Ltd.	4.5%
2	FAW Jiefang Qingdao Automotive Co., Ltd.	3.8%	FAW Jiefang Automotive Co., Ltd.	4.0%
3	Dongfeng Dena Axle Co., Ltd.	2.2%	Dongfeng Dena Axle Co., Ltd.	3.2%
4	Shaanxi Heavy Duty Automobile Co., Ltd.	2.1%	Shaanxi Heavy Duty Automobile Co., Ltd.	2.7%
5	Shaanxi Hande Axle Co., Ltd.	2.0%	Shaanxi Hande Axle Co., Ltd.	2.3%

We continue to expand our business with FAW Group, Dongfeng Motor Co., Ltd, and Shaanxi Heavy Duty Automobile Co., Ltd, which ranked in the top ten highest sales commercial vehicle manufacturers in China during 2019. The Company is a “core supplier” to the FAW Group, and a strategic partner with both Beiqi Foton Motor Co., Ltd., and Dongfeng Motor Co., Ltd. (through product co-development contracts and priority supply agreements).

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

International Market - With decline in the truck production and currency depreciation in some countries in 2019, our export sales in 2019 decreased comparing to 2018. Our strategies in the export market include the following:

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

In 2019, our export sales accounted for 15.0% of total revenue. Products are exported to more than 104 countries and regions in the world. The table below presents comparative information for 2019 and 2018 of the Company’s top five international customers.

Ranking	Country	Customer Name	% of 2019 Sales	Country	Customer Name	% of 2018 Sales

1	USA	SAP	1.8%	USA	SAP	2.9%
2	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	1.2%	India	HISHIKHA OVERSEAS	1.1%
3	India	HISHIKHA OVERSEAS	0.7%	BRAZIL	SCHULZ	0.9%
4	BRAZIL	LNG	0.7%	BRAZIL	LNG	0.8%
5	USA	CARDONE	0.7%	UAE	GOLDEN DRAGAN AUTO SPARE PARTS	0.7%

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

INTELLECTUAL PROPERTY AND INNOVATION CAPACITY

As of December 31, 2019, we had 588 technical staff members, 243 of whom possess Engineer or Senior Engineer qualifications. Our technical staff are divided as follows: 43 for information technology, 331 for new product development and design techniques, 48 for measurement and testing, and the remaining 166 for quality control and quality check.

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

Patented Technologies

We continue to invest in research and development (“R&D”) efforts and to pursue patent protection. Currently we own 826 issued patents and 171 patent applications worldwide.

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

During 2019, the Company did not make any material capital expenditures relating to environmental compliance.

RAW MATERIALS

Raw materials used by the Company in the manufacture of our products primarily include steel, aluminum, other metals, rubber and various manufactured components.

All of the materials we use generally are readily available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what are reasonably required to meet our production and shipping schedules. Critical raw materials are generally supplied from at least two or more vendors to assure adequate supply and reasonable price. We maintain relationships with over twenty material suppliers. In 2019, our three largest suppliers were Zhejiang Hengda Aluminum Co., Ltd., Shanghai Shougang Steel Trading Co., Ltd., and Shanghai Bao Steel Trading Co., Ltd. which together accounted for 19.7% of the total purchase. None of the suppliers accounted for more than 10% of the total purchases.

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

DOING BUSINESS IN CHINA

China’s Economy

Management believes that an important factor that affects the Chinese automobile industry is the country’s economic environment. According to China’s Statistics Bureau, China’s economic growth slowed down during the last three years, with a GDP growth rate for 2017, 2018 and 2019, of 6.9%, 6.6% and 6.1%, respectively.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company currently employs 6,756 employees, all of whom are employed full time and are grouped as follows: 588 technical staffs and quality control and quality check, 259 sales and marketing staffs, 5,771 production workers and 138 administrative staffs. There are employment agreements with all of the employees. We believe that the employment contracts with all our employees comply with relevant laws and regulations of China. We are not subject to any collective bargaining agreement.

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

Risks Related to the Company

The COVID-19 pandemic has adversely affected the Company’s business, and the ultimate effect on the Company’s operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there has been a significant reduction in demand for auto parts. If the reduced demand for auto parts continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity may be materially and adversely affected. Although the Company’s factories in the People’s Republic of China gradually returned to operations starting in late February, the Company has not regained the level of production capacity before the pandemic. The Company’s operations also may be adversely affected if significant portions of the Company’s workforce are unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with future waves of COVID-19 pandemic.

The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operation and liquidity will depend on future developments, which are uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, may also have the effect of heightening many of the other risks described in this “Risk Factors” section

If the current financial crisis and the slowdown of the global economy continues, more countries may resort to protectionist measures which would negatively affect our export sales.

As a result of global economic conditions and little or no growth in many countries, there is a risk of increased international trade protectionism. It is expected that many countries would set up trade barriers which would negatively affect our export sales, as well as increasing litigation risk in the countries to which our products are exported.

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

Our operations depend highly on Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, and Ms. Jinrui Yu, our Chief Operating Officer, and a small number of other executives, and the loss of any such executive could adversely affect our ability to conduct our business.

The success of our operations depends greatly on a small number of key managers, particularly, Mr. Xiao Ping Zhang and Ms. Jinrui Yu. The loss of the service of Mr. Zhang, or any of the other senior executives could adversely affect our ability to conduct our business. Even if we are able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could adversely affect our sales and manufacturing activities, as well as our research and development efforts.

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

No customer individually accounted for more than 10% of our revenues for the years ended December 31, 2019 and 2018, except for Ruili Commercial Vehicle Co., Ltd., a related party, which accounted for 11.1% and nil during the years ended December 31, 2019 and 2018, respectively. The Company sold to aftermarket customers through this related party starting in 2019. Our remaining three largest customers accounted for approximately 9.9% and 11.7% of our revenues in 2019 and 2018, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if one or more major customers stop purchasing our products.

Our business depends on our ability to protect and enforce our intellectual property rights effectively which may be difficult particularly in China.

The success of our business depends on the legal protection of the intellectual property rights we hold. As of the fiscal year ended December 31, 2019, we own 826 patents and additional 171 under applications. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contracts, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage that those proprietary rights provide to us would be negated. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and/or know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may improperly duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our normal business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

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

We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Rui’an City, Wenzhou, Zhejiang Province, China. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, or natural disaster, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to lease, acquire or build alternative manufacturing facilities. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or look for replacement facilities and seek necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. Also, operating any new facilities may be more expensive than operating our current facility. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.

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

In 2019, approximately 52.4% of our sales were sales to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. Longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

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

A large portion of our common stock is held by a small number of stockholders. Mr. Xiao Ping Zhang, our Chairman and Chief Executive Officer, his wife Ms. Shu Ping Chi, and his brother Mr. Xiao Feng Zhang, all of whom are the directors of our board, holding approximately 47.1%, 5.9% and 5.9% respectively, of the Company’s outstanding common stock as of December 31, 2019. As a result, these stockholders collectively are able to control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities are located in Ruian City, Wenzhou Area, Zhejiang Province, People’s Republic of China, which boasts many automotive parts production facilities similar to ours. On May 5, 2016, through its principal operating subsidiary, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agree to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility, plus RMB 501,000,000 (approximately $76,533,000) in cash.

The cash consideration in the amount of RMB 481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB 20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the Development Zone Facility. The total floor area of the Dongshan Facility is 58,714 square meters, which the Company purchased from the Ruili Group in 2007. The total floor area of the Development Zone Facility is 157,619 square meters, which will provide more manufacturing and service capacity to support the Company’s future growth. At the time of the purchase, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, of which the lease was going to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The purchase of the Development Zone Facility would allow the Company to acquire full ownership and control over these important production facilities. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of the Development Zone Facility and the Dongshan Facility provided by an independent real estate appraisal firm.

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

In September 2017, Ruian entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Ruian City, Zhejiang Province, China with a total area of 17,029 square meters (the “Wansong Land”). The Company prepaid the amount of RMB 51.81 million (approximately $7.93 million) as full payment. The Company obtained the title to the land use rights in April 2018.

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. As of December 31, 2018, the purchase price of RMB 72.02 million (approximately $11.13 million) was fully paid and the payments were included in prepayments, non-current in the consolidated balance sheets. As of December 31, 2019, the Company paid related deed tax of RMB 2.33 million (approximately $330,000). The Company obtained the title to the land use rights in September 2019.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 38.68 million (approximately $5.85 million) and refundable deposit of RMB 3.87 million (approximately $585,000) were made during the year ended December 31, 2018. As of December 31, 2019, the Company paid related deed tax of RMB 2.04 million (approximately $292,000). The Company obtained the title to the land use rights in July 2019.

At the production facility, the Company has production equipment, imported from the United States, Korea, and Taiwan, as well as manufactured in mainland China.

ITEM 3. LEGAL PROCEEDINGS

The following putative stockholder class action complaints have been filed against the Company and certain officers and directors thereof in connection with the Going Private transaction. The first, Richard Scarantino v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-00216, was filed on February 13, 2020, in the United States District Court for the District of Delaware (the “Delaware Action”). The second, Jose Carlos SanJuan Paz v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-01318, was filed on February 14, 2020, in the United States District Court for the Southern District of New York. The third, Ongarov v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-1815, was filed on March 2, 2020 in the United States District Court for the Southern District of New York. The fourth, Mark Patenaude v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-01929, was filed on March 4, 2020 in the United States District Court for the Southern District of New York. The fifth, Sherri Gough v. SORL Auto Parts, Inc., Case No. 1:20-cv-02182, was filed on March 11, 2020 in the United States District Court for the Southern District of New York. The sixth, Bruce LeBeau v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-02266, was filed on March 13, 2020 in the United States District Court for the Southern District of New York. The complaints allege that the preliminary proxy statement omitted material information with respect to the Going Private transaction that renders the preliminary proxy statement false and misleading. In March 2020, the five actions filed in the Southern District of New York—the Paz, Ongarov, Patenaude, Gough, and LeBeau matters—were consolidated with the Paz action designated as the lead case (the “Consolidated Action”). On April 16, 2020, plaintiff in the Delaware Action voluntarily dismissed his claims without prejudice. Between April 17, 2020, and April 29, 2020, plaintiffs in the Consolidated Action also voluntarily dismissed their claims without prejudice. The seventh, on May 7, 2020, Jose Carlos Sanjuan Paz and Samuel Levin, filed a Section 220 lawsuit in the Delaware Court of Chancery seeking to compel the Company to allow them to inspect certain documents identified in the complaint. The complaint seeks to enjoin defendants from consummating the Going Private transaction. The Company believes the allegations in the complaint are without merit, but cannot predict with certainty the results of the litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

On April 18, 2006, our shares of common stock began trading on the Nasdaq Capital Market under the symbol “SORL”. Subsequently, our shares of common stock began trading on the Nasdaq Global Market on November 21, 2006 under the symbol “SORL”. High and low sales prices per share of our common stock as reported on Nasdaq for each quarter ended during 2019 and 2018 are as follows:

Quarter Ended	Low	High

2019
First Quarter	$2.18	$3.64
Second Quarter	3.12	3.89
Third Quarter	3.06	3.78
Fourth Quarter	3.08	4.48

2018
First Quarter	$5.76	$7.42
Second Quarter	3.95	7.09
Third Quarter	4.08	5.42
Fourth Quarter	1.88	4.15

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Stockholders

As of December 31, 2019, we had approximately 119 registered stockholders of record of our common stock. This number does not include shares beneficially owned by investors through brokerage clearing houses, depositories or otherwise held in “street name.”

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

The following discussion and analysis of our financial condition and results should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report on Form 10K, as well as the Risk Factors identified in Item 1A, including without limitation the impacts of COVID-19.

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

The transactions were accounted for as a reverse spin-off in accordance with EITF 02-11 “Accounting for Spin-offs”. Accordingly, SORL Auto Parts, Inc. was deemed to be the “spinner” for accounting purposes.

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

On May 5, 2016, the Company, through its principal operating subsidiary, entered into a Purchase Agreement (the “Purchase Agreement”) with the Ruili Group, a related party under common control, pursuant to which the Company agreed to purchase the land use rights and factory facilities located at No. 2666 Kaifaqu Avenue, Rui’an Economic Development Zone, Rui’an City, Zhejiang Province, the People’s Republic of China (the “Development Zone Facility”). In exchange for the Development Zone Facility, the Company agree to transfer to the Ruili Group the land use rights and factory facilities of the Dongshan Facility, plus RMB 501,000,000 (approximately $76,533,000) in cash.

The cash consideration in the amount of RMB 481,000,000 (approximately $73,478,000) was paid to the Ruili Group in installments before June 30, 2016, and the remaining RMB 20,000,000 (approximately $3,016,000) will be paid within 10 days of completion of the required procedures for transferring the title of the facilities and the land use right as specified in the Purchase Agreement. As of the filing date, the Company has not obtained the land use right certificate nor the property ownership certificate of the Development Zone Facility. The total floor area of the Dongshan Facility is 58,714 square meters, which the Company purchased from the Ruili Group in 2007. The total floor area of the Development Zone Facility is 157,619 square meters, which will provide more manufacturing and service capacity to support the Company’s future growth. At the time of the purchase, the Company was leasing 89,229 square meters of the Development Zone Facility from Ruili Group for its brake systems business, of which the lease was going to expire on December 31, 2017. This lease was terminated upon the completion of the purchase. The purchase of the Development Zone Facility would allow the Company to acquire full ownership and control over these important production facilities. The transaction was approved by a committee of independent directors of the Company based on the valuation reports of the Development Zone Facility and the Dongshan Facility provided by an independent real estate appraisal firm.

On April 26, 2019, the Company announced its receipt of a preliminary non-binding proposal letter (the “Proposal”), dated April 25, 2019, from Mr. Xiaoping Zhang, Chairman and Chief Executive Officer of the Company, Ms. Shuping Chi and Mr. Xiaofeng Zhang, directors of the Company and Ruili Group Co., Ltd. (together, the “Consortium”), to acquire all of the outstanding shares of common stock of the Company not already owned by the Consortium.

On May 21, 2019, the Board of Directors of the Company formed a special committee (the “Special Committee”) of independent directors consisting of Mr. Xiao Lin and Mr. Binghua Feng, with Mr. Lin as the Chairman of the Special Committee, to evaluate the Proposal.

On November 29, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Ruili International Inc. (“Parent”), a Delaware corporation, and Ruili International Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Parent. Parent was formed by Mr. Xiaoping Zhang solely for the purpose of entering into the Merger Agreement and consummating the Going Private transaction contemplated thereby. Pursuant to the Merger Agreement, subject to the terms and conditions thereof, at the effective time , Merger Sub will be merged with and into the Company (the “Merger”), with the Company being the surviving corporation, and each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger will be automatically cancelled and converted into the right to receive $4.72 in cash without interest, except for (i) shares of common stock beneficially owned by members of the Consortium, Parent, Merger Sub or their respective affiliates, which will be automatically cancelled for no consideration at the effective time of the Merger, and (ii) shares of common stock held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected and not effectively withdrawn or lost their statutory rights of appraisal in accordance with Section 262 of the General Corporation Law of the State of Delaware (“Section 262”), which will be automatically cancelled at the effective time of the Merger and will cease to have any rights with respect thereto, except the right to receive payment of the appraised value of such shares to be determined in accordance with the provisions of Section 262.

On May 8, 2020, a special meeting of the stockholders (the “Special Meeting”) was held and as of the record date of April 2, 2020, the Company had 19,304,921 shares of common stock outstanding that are entitled to vote, of which 15,393,221 shares, representing approximately 79.74% of the outstanding shares entitled to vote, voted in favor of the proposal to adopt the Merger Agreement. Specifically, 4,033,818 shares, representing approximately 50.77% of the outstanding share of common stock entitled to vote owned by the unaffiliated stockholders, voted in favor of the proposal to adopt the Merger Agreement, satisfying the majority of unaffiliated stockholders voting requirement set forth in the Merger Agreement.

On May 15, 2020, the Company completed the Merger, pursuant to the terms of the Merger Agreement by and among the Company, Parent and Merger Sub. As a result of the Merger, the Company became a wholly owned subsidiary of Parent. The aggregate consideration paid in connection with the Merger was approximately $37.5 million. The consideration was funded through equity contributions in cash as contemplated by the equity commitment letter, dated as of November 29, 2019, between Parent and Ruili Group Co., Ltd. Pursuant to the terms of the Merger Agreement, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than shares held by Parent (representing shares contributed to Parent by Mr. Xiaoping Zhang, Ms. Shuping Chi and Mr. Xiaofeng Zhang) which shares have been cancelled for no consideration, was canceled and automatically converted into the right to receive $4.72 per share in cash, without interest. In connection with the consummation of the Merger on May 15, 2020, the following individuals submitted their resignations and ceased to be members of the board of directors of the Company: Xiaofeng Zhang, Shuping Chi, Binghua Feng, Huilin Wang, Jianghua Feng, Jinbao Liu, Xiao Lin and Yuhong Li. Xiaoping Zhang remains as the Company’s sole director following the consummation of the Merger.

In connection with the completion of the Merger, the Company notified the Nasdaq Stock Market (“NASDAQ”) of its intent to remove its common stock, par value $0.002 (“Company Common Stock”) from listing on NASDAQ prior to opening of trading on May 15, 2020, and NASDAQ filed a delisting application on Form 25 with the Securities and Exchange Commission (the “SEC”) to delist and deregister the Company Common Stock as of May 15, 2020. The Company has filed with the SEC a certification on Form 15 on May 26, 2020 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requesting the suspension of the Company’s reporting obligations under the Exchange Act.

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

Category	Estimated Useful Life (Years)
Buildings	10-20
Machinery and equipment	5-10
Electronic equipment	3-5
Motor vehicles	3-10
Leasehold improvements	The lesser of remaining lease term or 10

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

Lease Commitments

On January 1, 2019, the Company has adopted Accounting Standard Update (ASU) 2016-02, Leases (as amended by ASU 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, collectively ASC Topic 842), using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. We have elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months.

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

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in the amount of $587,821 in the year ended December 31, 2018. During the year ended December 31, 2019, the Company made the first installment payment of $881,839 and accrued $167,415 penalty and interest for late payment. As of December 31, 2019, the total estimated transition tax liability was $10,896,381, of which $2,518,913 was included in income tax payable, current as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. During the years ended December 31, 2019 and 2018, the Company accrued $539,017 and $0 GILTI tax, respectively.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The Company renewed the “High-Tech Enterprise” designation in November 2018 for another three years which will expire in 2021. Therefore, the Company is taxed at 15% tax rate for the years ended December 31, 2019 and 2018.

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

RESULTS OF OPERATIONS

Revenue

The year ended December 31, 2019 as compared to the year ended December 31, 2018:

	Years Ended December 31,
Sales	2019	Percent of Total sales	2018	Percent of Total sales
	(U.S. dollars in millions)
Commercial vehicle brake systems, etc.	$448.7	83.1%	$386.2	82.5%
Passenger vehicle brake systems, etc.	$91.5	16.9%	$81.9	17.5%

Total	$540.2	100.0%	$468.0	100.0%

Total sales were $540.2 million and $468.0 million for the years ended December 31, 2019 and 2018, respectively, representing an increase of $72.2 million or 15.4% year over year. The increase was mainly due to the increased sales of commercial vehicle brake systems to China OEM market.

The sales from commercial vehicle brake systems increased by $62.5 million or 16.2%, to $448.7 million for the year ended December 31, 2019, compared to $386.2 million for the year ended December 31, 2018. The sales from passenger vehicle brake systems increased by $9.6 million or 11.7%, to $91.5 million for the year ended December 31, 2019, compared to $81.9 million for the year December 31, 2018. Our high quality, low cost products continued to generate higher sales and further penetrated into the vehicle market, which impacted the sales of the vehicle brake systems.

A breakdown of sales revenue for our three principal markets, Chinese OEM market, Chinese Aftermarket and International Market, in 2019 and 2018 is as follows:

	Years Ended December 31,
		Percent of		Percent of	Percentage
	2019	Total sales	2018	Total sales	Change
	(U.S. dollars in millions)
Chinese OEM market	$257.1	47.6%	$236.1	50.5%	8.9%
China Aftermarket	$202.3	37.4%	$147.0	31.4%	37.6%
International market	$80.8	15.0%	$84.9	18.1%	-4.8%

Total	$540.2	100.0%	$468.0	100.0%	15.4%

With the increase of the production and sales of the commercial vehicle market, our sales to the Chinese OEM market increased by $21.0 million or 8.9%, to $257.1 million in 2019, from $236.1 million in 2018.

Our sales to the Chinese aftermarket increased by $55.3 million or 37.6%, to $202.3 million for the year of 2019, compared to $147.0 million for the year of 2018. The increased new vehicle sales in China and the expiration of OEM warranties helped to drive our aftermarket business. Accelerated urbanization and the Chinese government’s increased support for public transportation favor our expansion in the bus aftermarket. We will continue with our strategies to further optimize our sales network and to help further penetrate into new markets.

Our export sales decreased by $4.1 million or 4.8%, to $80.8 million for the year of 2019, as compared to $84.9 million for the year of 2018. The decrease in export sales was mainly due to the truck production decline in some countries.

Cost of Sales and Gross Profit

Cost of sales for the year ended December 31, 2019 increased to $400.0 million from $345.5 million for the year ended December 31, 2018, an increase of $54.5 million, or 15.8%.

Gross profit for the year ended December 31, 2019, increased by $17.6 million or 14.4% to $140.1 million from $122.5 million for the year ended December 31, 2018, as a result of the increased sales.

Gross margin decreased to 25.9% in 2019 from 26.2% in 2018. The decrease was primarily due to we enhanced the price promotion during the year ended December 31, 2019, to strengthen our competitiveness and increase our market share.

Cost of sales from commercial vehicle brake systems for the year ended December 31, 2019 were $335.4 million, an increase of $45.7 million or 15.8%, from $289.7 million for the year ended December 31, 2018. The gross profit from commercial vehicle brake systems increased by 17.5% to $113.3 million for the year ended December 31, 2019 from $96.5 million for the year of 2018. Gross margin from commercial vehicle brake systems increased to 25.3% for the year ended December 31, 2019 from 25.0% in 2018. The increase was primarily due to higher sales of high margin, electronically controlled products during the year ended December 31, 2019.

Cost of sales from passenger vehicle brake systems for the year ended December 31, 2019 were $64.6 million, an increase of $8.8 million or 15.8% from $55.8 million for the year ended December 31, 2018. The gross profit from passenger vehicle brake systems increased by 3.0% to $26.8 million for the year of 2019 from $26.0 million for the year of 2018. Gross margin from passenger vehicle brake systems decreased to 29.3% for the year ended December 31, 2019 from 31.8% in 2018. We intend to focus in 2020 on increasing production efficiency, improving the technologies of products, and improving our product portfolio, to help us increase our gross profit margins.

Selling Expenses

Selling expenses were $60.8 million for the year ended December 31, 2019, as compared to $55.2 million for the year ended December 31, 2018, an increase of $5.7 million or 10.3%. The increase was mainly due to increased freight expense and packaging expenses as well as increased compensation for sales employees with the increase in sales. As a percentage of sales revenue, selling expenses decreased to 11.3% for the year ended December 31, 2019, as compared to 11.8% for the same period in 2018.

General and Administrative Expenses

General and administrative expenses were $35.2 million for the year ended December 31, 2019, as compared to $26.9 million for the year ended December 31, 2018, an increase of $8.3 million or 30.6%. The increase was mainly due to the increased sales. As a percentage of sales revenue, general and administrative expenses increased to 6.5% for the year ended December 31, 2019, as compared to 5.8% for the same period in 2018.

Research and Development Expense

Research and development expense was $21.4 million for the year ended December 31, 2019, as compared with $16.4 million for the year ended December 31, 2018, an increase of $5.0 million or 31.0%. The Company expects to continue to invest in new product development, particularly in upgrading traditional products and developing electronically controlled products.

Other Operating Income

For the year ended December 31, 2019, other operating income was $11.2 million compared with $10.1 million for the year ended December 31, 2018, an increase of $1.1 million or 10.9%. The increase was due to an increase in sales of raw material scrap for the year ended December 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased to $14.5 million for the year ended December 31, 2019, compared with depreciation and amortization expense of $11.9 million for the year ended December 31, 2018. The increase in depreciation and amortization expense was due to the acquisitions of plant, property, equipment and land use rights during the year.

Interest Income

The interest income for the year ended December 31, 2019, decreased to $5.3 million from $6.1 million for the year ended December 31, 2018, mainly due to decreased interest income from advances to related parties during the year.

Interest Expenses

The interest expenses for the year ended December 31, 2019, decreased to $11.6 million from $13.6 million for the year ended December 31, 2018, mainly due to decreased interest rate during the year.

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

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in the amount of $587,821 in the year ended December 31, 2018. During the year ended December 31, 2019, the Company made the first installment payment of $881,839 and accrued $167,415 penalty and interest for late payment. As of December 31, 2019, the total estimated transition tax liability was $10,896,381, of which $2,518,913 was included in income tax payable, current as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. During the years ended December 31, 2019 and 2018, the Company accrued $539,017 and $0 GILTI tax, respectively.

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The Company renewed the “High-Tech Enterprise” designation in November 2018 for another three years and which will expire in 2021. Therefore, the Company is taxed at 15% tax rate for the years ended December 31, 2019 and 2018.

Income tax expense of $3.8 million and $15.8 million was recorded for the years of 2019 and 2018, respectively.

Net Income Attributable to Non-controlling Interest in Subsidiaries

Non-controlling interest in subsidiaries represents a 10% non-controlling interest in Ruian. Net income attributable to non-controlling interest in subsidiaries amounted to $2.9 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively.

Net Income Attributable To Stockholders

The net income attributable to stockholders for the year ended December 31, 2019 increased to $25.4 million from $12.7 million for the year ended December 31, 2018 due to the factors discussed above. Earnings per share (“EPS”), both basic and diluted, for 2019 and 2018, were $1.32 and $0.66 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

As of December 31, 2019, the Company had cash, cash equivalents and restricted cash of $45.5 million, as compared to cash, cash equivalents and restricted of $111.0 million at December 31, 2018. The Company had working capital of $51.2 million at December 31, 2019, as compared to working capital of $47.3 million at December 31, 2018, reflecting current ratios of 1.1:1 and 1.1:1, respectively.

OPERATING - Net cash used in operating activities was $40.2 million for the year ended December 31, 2019, as compared to $161.2 million of net cash provided by operating activities for the year ended December 31, 2018, an decrease of $201.4 million, primarily due to the decreased cash inflows as a result of the change in accounts receivable collection, deposits received from customers and accounts payable and bank acceptance notes to vendors.

INVESTING - For the year ended December 31, 2019, the Company used net cash of $47.8 million in investing activities mainly for acquisition of plant, property, equipment and land use rights. During the year ended December 31, 2018, the Company used net cash of $137.8 million in investing activities.

FINANCING - For the year ended December 31, 2019, net cash provided by financing activities was $23.6 million. Net cash provided by financing activities was $85.8 million for the year ended December 31, 2018.

We believe that our current cash and cash equivalents and anticipated cash flow generated from operations and our bank lines of credit will be sufficient to finance our working capital requirements in the foreseeable future.

OFF-BALANCE SHEET AGREEMENTS

As of December 31, 2019, and December 31, 2018, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2019 that require us to make future cash payments.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Long term loans	$49,714,338	$27,281,726	$22,432,612	$-	$-
Operating lease obligations	1,162,969	430,973	731,996	-	-
Total	$50,877,307	$27,712,699	$23,164,608	$-	$-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-34 of this Annual Report. See Item 15(a)(l) for a listing of financial statements provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures, as of December 31, 2019, were effective, in all material respects, for the purpose stated above.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Under the supervision, and with the participation of our management, including CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019. Based on our evaluation under the framework in the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following discussions are only relevant before the completion of the Going Private transaction on May 15, 2020. In connection with the consummation of the Merger on May 15, 2020, the following individuals submitted their resignations and ceased to be members of the board of directors of the Company: Xiaofeng Zhang, Shuping Chi, Binghua Feng, Huilin Wang, Jianghua Feng, Jinbao Liu, Xiao Lin and Yuhong Li. Xiaoping Zhang remains as the Company’s sole director following the consummation of the Merger.

We are committed to having sound corporate governance principles. Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace. We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics is posted on our Internet site at http://www.sorl.cn/?p=97.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board of Directors included a majority of independent directors, and our Chief Executive Officer, Xiao Ping Zhang, serves as Chairman of the Board. Mr. Zhang has served as the Chairman of the Board since May 7, 2004. Having our Chief Executive Officer serve as Chairman of the Board is consistent with the historical practice of our Company.

In addition to a majority of our directors being independent, all of the directors on each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Company are independent directors, and each of these committees is led by a committee chair. The committee chairs set the agendas for their respective committees and report to the full Board on their work. We do not have a lead director, but our non-management directors meet in executive sessions without management present as frequently as they deem appropriate. The chairs of the independent board committees rotate as presiding director and the presiding director acts as a liaison between the non-management directors and Mr. Zhang, Chairman of the Board and Chief Executive Officer.

Our Company has employed this leadership structure of having a combined Chairman of the Board and Chief Executive Officer for many years, and we believe that this leadership structure has been effective for the Company. We believe that having a combined Chairman of the Board and Chief Executive Officer, a Board with a majority of independent directors who meet regularly in executive sessions, and independent chairs for the Board’s Audit, Compensation, and Nominating and Corporate Governance committees provides an effective form for the governance of the Company. The independent directors believe that because the Chief Executive Officer, subject to the supervision of the Board, is ultimately responsible for the day-to-day operation of the Company and for executing the Company’s strategy, and because the performance of the Company is an integral part of the board deliberations, the Chief Executive Officer is best qualified to act as the Chairman of the Board.

Our Board is responsible for overseeing our risk management. The Board delegates many of these functions to the Audit Committee. As discussed below, under its charter, the Audit Committee is responsible for discussing management policies with respect to financial risk assessment and enterprise risk management, including guidelines to govern the process by which major financial and accounting risk assessment and management is undertaken by the Company. The Audit Committee also oversees our corporate compliance programs, as well as the internal audit function. In addition to the Audit Committee’s work in overseeing risk management, our full Board regularly engages in discussions of the material risks that the Company is facing and how these risks are being managed, and the Board receives reports on risk management from senior officers of the Company and from the chair of the Audit Committee. The Board receives periodic assessments from the Company’s ongoing enterprise risk management process that are designed to identify risk factors that may affect the achievement of the Company’s objectives.

Committees of the Board

The Board has the following three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The membership during the last fiscal year through the date of this information statement, and the function of each of the committees, are described below. During fiscal year 2019, the Board held four meetings. Each director attended at least 75% of all Board and applicable committee meetings. Although we do not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders, we encourage all of our directors to attend. Three members of our Board of Directors attended last year’s annual meeting of stockholders.

On May 21, 2019, the Board formed a special committee (the “Special Committee”) of independent directors consisting of Mr. Xiao Lin and Mr. Binghua Feng, with Mr. Lin as the Chairman of the Special Committee, to evaluate the Proposal.

The Board has determined that each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is independent within the meaning of Nasdaq Rule 5605(a)(2), and that each member of the Audit Committee is independent within the meaning of applicable regulations of the SEC regarding the independence of audit committee members.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Yu Hong Li	X		X
Hui Lin Wang	X	X	X
Jin Bao Liu	X	X
Jiang Hua Feng		X	X
Xiao Lin
Binghua Feng

Audit Committee. The members of our Audit Committee are Ms. Yu Hong Li, Mr. Hui Lin Wang and Mr. Jin Bao Liu. Ms. Yu Hong Li is the chairman of the Audit Committee and serves as the Audit Committee’s “financial expert,” as defined by SEC regulations. Ms. Yu Hong Li also meets the audit committee financial expert requirements of Nasdaq. During fiscal year 2019, the Audit Committee held four meetings. Our Audit Committee assists our Board of Directors in the Board’s oversight of:

●	the integrity of our financial statements;

●	our independent auditors’ qualifications and independence; and

●	the performance of our independent auditors.

The Audit Committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors, and for overseeing their work. All audit services and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent auditors, must be approved in advance by our Audit Committee. We believe that the composition of our Audit Committee meets the requirements for independence under the current Nasdaq Global Market and SEC rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of the Nasdaq Global Market and SEC rules and regulations. We intend to comply with future requirements as applicable.

The charter of the Audit Committee is posted on our website at http://www.sorl.cn/?p=97

Compensation Committee The members of the Compensation Committee are Mr. Hui Lin Wang, Mr. Jin Bao Liu, and Mr. Jiang Hua Feng. During the fiscal year ended 2019, the Compensation Committee held one meeting. The purpose of our Compensation Committee is to discharge the responsibilities of our Board of Directors relating to compensation of our executive officers. With respect to the processes and procedures for the consideration and determination of executive and director compensation, the scope of authority of our Compensation Committee includes:

●	reviewing and recommending approval of compensation of our executive officers;

●	administering our stock incentive and employee stock purchase plan; and

●	reviewing and making recommendations to our Board with respect to our incentive compensation and employee stock purchase plan.

The charter of the Compensation Committees posted on our website at http://www.sorl.cn/?p=97. The Compensation Committee also has the authority to select, engage, compensation and terminate compensation consultants, legal counsel and such other advisors as it deems necessary and advisable. Compensation paid to such other parties and related expenses will be borne by the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee served as an officer or employee of the Company during the year ended December 31, 2019, or formerly served as an officer of the Company. In addition, during the year ended December 31, 2019, none of our executive officers served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of any entity that has one or more executive officers serving as a member of our Board of Directors.

Nominating and Corporate Governance Committee The Board of Directors has established a Nominating and Corporate Governance Committee consisting of three directors, all of whom meet the requirements for “independent directors,” and has delegated to the Nominating and Corporate Governance Committee the responsibility for reviewing and recommending to the Board nominees for directors. The members of our Nominating and Corporate Governance Committee are Mr. Jiang Hua Feng, Mr. Hui Lin Wang and Ms. Yu Hong Li. Mr. Jiang Hua Feng chairs the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held four meetings in 2019.

The purpose of the Nominating and Corporate Governance Committee is to:

●	identify qualified individuals to become Board members;

●	determine the composition of the Board and its committees;

●	monitor a process to assess the effectiveness of the Board and Board committees; and

●	ensure good corporate governance.

The Nominating and Corporate Governance Committee, in evaluating Board candidates, considers factors such as personal character, values and disciplines, ethical standards, diversity, other outside commitments, professional background and skills, all in the context of an assessment of the needs of the Board at the time. In addition, each director is expected to ensure that other existing and planned future commitments do not materially interfere with his or her responsibilities as a director.

The charter of the Nominating and Corporate Governance Committee is posted on our website at http://www.sorl.cn/?p=97&a=view&r=88.

Stockholder nominees

The Nominating and Corporate Governance Committee will consider stockholder nominations for candidates for membership on the Board and will evaluate such nominees in its sole discretion, giving due consideration to achieving a balance of knowledge, experience and capability of the Board.

The names of any individuals proposed for consideration by the Nominating and Corporate Governance Committee as potential Board members must be submitted at the time and in the manner specified in our bylaws and should be addressed to:

Corporate Controller

SORL Auto Parts, Inc.

No. 2666 Kaifaqu Avenue

Ruian Economic Development District

Ruian City, Zhejiang Province, Zip Code: 325200, People’s Republic of China

Director Qualifications

The Nominating and Corporate Governance Committee believes that members of the Board should have the highest professional and personal ethics and values, consistent with longstanding SORL values and standards. They should have broad experience at the policy-making level in business, government, education, technology or public interest. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all stockholders.

Identifying and Evaluating Nominees for Director

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Nominating and Corporate Governance Committee will periodically assess the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee will consider potential candidates for director. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates will be evaluated at regular or special meetings of the Nominating and Corporate Governance Committee, and may be considered at any point during the year. As described above, the Nominating and Corporate Governance Committee will evaluate any stockholder nominations for candidates for the Board submitted in accordance with our bylaws. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will also review materials provided by professional search firms or other parties in connection with a nominee who is not proposed by a stockholder.

For each of the nominees to the Board of Directors, the biographies shown below highlight the experiences and qualifications that were among the most important to the Nominating and Corporate Governance Committee in concluding that the nominee should serve as a director of the Company. The Nominating and Corporate Governance Committee considers diversity in identifying nominees for director, including personal characteristics, such as race and gender, as well as diversity in the experience and skills that contribute to the Board’s performance of its responsibilities and oversight of our business.

Messrs. Xiao Feng Zhang and Xiao Ping Zhang are brothers. Ms. Shu Ping Chi is wife of Mr. Xiao Ping Zhang.

There is no other family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. In addition, each of the nominees for election as director has stated that there is no arrangement or understanding of any kind between him and any other person relating to his election as a director, except that such nominees have agreed to serve as our directors if elected.

The directors in office immediately prior to the completion of the Going Private transaction were:

Name	Age	Position
Xiao Ping Zhang	58	Chairman of the Board and Chief Executive Officer
Xiao Feng Zhang	53	Director
Shu Ping Chi	59	Director
Yu Hong Li	53	Director
Hui Lin Wang	78	Director
Jin Bao Liu	77	Director
Jiang Hua Feng	55	Director
Xiao Lin	32	Director
Binghua Feng	46	Director

XIAO PING ZHANG - CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER (CEO)

Xiao Ping Zhang has been the Chief Executive Officer and Chairman of the Board since the Company’s 2004 reverse merger with Fairford Holdings Limited, a Hong Kong limited liability company (“Fairford Holdings Limited”). He founded the Ruili Group, a company specializing in a variety of automotive parts and components, in 1987, and has been serving as chairman of Ruili Group since then. In 2010, he was elected as the President of Zhejiang Province Auto Parts Association. In 2012, he was re-elected the President of Wenzhou Auto Parts Association. He is now still serving as Vice-President of China Federation of Industry and Commerce Auto & Motorbike Parts Chamber of Commerce. Mr. Zhang is also a member of the People’s Political Consultative Conference of Zhejiang Province. Mr. Zhang graduated from Zhejiang Radio and TV University in 1986 with a major in Industrial Management. Mr. Zhang was selected to serve as a director because he is the Chief Executive Officer of the Company, and his experience and knowledge regarding our Company and our industry are believed to provide significant value to the Board of Directors.

XIAO FENG ZHANG – DIRECTOR

Xiao Feng Zhang has been a member of the Board of Directors since the Company’s reverse merger with Fairford Holdings Limited. He served as Chief Operating Officer from 2004 to January 14, 2010. Mr. Zhang co-founded the Ruili Group with his brother, Mr. Xiao Ping Zhang, in 1987, and served as the General Manager of Ruili Group until March 2004. Mr. Zhang received his diploma in economics from Shanghai Fudan University in 1994. We believe Mr. Zhang’s qualifications to serve on our Board of Directors include his expertise in business and corporate strategy and his knowledge regarding our Company and our industry.

SHU PING CHI – DIRECTOR

Shu Ping Chi has been a member of the Board of Directors since 2014. Ms. Chi has more than 30 years of experience in the auto parts industry. She is a shareholder of SORL Auto Parts Inc., holding 5.9% of the total shares outstanding. Ms. Chi is also one of the founders of Ruili Group Co., Ltd. and she is the wife of Mr. Xiaoping Zhang, Chairman of Board of the Company. Ms. Chi has served as Vice Chairman of the Board of Ruili Group Co., Ltd. since July 1979. We believe Ms. Chi’s experience in the auto parts industry qualify her to serve on our Board of Directors.

YU HONG LI – DIRECTOR

Yu Hong Li start to serve an independent director, as well as the Chairperson of the Audit Committee beginning in June 2015. Ms. Li is a senior accountant in China and has more than 25 years of experience in accounting and auditing. Ms. Li has comprehensive knowledge and experiences in directing the financial work of large-scale companies and conglomerates. Ms. Li is recognized by the Board as a capable expert in company’s internal audit and she gained in-depth accounting and auditing knowledge and experiences in various industries, including international trade, logistics, construction, real estate, wholesale and retailing. Ms. Li has been the Financial Advisor of ESCAN Construction Co., Ltd. since 2008. Ms. Li graduated from Shanxi Institute of Finance and Economics, Accounting Department in 1990. Ms. Li qualifies as an audit committee financial expert under Nasdaq rules and SEC rules and regulations. Ms. Li was recommended as a director nominee by an executive officer. We believe that Ms. Li’s professional expertise and extensive practicing experiences in accounting and auditing, and her knowledge of our industry will bring valuable resources to the Board of Directors.

HUI LIN WANG – DIRECTOR

Hui Lin Wang start to serve as an independent director beginning in June 2015. Mr. Wang has been a Professorate Senior Engineer in China since 1995 and enjoys the special government allowances of the State Council. Mr. Wang has more than 50 years of experiences in the auto industry. Mr. Wang has profound technique and skill in the auto industry and has successfully directed the manufacturing and operation work in a China’s leading auto companies for over 20 years. Mr. Wang served as the Chief Engineer in Ruili Group from 2002 to 2009. Mr. Wang is retired after 2009. Mr. Wang is a sophisticated expert in automotive braking system and has led many valuable research and innovation projects. Mr. Wang was recommended as a director nominee by an executive officer. We believe that Mr. Wang’s extensive manufacturing and operation experience, research and innovation ability, and his knowledge of the industry will bring valuable resources to the Board of Directors.

JINBAO LIU – DIRECTOR

Jin Bao Liu start to serve as an independent director beginning in June 2015. Mr. Liu has been a Professorate Senior Engineer in China since 1997 and is an experienced expert in the die casting process and mold design in auto industry. Mr. Liu served as the Vice Chief Engineer in Ruili Group from 2000 to 2003. Mr. Liu is retired after 2003. Mr. Liu has more than 40 years of experience in designing and manufacturing vehicle pneumatic braking components. Mr. Liu has profound knowledge and experiences in technique reform and improvement in auto industry. Mr. Liu has been engaged in scientific and technological work and has been responsible for various key research projects. He has been awarded ministry-level Prize for Technology Innovation for several times. Mr. Liu is a member of Society of Automotive Engineering of China and is a die casting process expert hired by Eastern China Association of Casting. Mr. Liu graduated from Hunan University, Casting Process and Equipment Department in 1968. Mr. Liu was recommended as a director nominee by an executive officer. We believe that Mr. Liu’s extensive die casting and mold design skill, technique reform and improvement ability, and his knowledge of the industry will bring valuable resources to the Board of Directors.

JIANG HUA FENG - DIRECTOR

Jiang Hua Feng has been an independent director as well as a member of the Compensation Committee since August 2004. Mr. Feng is the chairman of the Nominating and Corporate Governance Committee. Since 1988, Mr. Feng has also been the principal lawyer at Yuhai Law Firm in Ruian, Zhejiang Province. Mr. Feng is a member of the China Lawyers Association. He is also a member of the standing committee of the People’s Congress in Zhejiang Province of China. Mr. Feng received his bachelor’s degree in law from East China University of Politics and Law. We believe that Mr. Feng’s extensive legal experiences, as well as knowledge of our Company and our industry are valuable resources for the Board of Directors.

XIAO LIN – DIRECTOR

Mr. Lin has been serving as the CEO and portfolio manager of Aspen Capital Management (HK) Limited since August 2017. Between August 2016 and August 2017, Mr. Lin was a portfolio manager of Pine River Capital Management (HK) Limited. Between August 2012 and August 2016, Mr. Lin was a senior associate of Goldman Sachs (Asia) L.L.C. Since April 2017, Mr. Lin has been serving as an independent director of Sichuan Meifeng Chemical Industry Co., Ltd. Mr. Lin received his Master of Finance degree from MIT in 2011 and his Bachelor of Science degree in Applied Math from Renmin University of China in 2010.

BINGHUA FENG - DIRECTOR

Mr. Feng has been serving as the Executive Vice President and Secretary-General of Zhejiang Automobile & Motorcycle Parts Chamber Of Commerce since 2010. Mr. Feng has extensive experience in the auto parts industry. Mr. Feng received his associate degree from Northeast University of Finance and Economics of China in 2013.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

The following table sets forth our executive officers and key employees, their ages and the positions they hold. For information on Xiao Ping Zhang, our Chief Executive Officer and Chairman of the Board, please refer to biographical information on our directors above.

Name	Age	Position

Zong Yun Zhou	66	Chief Financial Officer

Jinrui Yu	45	Chief Operating Officer

ZONG YUN ZHOU - CHIEF FINANCIAL OFFICER

Zong Yun Zhou has been our Chief Financial Officer since our inception. Between April 2002 and May 2004, Ms. Zhou served as the Financial Controller of Shanghai Huhao Auto Parts Manufacturing Company Limited, a joint venture between Ruili Group and Shanghai Automotive Industry Corporation. From January 1996 until April 2002, Ms. Zhou worked for the Auditing Department of Anhui Province, China, in charge of auditing state-owned companies in Anhui Province. Ms. Zhou is a Chinese Certified Public Accountant, and a member of the Institute of Internal Auditors (IIA). Ms. Zhou completed her undergraduate studies at Anhui University.

JINRUI YU - CHIEF OPERATING OFFICER

Ms. Yu has been our Chief Operating Officer since March 2012. Ms. Yu has more than 15 years of experience in the auto parts industry. Ms. Yu has served as the Company’s Production and Export Vice President since August 2009. From 2004 to 2009, Ms. Yu served as the Company’s Export Department Manager. From 1999 to 2004, Ms. Yu served as the international sales manager of Ruili Group Co., Ltd., which specializes in manufacturing auto parts, and from 1997 to 1999, she worked in the market sales department of Ruili Group Co., Ltd. Ms Yu received her Bachelor of English from Zhejiang University of Technology in 2006.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Executive Compensation Program

The Compensation Committee is responsible for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officer is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officer are similar to those provided to our other officers.

Throughout this document, the individual who served as our Chief Executive Officer and who is included in the Summary Compensation Table is referred to as the “named executive officer.”

Compensation Philosophy and Objectives

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our Company.

Because of the size of our Company, the small number of executive officers in our Company, and our Company’s financial priorities, our Compensation Committee has decided not to implement or offer any retirement plans, pension benefits, deferred compensation plans, or other similar plans for our executive officers. Accordingly, the components of the executive compensation currently consist solely of a cash salary. The Compensation Committee will consider using stock option grants to provide executives with long-term incentives.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officer and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of officers, other than the named executive officer, are made by the Chief Executive Officer.

The Compensation Committee and the Chief Executive Officer annually review the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). There is no pre-established policy or target for the allocation between either cash or non-cash incentive compensation. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are determined by the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives, including recommendations made by the Chief Executive Officer.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee does not employ outside compensation consultants and sets the compensation of our Chief Executive Officer at the levels provided in his employment agreement with the Company.

2019 Executive Compensation Components

For the year ended 2019, the principal component of compensation for the named executive officer was base salary.

The Company provides the named executive officer and other employees with a base salary to compensate them for services rendered during the fiscal year of 2019. Base salary range for each executive officer is based on his or her position and responsibility.

During its review of base salaries for executives, the Compensation Committee primarily considers:

●	The negotiated terms of each executive employment agreement;

●	The whole financial result of the company;

●	Team performance;

●	Internal review of the executive’s compensation, both individually and relative to other executive officers; and

●	Individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance.

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2019 and 2018 by Mr. Xiao Ping Zhang, who served as our Chief Executive Officer, and Ms. Zong Yun Zhou, who served as our Chief Financial Officer during the fiscal years ended December 31, 2019 and 2018. No executive officer received compensation in excess of $100,000 for either of the fiscal years ended December 31, 2019 and 2018.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Total ($)
Mr. Xiao Ping Zhang, CEO(1)	2019	60,000	—		—	60,000
	2018	60,000	__		__	60,000

Ms. Zong Yun Zhou, CFO (2)	2019	30,000	—		—	30,000
	2018	30,000	__		__	30,000

Ms. Jinrui Yu, COO(3)	2019	50,000				50,000
	2018	50,000				50,000

(1)	Mr. Zhang is also employed by Ruili Group that makes separate payments to him for his services thereto. Mr. Zhang did not receive any compensation, other than the cash salary of $60,000 listed herein, from the Company in each of 2019 and 2018.

(2)	Ms. Zhou did not receive compensation other than what listed above.

(3)	Ms. Yu did not receive compensation other than what listed above.

Employment Agreements

The Company is a party to the respective employment agreement with each of Mr. Xiao Ping Zhang, our Chief Executive Officer, and Ms. Zong Yun Zhou, our Chief Financial Officer, and Ms. Jinrui Yu, our Chief Operating Officer.

Effective May 1, 2006, the Company entered into an employment agreement with Mr. Xiao Ping Zhang as its Chief Executive Officer (the “Employment Agreement”). The term of Mr. Zhang’s employment with the Company is for a period of five years from the effective date. Following the expiration of the term of the Employment Agreement, the term shall continue thereafter for additional one year periods, unless the Board of Directors votes not to renew and provides Mr. Zhang with written notice of the Company’s intention not to renew by no later than six months prior to the expiration of the initial term, or any subsequent one-year term, of the Employment Agreement. The same Employment Agreement was updated again May 1, 2011 and May 1, 2017. The compensation of Mr. Zhang including bonuses shall be determined from time to time by the Compensation Committee of the Company’s Board of Directors taking into account the performance of Mr. Zhang and the results of operations of the Company. Mr. Zhang shall also be entitled to participate in all other employee benefits on terms commensurate with the benefits awarded management personnel of comparable status with the Company, including medical insurance. Pursuant to the Employment Agreement, the rights and obligations of the Company and Mr. Zhang shall be construed and enforced in accordance with, and governed by, the internal laws of the State of Delaware.

Effective May 1, 2006, the Company entered into an employment agreement with Ms. Zong Yun Zhou as its Chief Financial Officer (the “Employment Agreement”). The term of Ms. Zhou’s employment with the Company is for a period of five years from the effective date. Following the expiration of the term of the Employment Agreement, the term shall continue thereafter for additional one year periods, unless the Company provides Ms. Zhou with written notice of the Company’s intention not to renew by no later than six months prior to the expiration of the initial term, or any subsequent one-year term, of the Employment Agreement. The same Employment Agreement was updated again May 1, 2011 and May 1, 2017. The compensation of Ms. Zhou including bonuses shall be determined from time to time by the Compensation Committee of the Company’s Board of Directors taking into account the performance of Ms. Zhou and the results of operations of the Company. Ms. Zhou shall also be entitled to participate in all other employee benefits on terms commensurate with the benefits awarded management personnel of comparable status with the Company, including medical insurance. Pursuant to the Employment Agreement, the rights and obligations of the Company and Ms. Zhou shall be construed and enforced in accordance with, and governed by, the internal laws of the State of Delaware.

Effective March 3, 2016, the Company continued the employment agreement with Ms. Jinrui Yu as its Chief Operating Officer (the “Employment Agreement”). The term of Ms. Yu’s employment will expire on March 3, 2021. The Employment Agreement provides that the Company will pay Ms. Yu an annual base salary of $50,000. The Company will also pay Ms. Yu social insurance in accordance with national and local laws and regulations of the People’s Republic of China. Pursuant to the Employment Agreement, any disputes arising thereunder will be resolved through negotiations between the Company and Ms. Yu and, if they cannot be resolved through negotiations, they may submit such disputes to Ruian City Labor Dispute Arbitration Committee for arbitration. If the Company and Ms. Yu do not agree with the arbitration decision, they can petition to the Ruian City People’s Court.

Severance and Change of Control Arrangements

There are no severances or change of control arrangements.

Equity Compensation Plans

Our 2005 Stock Compensation Plan, or the Plan, was adopted by our Board of Directors in July 2005.

Share Reserve. We have reserved 1,700,000 shares for issuance under the Plan. We have awarded 53,628 shares of common stock under the Plan, all of which are currently outstanding. We have also granted options to purchase aggregate of 64,128 shares under the Plan. 60,000 of such options expired without being exercised on March 1, 2009 and are not subject to being re-issued under the Plan; and 4,128 options were exercised on November 12, 2009. No stock options are presently outstanding under the Plan.

Administration. The Compensation Committee administers the Plan and has complete discretion to make all decisions relating to the Plan as are permitted therein.

Eligibility. Employees, non-employee members of our Board of Directors, advisors and consultants are eligible to participate in the Plan.

Types of Awards. Our Plan provides for awards of stock options, restricted shares, stock appreciation rights and performance shares.

Change in Control. If we are merged or consolidated with another company, and such merger or consolidation results in a change in control, any award under the Plan will be subject to the terms of the merger agreement. Such terms may provide that the option continues, is assumed or substituted, fully vests or is settled for the full value of such option in cash, followed by the cancellation of such option.

Amendments or Termination. Our Board of Directors may amend, suspend or terminate the Plan at any time. If our Board amends the Plan, it does not need to seek stockholder approval of the amendment unless such consent is required in order to comply with any NASDAQ or applicable tax or regulatory requirement. No award may be made under the Plan after the tenth anniversary of the effective date of the Plan.

Options. The Board may determine the number of shares covered by each option, the exercise price therefor, the conditions and limitations on the exercise and any restrictions on the shares issuable. Optionees may pay the exercise price by using cash, shares of common stock that the optionee already owns or, at the election of the Board, a promissory note, an immediate sale of the option shares through a broker designated by us, or other property.

Performance Shares. The Board may make performance share awards entitling recipients to acquire shares of common stock upon the attainment of specified performance goals.

Stock Appreciation Rights. A participant who exercises a stock appreciation right receives the increase in fair market value of our common stock over the fair market value on the date of grant.

Restricted Shares. Restricted shares may be awarded under the Plan. Restricted shares vest at the times and payment terms therefor shall be determined by our Compensation Committee.

Adjustments. If there is a subdivision of our outstanding shares of common stock, a dividend declared in stock or a combination or consolidation of our outstanding shares of common stock into a lesser number of shares, corresponding adjustments will be automatically made in each of the following: (a) the number of shares of common stock available for future awards under the Plan; (b) any limitation on the maximum number of shares of common stock that may be subject to awards in a fiscal year; (c) the number of shares of common stock covered by each outstanding option or stock appreciation right, as well as the exercise price under each such award; (d) the number of shares of common stock covered by the options to be granted under the automatic option grant program; or (e) the number of stock units included in any prior award that has not yet been settled.

Stock Option Grants

None of the Company’s executive officers have received any grant of stock options or stock awards under the Plan.

Equity Compensation Plan Information

Our Plan was adopted by our Board of Directors in July 2005. We have reserved 1,700,000 shares for issuance under the Plan.

The table below presents the number of shares of our common stock remaining available for issuance under the Plan as of December 31, 2019:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	N/A	1,582,244

Equity compensation plans not approved by security holders	—	—	—

Total	—	N/A	1,582,244

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2019 by:

●	each person known to us to be the beneficial owner of more than 5% of any class of our voting securities;

●	our named executive officer;

●	all directors and named executive officer as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or that become exercisable within 60 days of June 30, 2019. Information with respect to beneficial ownership has been furnished to us by each director, named executive officer or 5% or more stockholder, as the case may be. Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse.

This table lists applicable percentage ownership based on 19,304,921 shares of common stock outstanding as of December 31, 2019. The address for each of the stockholders in the table is c/o of the Company.

Name of Beneficial Owner	Amount and Nature Beneficial Owner	Position	Percent of Class

NAMED EXECUTIVE OFFICER AND DIRECTORS

Xiao Ping Zhang	9,087,527	Chief Executive Officer and Chairman	47.1

Xiao Feng Zhang	1,135,938	Director	5.9

Shu Ping Chi	1,135,938	Director	5.9

Hui Lin Wang	200	Director	*

Jin Bao Liu	—	Director	*

Jianghua Feng	—	Director	*

Xiao Lin	—	Director	*

Binghua Feng	—	Director	*

Officers and Directors as a Group (9 persons)	11,359,603		58.9

PRINCIPAL STOCKHOLDERS

*	Less than 1%

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during the fiscal year 2019, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon our examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us and the written representations of our directors, executive officers and 10% stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

	For the Years Ended December 31,
	2019	2018
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$13,224,103	$6,279,500
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	4,649,266	3,371,361
Shanghai Dachao Electric Technology Co., Ltd.	808,831	720,489
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,899,865	8,438,181
Ruili Group Co., Ltd.	12,369,112	7,909,463
Changchun Kormee Auto Electric Co., Ltd.	15,376	20,045
Ningbo Ruili Equipment Co., Ltd.	8,021,011	4,093,773
Hangzhou Hangcheng Friction Material Co., Ltd.	362,758	1,056,860
Wenzhou Lichuang Auto Parts Co., Ltd.	18,117,833	15,933,012
SHNS Precision Die Casting (Yangzhou) Co., Ltd.	99,576	—
Total Purchases	$59,567,731	$47,822,684

SALES TO:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$15,277,603	$10,020,480
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	382,492	61,172
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,238,079	1,315,649
Ruili Group Co., Ltd.	16,316,774	17,140,343
Changchun Kormee Auto Electric Co., Ltd.	35,421	59,525
Shanghai Tabouk Auto Components Co., Ltd.	1,098,571	1,676,791
SHNS Precision Die Casting (Yangzhou) Co., Ltd.	25,882	—
Ruili Commercial Vehicle Co., Ltd.	60,076,673	—
Total Sales	$94,451,495	$30,273,960

Related party transactions also include the Going Private transaction described in “Item 1: Description of Business – Business”.

Review and Approval of Related Party Transactions

The Company’s policy with regard to any transactions between the Company and a related party is that such transactions must be on terms at least as favorable to the Company as arm’s-length transactions of similar types with unaffiliated third parties. Additionally, all related party transactions must be disclosed to, and considered and approved by, our Audit Committee prior to entering into any such transaction.

This policy has been followed with regard to all related-party transactions disclosed herein.

Directors’ Independence

Our Corporate Governance Guidelines and the Rules of the Nasdaq Global Market provide that a majority of our nine-member board of directors (the “Board”) must consist of independent directors. The Board has determined that each of the following six non-employee director, which include Jin Bao Liu, Yu Hong Li, Hui Lin Wang, Jiang Hua Feng, Xiao Lin and Binghua Feng, is independent within the meaning of Nasdaq Marketplace Rule 5605(a)(2). We do not have a lead independent director.

In determining independence, the Board reviews whether directors have any material relationship with the Company. The Board considers all relevant facts and circumstances. In assessing the materiality of a director’s relationship with us, the Board is guided by the standards set forth below and considers the issues from the director’s standpoint and from the perspective of the persons or organizations with which the director has an affiliation. The Board reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, if any. An independent director must not have any material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us, or any other relationship that would interfere with the exercise of independent judgment of such director in carrying out his or her responsibilities in such capacity.

Irrespective of other potentially disqualifying factors, no director will be considered independent in the following circumstances:

(1) The director is, or has been in the past three years, an employee of SORL, or a family member of the director is, or has been in the past three years, an executive officer of SORL.

(2) The director has received, or has a family member who has received, compensation from us in aggregate in excess of $120,000 in any 12 month period in the past three years, other than compensation for board service, compensation received by the director’s family member for service as a non-executive employee, and benefits under a tax-qualified plan or other non-discretionary compensation.

(3) The director is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor, who worked on our audit at any time during any of the past three years.

(4) The director is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer.

(5) The director is, or has a family member who is, employed as an executive officer of another entity where, at any time during the past three years, any of our executive officers served on the compensation committee of that other entity.

(6) The director is, or a family member is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed the greater of 5% of the recipient’s consolidated gross revenues for that year, or $200,000.

For these purposes, a “family member” includes a director’s spouse, parents, children and siblings, whether by blood, marriage, or adoption, and anyone residing in the director’s home.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit committee has engaged MaloneBailey, LLP (“MaloneBailey”) to serve as the Company’s independent registered public accounting firm for the year ended December 31, 2019. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to stockholders in accordance with applicable securities laws.

On July 18, 2013, the audit committee appointed MaloneBailey as the Company’s new registered public accounting firm. During the fiscal years ended December 31, 2018 and 2017, MaloneBailey served as our independent registered public accounting firm and were reappointed to serve for the fiscal year ending December 31, 2019, which reappointment was ratified by the stockholders by the corporate action by the Stockholders Written Consent as of June 30, 2019.

During the two most recent fiscal years, neither the Company nor anyone on its behalf consulted with Malone Bailey regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

Fiscal Years Ended December 31, 2019 and 2018

Audit Fees

MaloneBailey was paid aggregate fees of approximately $288,460 and $610,060 in the fiscal years ended December 31, 2019 and December 31, 2018 for professional services rendered for the audits of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30 of 2019 and 2018.

Audit-Related Fees

MaloneBailey was not paid additional fees for the fiscal years ended December 31, 2019 or 2018 for assurance or related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Service Fees

MaloneBailey provided tax services and was paid around $8,000 for this service for the fiscal year ended December 31, 2019.

All Other Fees

MaloneBailey was not paid other fees for professional services during the fiscal years ended December 31, 2019 and December 31, 2018.

Audit Committee Pre-Approval Policies And Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

All services rendered by MaloneBailey for the years ended December 31, 2019 and 2018 were pre-approved in accordance with the policies and procedures described above.

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

(b)	Exhibits:

See Item 15(a) (3) above.

(c)	Financial Statement Schedules:

See Item 15(a) (2) above.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Share Exchange Agreement and Plan of Reorganization (3)

10.2	Joint Venture Agreement (revised)(4)

10.3	Employment Agreement-Xiao Ping Zhang (5)

10.4	Employment Agreement-Xiao Feng Zhang (5)

10.5	Employment Agreement-Zong Yun Zhou (5)

10.6	Employment Agreement-Jinrui Yu (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (7)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission, on June 1, 2010.

(2)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission, on March 17, 2009.

(3)	Incorporated herein by reference from Registrant’s Current Report on Form 8-K, and amendment thereto, as filed with the Securities and Exchange Commission on May 24, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

(5)	Incorporated herein by reference from the Registrant’s Form S-1 as filed with the Securities and Exchange Commission on August 31, 2006.

(6)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2012.

(7)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SORL Auto Parts, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SORL Auto Parts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). We have also audited the parent company financial statements for the years ended December 31, 2019 and 2018 included in Schedule I. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related parent company financial statements included in Schedule I, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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
Houston, Texas
June 8, 2020

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and December 31, 2018

	December 31, 2019		December 31, 2018

Assets
Current Assets
Cash and cash equivalents	US$	13,374,261	US$	73,588,229
Accounts receivable, net, including $35,115,219 and $261,889 from related parties as of December 31, 2019 and 2018, respectively		184,237,058		150,047,797
Bank acceptance notes from customers		61,169,072		62,052,225
Inventories, net		223,484,077		204,285,427
Prepayments, current, including $1,059,410 and $3,670,573 to related party as of December 31, 2019 and 2018, respectively		7,594,813		7,776,591
Restricted cash, current		15,218,669		19,307,003
Advances to related parties		81,039,825		79,739,417
Deposits on loan agreements, current		5,017,058		-
Short-term investment		5,017,058		-
Other current assets, net		11,336,907		15,697,448
Total Current Assets		607,488,798		612,494,137

Property, plant and equipment, net		127,008,307		96,053,386
Land use rights, net		36,452,834		21,124,455
Intangible assets, net		53,529		220,232
Deposits on loan agreements, non-current		4,873,713		10,199,324
Prepayments, non-current		18,623,348		31,575,238
Other assets, non-current		1,634,636		563,542
Restricted cash, non-current		16,914,653		18,067,374
Deferred tax assets		4,671,526		4,073,838
Total Non-current Assets		210,232,546		181,877,389
Total Assets	US$	817,721,344	US$	794,371,526

Liabilities and Equity
Current Liabilities
Accounts payable and bank acceptance notes to vendors, including $14,296,017 and $23,805,200 due to related parties as of December 31, 2019 and 2018, respectively	US$	205,550,817	US$	236,433,718
Deposits received from customers		46,066,180		51,529,795
Short term bank loans		230,992,771		217,940,471
Current portion of long term loans		27,194,179		21,141,029
Income tax payable, current		4,565,436		3,421,486
Accrued expenses		26,085,441		24,045,902
Due to related party		9,495,120		5,959,752
Deposit received from related party		1,125,085		-
Deferred income		795,059		1,453,282
Other current liabilities		4,440,914		3,288,344
Total Current Liabilities		556,311,002		565,213,779

Long term loans, less current portion and net of unamortized debt issuance costs		22,357,145		14,429,404
Operating lease liabilities, non-current		696,730		-
Income tax payable, non-current		8,377,468		9,259,307
Total Non-current Liabilities		31,431,343		23,688,711
Total Liabilities		587,742,345		588,902,490

Equity
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2019 and 2018		-		-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2019 and 2018		38,609		38,609
Additional paid-in capital		(28,582,654)		(28,582,654)
Reserves		22,621,044		20,007,007
Accumulated other comprehensive income		3,228,196		6,655,803
Retained earnings		201,335,272		178,535,378
Total SORL Auto Parts, Inc. Stockholders’ Equity		198,640,467		176,654,143
Noncontrolling Interest In Subsidiaries		31,338,532		28,814,893
Total Equity		229,978,999		205,469,036
Total Liabilities and Equity	US$	817,721,344	US$	794,371,526

 The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For The Years Ended December 31, 2019 and 2018

	2019		2018

Sales	US$	540,188,479	US$	468,049,906
Include: sales to related parties		94,451,495		30,273,960
Cost of sales		400,042,610		345,534,015
Gross profit		140,145,869		122,515,891

Expenses:
Selling and distribution expenses		60,821,163		55,158,703
General and administrative expenses		35,178,114		26,939,370
Research and development expenses		21,433,016		16,366,393
Total operating expenses		117,432,293		98,464,466

Other operating income, net		11,227,075		10,122,416

Income from operations		33,940,651		34,173,841

Interest income		5,333,657		6,052,416
Government grants		5,475,513		4,307,609
Other income		389,006		260,448
Interest expenses		(11,637,764)		(13,570,956)
Other income (expenses)		(1,420,198)		43,219

Income before income taxes provision		32,080,865		31,266,577

Provision for income taxes		3,762,450		15,814,600

Net income	US$	28,318,415	US$	15,451,977

Net income attributable to noncontrolling interest in subsidiaries		2,904,484		2,716,278

Net income attributable to common stockholders	US$	25,413,931	US$	12,735,699

Comprehensive income:

Net income	US$	28,318,415	US$	15,451,977
Foreign currency translation adjustments		(3,808,452)		(10,274,872)
Comprehensive income		24,509,963		5,177,105
Comprehensive income attributable to noncontrolling interest in subsidiaries		2,523,639		1,688,791
Comprehensive income attributable to common stockholders	US$	21,986,324	US$	3,488,314

Weighted average common share - basic		19,304,921		19,304,921

Weighted average common share - diluted		19,304,921		19,304,921

EPS - basic	US$	1.32	US$	0.66

EPS - diluted	US$	1.32	US$	0.66

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

	2019		2018

Cash Flows From Operating Activities
Net income	US$	28,318,415	US$	15,451,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts		6,162,390		1,159,061
Depreciation and amortization		14,487,918		11,838,692
Deferred income tax		(671,151)		(37,588)
Gain on disposal of property and equipment		(24,130)		(40,779)
Amortization of debt issuance costs		536,624		1,168,449
Changes in assets and liabilities:
Accounts receivable		(42,615,736)		(23,258,262)
Bank acceptance notes from customers		7,124,614		120,433,497
Other currents assets		(148,336)		(10,884,355)
Inventories, net		(22,761,161)		(97,808,381)
Prepayments		(235,500)		942,352
Other assets		-		(577,381)
Accounts payable and bank acceptance notes to vendors		(28,588,617)		121,285,932
Income tax payable		282,702		9,534,690
Deposits received from customers		(4,681,077)		10,765,839
Deferred income		(641,832)		493,752
Other current liabilities and accrued expenses		3,290,288		692,584
Net Cash Flows Provided By (Used In) Operating Activities		(40,164,589)		161,160,079

Cash Flows From Investing Activities
Refund of deposit on loan agreements		5,073,567		-
Acquisition of property, equipment, plant and land use rights		(49,126,545)		(55,376,169)
Acquisition of intangible asset		-		(225,640)
Advances to related parties		(56,254,831)		(211,733,387)
Repayment of advances to related parties		57,508,702		129,577,381
Cash paid for short-term investment		(5,073,567)		-
Proceeds from disposal of property and equipment		42,545		-
Net Cash Flows Used In Investing Activities		(47,830,129)		(137,757,815)

Cash Flows From Financing Activities
Proceeds from short term bank loans		346,973,835		527,380,963
Repayment of short term bank loans		(330,204,576)		(426,390,447)
Proceeds from related parties		3,672,811		9,669,326
Proceeds from long term loans		28,991,810		-
Repayment of long term loans		(23,395,555)		(24,859,848)
Payment of debt issuance costs		(108,222)		-
Deposit paid on loan agreements		(3,479,017)		-
Deposit received from related party		1,125,085		-
Net Cash Flows Provided By Financing Activities		23,576,171		85,799,994

Effects on changes in foreign exchange rate		(1,036,476)		(2,837,828)

Net change in cash, cash equivalents and restricted cash		(65,455,023)		106,364,430

Cash, cash equivalents, and restricted cash - beginning of the year		110,962,606		4,598,176

Cash, cash equivalents, and restricted cash - end of the year	US$	45,507,583	US$	110,962,606

Supplemental Cash Flow Disclosures:
Interest paid	US$	12,800,635	US$	11,653,031
Income taxes paid	US$	4,033,461	US$	6,343,206

Non-cash Investing and Financing Transactions
Liabilities assumed in connection with acquisition of property, plant and equipment and land use rights	US$	1,432,726	US$	703,698
Land use rights transferred from prepayments	US$	16,045,807	US$	7,733,989
Proceeds from long term loans in the form of bank acceptance notes	US$	7,169,692	US$	-
Repayments from related party in the form of bank acceptance notes	US$	-	US$	70,818,463
Repayments to related party in the form of bank acceptance notes	US$	-	US$	5,097,556
Deposits on loan agreements deducted from proceeds from long term loans	US$	1,433,938	US$	-

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	US$	13,374,261	US$	73,588,229
Restricted cash, current		15,218,669		19,307,003
Restricted cash, non-current		16,914,653		18,067,374
Total cash, cash equivalents, and restricted cash	US$	45,507,583	US$	110,962,606

The accompanying notes are an integral part of these consolidated financial statements

SORL Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2019 and 2018

			Additional			Accumulated Other	Total SORL Auto Parts, Inc.
	Number of	Common	Paid-in		Retained	Comprehensive	Stockholders’	Noncontrolling
	Share	Stock	Capital	Reserves	Earnings	Income	Equity	Interest	Total Equity
Balance as of December 31, 2017	19,304,921	$38,609	$(28,582,654)	$17,562,357	$168,244,329	$15,903,188	$173,165,829	$27,126,102	$200,291,931

Net income	-	-	-	-	12,735,699	-	12,735,699	2,716,278	15,451,977

Foreign currency translation adjustment	-	-	-	-	-	(9,247,385)	(9,247,385)	(1,027,487)	(10,274,872)

Transfer to reserve	-	-	-	2,444,650	(2,444,650)	-	-	-	-

Balance as of December 31, 2018	19,304,921	$38,609	$(28,582,654)	$20,007,007	$178,535,378	$6,655,803	$176,654,143	$28,814,893	$205,469,036

Net income	-	-	-	-	25,413,931	-	25,413,931	2,904,484	28,318,415

Foreign currency translation adjustment	-	-	-	-	-	(3,427,607)	(3,427,607)	(380,845)	(3,808,452)

Transfer to reserve	-	-	-	2,614,037	(2,614,037)	-	-	-	-

Balance as of December 31, 2019	19,304,921	$38,609	$(28,582,654)	$22,621,044	$201,335,272	$3,228,196	$198,640,467	$31,338,532	$229,978,999

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

On April 26, 2019, the Company announced its receipt of a preliminary non-binding proposal letter, dated April 25, 2019, from Mr. Xiao Ping Zhang, the Chairman and Chief Executive Officer of the Company, Ms. Shu Ping Chi and Mr. Xiao Feng Zhang, directors of the Company and Ruili Group Co., Ltd. (together, the “Consortium”), to acquire all of the outstanding shares of common stock of the Company not already owned by the Consortium (the “Going Private” transaction).

On November 29, 2019, the Company entered into an agreement and plan of merger (the “Merger Agreement”), with Ruili International Inc. (“Parent”), a Delaware corporation, and Ruili International Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Parent. Parent was formed by Mr. Xiao Ping Zhang solely for the purpose of entering into the Merger Agreement and consummating the Going Private transaction. Pursuant to the Merger Agreement, subject to the terms and conditions thereof, at the effective time, Merger Sub will be merged with and into the Company (the “Merger”), with the Company being the surviving corporation, and each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger will be automatically cancelled and converted into the right to receive $4.72 in cash.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended December 31, 2019. Actual results could differ from those estimates.

d.	FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, current restricted cash, accounts receivables, current prepayments, bank acceptance notes from customers, inventories, current deposits on loan agreements, short-term investment, other current assets, accounts payable and bank acceptance notes to vendors, accrued expenses, short term bank loans, current portion of long term loans, deposits received from customers, deferred income, current income tax payable and other current liabilities, the carrying amounts approximate fair values due to their short maturities.

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

f.	FINANCIAL RISK FACTORS AND FINANCIAL RISK MANAGEMENT

The Company is exposed to the following risk factors:

i)	Credit risks - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collection of outstanding accounts receivable. The Company has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

ii)	Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

iii)	Interest rate risk - The interest rate of short term bank borrowings obtained in 2019 ranged from 3.25% to 5.44% and the term ranged from approximately one month to one year. The Company also obtained long term loans from non-financial institutions for effective interest rates ranging from 4.31% to 8.50%. The Company’s income and cash flows are substantially independent of changes in market interest rates.

g.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	RESTRICTED CASH

Restricted cash, current consists of bank deposits used to pledge bank acceptance notes, deposits for obtaining letters of credit from a local bank, and deposits guaranteed for construction projects.

Restricted cash, non-current consists of non-current portion of deposits guaranteed for construction projects and some bank deposits used to pledge for bank acceptance notes.

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

j.	SHORT-TERM INVESTMENT

Short-term investment consists of investment in wealth management product issued by a financial institution with the contractual maturity of one year. The wealth management product is secured with a fixed interest rate. Interest income is included in the consolidated statement of income and comprehensive income.

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

Category	Estimated Useful Life (Years)
Buildings	10-20
Machinery and equipment	5-10
Electronic equipment	3-5
Motor vehicles	3-10
Leasehold improvements	The lesser of remaining lease term or 10

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

Bank acceptance notes from customers, generally due within six months and with specific payment terms and definitive due dates, are comprised of the notes issued by some customers to pay certain outstanding receivable balances to the Company, and the notes issued by the customers of related parties and transferred to the Company as loans from related parties or repayments from related parties. Bank acceptance notes do not bear interest. As of December 31, 2019 and 2018, notes receivables in the amount of $57,471,267 and $58,458,890, respectively, were pledged to endorsing banks to issue bank acceptance notes or short term bank loans. The banks charge discount fees if the Company chooses to discount the notes receivables for cash before the maturity of the notes. The Company incurred discount fees of $977,600 and $1,463,837 for the years ended December 31, 2019 and 2018, respectively, which were included in interest expenses.

p.	REVENUE RECOGNITION

The Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) effective January 1, 2018. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. See Note 13 for details on revenues from contracts with customers.

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

Research and development costs are expensed as incurred. Research and development expenses were $21,433,016 for the year ended December 31, 2019, as compared with $16,366,393 for the year ended December 31, 2018.

u.	SHIPPING AND HANDLING COSTS

Shipping and handling cost are classified as selling expenses and are expensed as incurred. Shipping and handling costs were $11,664,236 and $11,358,223 for the years ended December 31, 2019 and 2018, respectively.

v.	ADVERTISING COSTS

Advertising costs are classified as selling expenses and are expensed as incurred. Advertising costs were $755,947 and $737,530 for the years ended December 31, 2019 and 2018, respectively.

w.	WARRANTY CLAIMS

The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, and service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances. Warranty claims were $4,060,908 and $3,113,913 for the years ended December 31, 2019 and 2018, respectively.

x.	PURCHASE DISCOUNTS

Purchase discounts represent discounts received from vendors for purchasing raw materials and are netted in the cost of goods sold, if applicable.

y.	LEASE COMMITMENTS

On January 1, 2019, the Company has adopted Accounting Standard Update (ASU) 2016-02, Leases (as amended by ASU 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, collectively ASC Topic 842), using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. We have elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months. See cc. – RECENTLY ISSUED FINANCIAL STANDARDS for more details.

z.	COST OF SALES

Cost of sales consists primarily of materials costs, applicable local government levies, freight charges, purchasing and receiving costs, inspection costs, employee compensation, depreciation and related costs, which are directly attributable to production. Write-down of inventories to lower of cost or market and write-down of potentially obsolete or slow-moving inventories are also recorded in cost of sales, if any.

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

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2019 and 2018, the Company operated in two reportable business segments: (1) commercial vehicles brake systems (2) passenger vehicles brake systems.

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

The primary impact of applying ASC Topic 842 is the initial recognition of $1.6 million of lease liabilities and corresponding right-of-use assets of $1.3 million on the Company’s consolidated balance sheet as of January 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangements. There is no cumulative effect to retained earnings or other components of equity recognized as of January 1, 2019 and the adoption of this standard did not impact the consolidated statement of income and comprehensive income or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of December 31, 2019. See Note 17 for further discussion.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company does not expect a material impact on net assets and the consolidated statement of income and comprehensive income as a result of adopting the new standard.

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related parties with whom the Company conducted business consist of the following:

Name of Related Party	Nature of Relationship
Xiao Ping Zhang	Principal shareholder, Chairman of the Board and Chief Executive Officer

Shu Ping Chi	Shareholder, member of the Board, wife of Xiao Ping Zhang

Xiao Feng Zhang	Shareholder, member of the Board, brother of Xiao Ping Zhang

Ruili Group Co., Ltd. (“Ruili Group”)	10% shareholder of Joint Venture and is collectively controlled by Xiao Ping Zhang, Shu Ping Chi, and Xiao Feng Zhang

Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd. (“Guangzhou Kormee”)	Controlled by Ruili Group

Wenzhou Ruili Kormee Automotive Electronics Co., Ltd. (“Ruian Kormee” and formerly known as “Ruian Kormee Automobile Braking Co., Ltd.”)	Wholly controlled by Guangzhou Kormee

Changchun Kormee Auto Electric Co., Ltd. (“Changchun Kormee”)	Wholly controlled by Guangzhou Kormee

Shanghai Dachao Electric Technology Co., Ltd. (“Shanghai Dachao”)	Ruili Group holds 66% of the equity interests in Shanghai Dachao

Ruili MeiLian Air Management Systems (LangFang) Co., Ltd. (“Ruili Meilian”)	Controlled by Ruili Group

Wenzhou Lichuang Automobile Parts Co., Ltd. (“Wenzhou Lichuang”)	Controlled by Ruili Group

Ningbo Ruili Equipment Co., Ltd. (“Ningbo Ruili”)	Controlled by Ruili Group

Shanghai Ruili Real Estate Development Co., Ltd. (“Shanghai Ruili”)	Wholly owned by Ruili Group

Kunshan Yuetu Real Estate Development Co., Ltd. (“Kunshan Yuetu”)	Collectively owned by Ruili Group and Shu Ping Chi

Shanghai Tabouk Auto Components Co., Ltd. (“Shanghai Tabouk”)	Collectively owned by Xiao Feng Zhang and Xiao Ping Zhang

Hangzhou Ruili Property Development Co., Ltd.	Collectively owned by Ruili Group and Xiao Ping Zhang

Hangzhou Hangcheng Friction Material Co., Ltd. (“Hangzhou Hangcheng”)	Controlled by Ruili Group

Hangzhou Ruili Binkang Real Estate Development Co., Ltd.	Controlled by Hangzhou Ruili Property Development Co., Ltd.

SHNS Precision Die Casting (Yangzhou) Co., Ltd. (“SHNS Precision”)	Controlled by Ruili Group

Ruili Commercial Vehicle Co., Ltd. (“Ruili Commercial Vehicle”)	Collectively owned by Ruili Group and Jinrui Yu, the COO of the Company

Jia Rui Zhang	Daughter of Xiao Ping Zhang

The Company continues to purchase primarily packaging materials from Ruili Group. In addition, the Company purchases automotive components from other related parties, including Guangzhou Kormee, Ruian Kormee, Ruili Meilian, Shanghai Dachao, Wenzhou Lichuang, Hangzhou Hangcheng, Changchun Kormee, SHNS Precision, and molds from Ningbo Ruili used in its production.

The Company sells certain automotive products to the Ruili Group. The Company also sells parts to Guangzhou Kormee, Ruian Kormee, Shanghai Tabouk, Ruili Meilian, Changchun Kormee, SHNS Precision and Ruili Commercial Vehicle.

The following related party transactions occurred for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
PURCHASES FROM:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$13,224,103	$6,279,500
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	4,649,266	3,371,361
Shanghai Dachao Electric Technology Co., Ltd.	808,831	720,489
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,899,865	8,438,181
Ruili Group Co., Ltd.	12,369,112	7,909,463
Changchun Kormee Auto Electric Co., Ltd.	15,376	20,045
Ningbo Ruili Equipment Co., Ltd.	8,021,011	4,093,773
Hangzhou Hangcheng Friction Material Co., Ltd.	362,758	1,056,860
Wenzhou Lichuang Auto Parts Co., Ltd.	18,117,833	15,933,012
SHNS Precision Die Casting (Yangzhou) Co., Ltd.	99,576	—
Total Purchases	$59,567,731	$47,822,684

SALES TO:
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$15,277,603	$10,020,480
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	382,492	61,172
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,238,079	1,315,649
Ruili Group Co., Ltd.	16,316,774	17,140,343
Changchun Kormee Auto Electric Co., Ltd.	35,421	59,525
Shanghai Tabouk Auto Components Co., Ltd.	1,098,571	1,676,791
SHNS Precision Die Casting (Yangzhou) Co., Ltd.	25,882	—
Ruili Commercial Vehicle Co., Ltd.	60,076,673	—
Total Sales	$94,451,495	$30,273,960

	As of December 31,
	2019	2018
DEPOSIT RECEIVED FROM RELATED PARTY
Ruili Group Co., Ltd.	$1,125,085	$—
Total	$1,125,085	$—

ADVANCES TO RELATED PARTIES
Ruili Group Co., Ltd.	$67,952,784	$79,739,417
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	13,087,041	—
Total	$81,039,825	$79,739,417

ACCOUNTS RECEIVABLE FROM RELATED PARTIES
Ruili Commercial Vehicle Co., Ltd.	$34,041,890	$—
SHNS Precision Die Casting (Yangzhou) Co., Ltd.	836,586	—
Shanghai Tabouk Auto Components Co., Ltd.	$236,743	$261,889
Total	$35,115,219	$261,889

PREPAYMENT TO RELATED PARTY
Ningbo Ruili Equipment Co., Ltd.	$1,059,410	$3,670,573
Total	$1,059,410	$3,670,573

ACCOUNTS PAYABLE TO RELATED PARTIES
Guangzhou Ruili Kormee Automotive Electronic Control Technology Co., Ltd.	$—	$7,877,485
Shanghai Dachao Electric Technology Co., Ltd.	284,833	56,883
Ruili MeiLian Air Management System (LangFang) Co., Ltd.	1,965,349	5,628,155
Wenzhou Lichuang Auto Parts Co., Ltd.	11,890,537	9,898,777
Changchun Kormee Auto Electric Co., Ltd.	9,057	9,206
Hangzhou Hangcheng Friction Material Co., Ltd.	146,241	334,694
Total	$14,296,017	$23,805,200

DUE TO RELATED PARTY
Wenzhou Ruili Kormee Automotive Electronics Co., Ltd.	$9,495,120	$5,959,752
Total	$9,495,120	$5,959,752

From time to time, the Company borrows from Ruili Group and its controlled companies for working capital purposes. In order to obtain the loans and mutually benefit both the debtor and creditor of the arrangement, the Company also advances to Ruili Group and its controlled companies in a short term. All the loans from related parties are non-interest bearing, unsecured and due on demand. The advances to Ruili Group are unsecured and due on demand, and the Company charged an interest of 5.22% per annum on the average balance advanced to them. The Company recorded interests of $3,692,324 and $2,361,866 from Ruili Group for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, the Company obtained net proceeds of $3,672,811 from a related party. In the same period, Ruili Group repaid the Company a net amount of $14,488,316, and the Company advanced Guangzhou Kormee net proceeds of $13,234,445.

During the year ended December 31, 2018, the Company obtained net proceeds of $9,669,326 in cash from related parties. Repayments in bank acceptance notes to related parties totaled $5,097,556. In the same period, the Company provided Ruili Group net proceeds of $146,944,697, and received repayment in the form of bank acceptance notes amounted to $70,818,463. The Company also advanced Shanghai Ruili and Kunshan Yuetu amounts of $49,561,855 and $15,226,835, respectively, and collected cash repayment from them in the amounts of $112,857,719 and $16,719,662, respectively. In May 2018, the Company received repayments from Shanghai Ruili and Kunshan Yuetu in full. The interests received from these two related parties amount to $741,254 for the year ended December 31, 2018.

The Company entered into a lease agreement with Ruili Group. See Note 17 for more details.

The Company has received a deposit of $1,125,085 from Ruili Group during the year ended December 31, 2019 in relation to the Going Private transaction.

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

The Company provided a guarantee for the credit line granted to Ruili Group and SHNS Precision by Minsheng Bank in a maximum amount of RMB 500,000,000 (approximately $72,730,446) for the period from June 6, 2019 to June 6, 2020.

The Company provided a guarantee for the credit line granted to Ruili Group by Bank of Ningbo in a maximum amount of RMB 210,000,000 (approximately $30,102,348) for the period from July 20, 2018 to July 20, 2028.

The Company provided a guarantee for the credit line granted to Ruili Group by China Zheshang Bank in a maximum amount of RMB 13,200,000 (approximately $1,892,147) for the period from April 16, 2019 to April 15, 2020.

The Company provided a guarantee for the credit line granted to Ruili Group by Zhejiang Zheyin Finance Leasing Co., Ltd. in an amount of RMB 220,000,000 (approximately $31,535,793) for the period from August 16, 2018 to August 15, 2021.

The Company has short term bank loans guaranteed or pledged by related parties. See Note 10 for more details.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2019	2018
Accounts receivable	$203,389,497	$163,903,305
Less: allowance for doubtful accounts	(19,152,439)	(13,855,508)
Accounts receivable, net	$184,237,058	$150,047,797

The changes in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 were summarized as follows:

	December 31,	December 31,
	2019	2018
Beginning balance	$13,855,508	$13,927,156
Add: Increase to allowance	5,583,551	610,610
Effects on changes in foreign exchange rate	(286,620)	(682,258)
Ending balance	$19,152,439	$13,855,508

NOTE 5 - INVENTORIES

On December 31, 2019 and 2018, inventories consisted of the following:

	December 31,	December 31,
	2019	2018
Raw Materials	$39,149,211	$53,821,973
Work in process	118,626,278	89,516,949
Finished Goods	69,252,451	62,674,252
Less: Write-down of inventories	(3,543,863)	(1,727,747)
Total Inventory	$223,484,077	$204,285,427

The Company reversed write-down of potentially obsolete or slow-moving inventories of $611,243 and recorded lower of cost or market adjustment of $2,476,116 for the year ended December 31, 2019. The Company recorded write-down of potentially obsolete or slow-moving inventories of $808,789 and lower of cost or market adjustment of $918,958 for the year ended December 31, 2018.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following, on December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Machinery	$147,982,336	$130,912,861
Molds	1,254,081	1,274,729
Office equipment	5,634,012	3,566,772
Vehicles	7,076,319	5,956,822
Buildings	20,276,295	20,610,137
Construction in progress	31,671,650	8,641,271
Leasehold improvements	455,989	463,497
Sub-Total	214,350,682	171,426,089

Less: Accumulated depreciation	(87,342,375)	(75,372,703)

Property, plant and equipment, net	$127,008,307	$96,053,386

Depreciation expense charged to operations was $13,490,370 and $11,198,717 for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 - LAND USE RIGHTS, NET

	December 31,	December 31,
	2019	2018
Cost	$38,416,678	$22,283,776
Less: Accumulated amortization	(1,963,844)	(1,159,321)
Land use rights, net	$36,452,834	$21,124,455

According to the law of China, the government owns all the land in China. Companies and individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.

In September 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Xianghe Road and North Wansong Road, Binhai New District, Ruian City, Zhejiang Province, China with a total area of 17,029 square meters (the “Wansong Land”). The Company prepaid the amount of RMB 51.81 million (approximately $7.93 million) as full payment. The Company obtained the title to the land use rights in April 2018.

In December 2017, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Fengjin Road and Wenhua Road, Binhai New District, Ruian City, Zhejiang Province, China. As of December 31, 2018, the purchase price of RMB 72.02 million (approximately $11.13 million) was fully paid and the payments were included in prepayments, non-current in the consolidated balance sheets. During the year ended December 31, 2019, the Company paid related deed tax of RMB 2.33 million (approximately $330,000). The Company obtained the title to the land use rights in September 2019. The total prepayments of RMB 74.35 million (approximately $11.46 million) were transferred to the land use right during the year ended December 31, 2019.

In April 2018, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at the intersection of Tengda Road and Wanghai Road, Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 38.68 million (approximately $5.85 million) and refundable deposit of RMB 3.87 million (approximately $585,000) were made during the year ended December 31, 2018. The prepayment and deposit were included in prepayment, non-current in the consolidated balance sheet as of December 31, 2018. During the year ended December 31, 2019, the Company paid related deed tax of RMB 2.04 million (approximately $292,000). The Company obtained the title to the land use rights in July 2019. The prepayments in total of RMB 40.72 million (approximately $6.15 million) was transferred to the land use right during the year ended December 31, 2019. The refundable deposit of RMB 3.87 million (approximately $585,000) was included in other assets, non-current on the accompanying consolidated balance sheet as of December 31, 2019.

In December 2019, the Company entered into an agreement with the Ministry of Land and Resources, Ruian, to purchase the land use rights for the land located at Kaifaqu Avenue, Ruian Economic Development District, Ruian City, Zhejiang Province, China. Prepayment of RMB 5.95 million (approximately $853,000) was made during the year ended December 31, 2019. As of the filing date, the title to the land use rights has not been transferred to the Company.

Amortization expenses were $832,575 and $636,717 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the future amortization associated with the land use rights:

Amount
For the years ending December 31,
2020	$1,030,506
2021	1,030,506
2022	1,030,506
2023	1,030,506
2024	1,030,506
Thereafter	31,300,304
Total	$36,452,834

NOTE 8 - PREPAYMENTS

Prepayments consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Raw material suppliers	$7,594,813	$7,776,591
Equipment and land use rights purchases	18,623,348	31,575,238

Total prepayments	$26,218,161	$39,351,829

As of December 31, 2019, prepayments to raw material suppliers totaled $7,594,813, including prepayments to Ningbo Ruili, a related party under common control, in the amount of $1,059,410. As of December 31, 2018, prepayments to raw material suppliers totaled $7,776,591, including prepayments to Ningbo Ruili in the amount of $3,670,573. Also see Note 3 for details.

As of December 31, 2019 and 2018, the Company has prepayments of RMB 5.95 million (approximately $853,000) and RMB 100.16 million (approximately $15.42 million), respectively, for the land use rights as described in Note 7.

NOTE 9 - DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

Deferred tax assets as of December 31, 2019 and 2018 comprise of the following:

	December 31,	December 31,
	2019	2018
Deferred tax assets
Allowance for doubtful accounts	$3,083,393	$2,205,048
Revenue (net of cost)	420,245	308,046
Unpaid accrued expenses	158,622	501,276
Warranty	1,009,266	1,059,468
Deferred tax assets	4,671,526	4,073,838
Valuation allowance	―	―
Net deferred tax assets	$4,671,526	$4,073,838

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The 2017 Tax Act includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years beginning after December 31, 2017. The GILTI provision imposes a tax to U.S. companies on the foreign income in excess of a deemed return on tangible assets of controlled foreign corporations, subject to certain deductions and limitations. The Company reports the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI in the future, as applicable. See Note 15 for more details.

NOTE 10 - SHORT TERM BANK LOANS

Bank loans represented the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Secured	$230,992,771	$217,940,471
Total short-term bank loan	$230,992,771	$217,940,471

The Company obtained those short term loans from Bank of China, Bank of Ningbo, Agricultural Bank of China, China Minsheng Bank, Industrial Bank, Shanghai Pudong Development Bank, and China Construction Bank, respectively, to finance general working capital as well as new equipment acquisition. Interest rate for the loans outstanding during the year ended December 31, 2019 ranged from 1.35% to 5.44% per annum. The maturity dates of the loans existing as of December 31, 2019 ranged from January 2, 2020 to December 25, 2020. As of December 31, 2019 and 2018, the Company’s accounts receivables of $1,834,555 and $0, respectively, were pledged as collateral under loan arrangements. The interest expenses, including discount fees, were $9,964,876 and $9,780,598 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, corporate or personal guarantees provided for those bank loans were as follows:

$30,102,348	Pledged by Ruili Group, a related party, with its plant and land use rights
$60,204,696	Pledged by Hangzhou Ruili Property Development Ltd., a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$12,901,007	Pledged by Hangzhou Ruili Binkang Real Estate Development Co. Ltd., a related party, with its properties; Guaranteed by Hangzhou Ruili Property Development Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$5,375,419	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties
$2,365,184	Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders; Pledged by Ruili Group, a related party, with its properties
$93,173,934	Pledged by Shanghai Ruili, a related party, with its properties; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$8,600,671	Pledged by Ruian Auto Parts Co., Ltd. with its property; Guaranteed by Hangzhou Ruili Property Development Ltd., a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders
$7,167,226	Pledged by the Company with a bank deposit of $7,167,226, which was included in restricted cash on the accompanying consolidated balance sheets.
$4,156,991	Pledged by Ruili Group, a related party, with its properties
$1,433,445	Pledged by Ruian Auto Parts Co., Ltd., with its account receivables
$5,511,850	Guaranteed by Ruili Group, a related party; Guaranteed by Mr. Xiao Ping Zhang and Ms. Shu Ping Chi, both the Company’s principal stockholders, and Ms. Jia Rui Zhang, the daughter of Xiao Ping Zhang

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Accrued payroll	$14,461,232	$11,679,870
Accrued warranty expenses	6,728,438	7,063,122
Other accrued expenses	4,895,771	5,302,910
Total accrued expenses	$26,085,441	$24,045,902

NOTE 12 - LONG TERM LOANS

	December 31, 2019	December 31, 2018
Aggregate outstanding principal balance	$49,714,338	$36,165,550
Less: unamortized debt issuance costs	(163,014)	(595,117)
Less: current portion	(27,194,179)	(21,141,029)
Non-current portion	$22,357,145	$14,429,404

In November 2017, the Company entered into two identical but independent loan agreements with Far Eastern Horizon Co., Ltd. (“Far Eastern”), each for a term of 36 months and with an effective interest rate of 6.16% per annum, payable monthly in arrears. The total long term obligations under the two agreements amounted to RMB 200,000,000 (approximately $30,608,185), pledged by the Company’s equipment in the original cost of RMB 205,690,574 (approximately $31,479,075). The Company paid debt issuance costs in cash of RMB 5,000,000 (approximately $742,324). In connection with the loan agreements, the Company paid deposits in cash for an aggregated amount of RMB 35,000,000 (approximately $5,196,271), with an annual interest of 7%. The deposits were returned to the Company in December 2019. In the same period, the Company invested the refunded deposits of RMB 35,000,000 in a fixed-income wealth management product issued by a financial institution for a contractual maturity period of one year with Far Eastern being the investment consultant of the product. The repayments of principal totaled $9,779,123 and $9,931,000 for the years ended December 31, 2019 and 2018, respectively. The Company also received interest of $363,907 and $296,600 from Far Eastern during the years ended December 31, 2019 and 2018, respectively.

In November 2017, the Company entered into four independent loan agreements with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months each. Two of the agreements were signed on November 30, 2017 with an effective interest rate of 8.50% per annum, payable monthly in arrears. The other two agreements were entered into on November 15, 2017, with an effective interest rate of 4.31% per annum, payable monthly in arrears. The total long term obligations under the four agreements amounted to RMB 235,000,000 (approximately $35,964,617), pledged by the Company’s equipment in the original cost of RMB 238,333,639 (approximately $36,474,800). The Company paid debt issuance costs in cash of RMB 6,905,660 (approximately $1,025,248). The repayments of principal totaled $11,253,726 and $14,928,000 for the years ended December 31, 2019 and 2018, respectively.

In July 2019, the Company entered into a loan agreement with COSCO Shipping Leasing Co., Ltd. (“COSCO”) for a term of 36 months with an effective interest rate of 4.57% per annum, payable monthly in arrears. The total long term obligations under the agreement amounted to RMB 60,000,000 (approximately $8,603,630), pledged by the Company’s equipment in the original cost of RMB 62,298,653 (approximately $8,808,078). The Company received RMB 50,000,000 (approximately $7,169,692), after deducting deposits of RMB 10,000,000 (approximately $1,433,938) required to maintain by COSCO, in the form of bank acceptance notes. The Company paid debt issuance costs in cash of RMB 754,717 (approximately $108,222). The repayments of principal totaled $1,724,886 for the year ended December 31, 2019.

In November 2019 the Company entered into a loan agreement with Huarong Leasing Co., Ltd. for a term of 36 months with an effective rate of 5.03% per annum, payable monthly in arrears. The total long term obligations under the agreement amounted to RMB 200,000,000 (approximately $28,991,810), pledged by the Company’s equipment in the original cost of RMB 245,582,893 (approximately $35,202,960). The Company received cash proceeds in the amount of RMB 200,000,000 (approximately $28,991,810). In connection with the loan agreement, the Company paid deposits in cash for an aggregated amount of RMB 24,000,000 (approximately $3,479,017), which bear no interest and will be refunded when the loan is paid off. The repayments of principal totaled $637,820 for the year ended December 31, 2019.

The interest expense for long term loans was in the amount of $1,672,888 and $3,267,868 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the aggregate required repayments of principal amounts of the Company’s long term loans in the succeeding five years and thereafter:

Amount
For the years ending December 31,
2020	$27,281,726
2021	11,877,494
2022	10,555,118
2023 and thereafter	-
Total	49,714,338

NOTE 13 - REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company provides a variety of standard products to its customers. The Company’s contracts with its customers consist of a single, distinct performance obligation or promise to transfer auto parts to the customers. Generally, the Company’s performance obligations are satisfied at a point in time when the control of the products is transferred to the customs, which normally occurs upon the delivery of products at shipping point or destination depending on the terms of the contracts. Payment term with our customers are established based on industry and regional practices and vary by customers. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses. The Company provides assurance type warranties, which are not separate performance obligations. See Note 18 for details concerning the expected costs associated with the Company’s assurance warranty obligations.

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by product type. See Note 19 for information regarding revenue disaggregation by product type.

Deferred revenue is recorded when consideration is received from a customer prior to transferring goods to the customer under the terms of a sales contract. As of the years ended December 31, 2019 and 2018, the Company recorded a deferred revenue liability of $46,066,180 and $51,529,795, respectively, which was presented as “Deposits received from customers” on the accompanying consolidated balance sheets. During the years ended December 31, 2019 and 2018, the Company recognized $23,244,523 and $24,659,985, respectively, of deferred revenue included in the opening balances of deposits received from customers. The amounts were included in sales on the accompanying consolidated statements of income and comprehensive income.

NOTE 14 - RESERVE

The reserve funds were comprised of the following:

	December 31, 2019	December 31, 2018
Statutory surplus reserve fund	$22,621,044	$20,007,007
Total	$22,621,044	$20,007,007

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

United States

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

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $11,022,985 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company also recognized related interest and penalty in the amount of $587,821 in the year ended December 31, 2018. During the year ended December 31, 2019, the Company made the first installment payment of $881,839 and accrued $167,415 penalty and interest for late payment. As of December 31, 2019, the total estimated transition tax liability was $10,896,381, of which $2,518,913 was included in income tax payable, current as a current liability which the Company believes will be paid within one year and the remaining balance was included in income tax payable, non-current. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low-taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. During the years ended December 31, 2019 and 2018, the Company accrued $539,017 and $0 GILTI tax, respectively.

PRC

The Joint Venture is registered in the PRC, and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

In 2015, the Joint Venture was awarded the Chinese government’s “High-Tech Enterprise” designation for a third time, which is valid for three years and it continues to be taxed at the 15% tax rate in 2015, 2016 and 2017. The Company renewed the “High-Tech Enterprise” designation in November 2018 for another three years which will expire in 2021. Therefore, the Company is taxed at 15% tax rate for the years ended December 31, 2019 and 2018.

The reconciliation of the effective income tax rate of the Company to the respective statutory income tax rates in the United States and the PRC for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018
US statutory income tax rate	21.00%	21.00%
Valuation allowance recognized with respect to the loss in the US company	-21.00%	-21.00%
Impact of Tax Cuts and Jobs Act	2.20%	37.45%
China statutory income tax rate	25.00%	25.00%
Effects of income tax exemptions and reliefs	-10.00%	-10.00%
Effects of additional deduction allowed for R&D expenses	-3.86%	-4.42%
Effects of expenses not deductible for tax purposes	-0.81%	2.32%
Other items	-0.80%	0.23%
Effective tax rate	11.73%	50.58%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Current	$4,433,601	$15,852,188
Deferred	(671,151)	(37,588)
Total	$3,762,450	$15,814,600

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s PRC entities’ tax filings, which may lead to additional tax liabilities.

ASC 740-10 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2019 and 2018.

NOTE 16 - NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiaries represents a 10% non-controlling interest, owned by Ruili Group Co., Ltd., in Ruian.

Net income attributable to non-controlling interest in subsidiaries amounted to $2,904,484 and $2,716,278 for the years ended December 31, 2019 and 2018, respectively.

	2019	2018
10% non-controlling interest in Ruian	$2,904,484	$2,716,278

Total	$2,904,484	$2,716,278

NOTE 17 - OPERATING LEASES

The Company entered into various operating lease agreements for certain of its staff dormitories, local warehouses and offices including a lease agreement with its related party and several short term lease agreements.

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

Balance sheet information related to operating leases is as follows:

December 31, 2019
Operating lease right-of-use assets[1]	$1,080,223

Operating lease liabilities, current[2]	$383,493
Operating lease liabilities, non-current	696,730
Total operating lease liabilities	$1,080,223

[1]	Operating lease right-of-use assets are recorded in other assets, non-current on the accompanying consolidated balance sheet.

[2]	The current portion of operating lease liabilities is recorded in other current liabilities on the accompanying consolidated balance sheet.

On January 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective method and elected not to apply ASC 842 to arrangements with lease terms of 12 month or less. For the year ended December 31, 2019, the Company had operating lease costs of $524,010 and short term lease costs of $1,082,930. Cash paid for amounts included in the measurement of operating lease liabilities was $611,906 for the year ended December 31, 2019. During the year ended December 31, 2019, the Company entered into a new lease agreement and the related right-of-use assets obtained in exchange for new operating lease liabilities is $284,828. During the same period, the Company has terminated a lease agreement with a gain of $146,648, and the related operating lease liability of $197,887 and right-of-use asset of $52,871 were distinguished. The operating lease expenses were $668,088 for the year ended December 31, 2018.

The weighted-average remaining lease term and the weighted-average discount rate of our leases are as follows:

December 31, 2019
Weighted-average remaining lease term	2.77 years

Weighted-average discount rate	5.24%

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2019:

2020	$430,973
2021	430,973
2022	301,023
2023 and thereafter	-
Total lease payment	1,162,969
Less imputed interest	(82,746)
Total operating lease liabilities	$1,080,223

NOTE 18 - WARRANTY LIABILITY

Accrued warranty expenses are included in accrued expenses on the accompanying consolidated balance sheets. The movements of accrued warranty expenses for the year ended December 31, 2019 are as follows:

Beginning balance at January 1, 2019	$7,063,122
Aggregate increase for new warranties issued during current year	4,060,908
Aggregate reduction for payments made and effect of exchange rate fluctuation	(4,395,592)
Ending balance at December 31, 2019	$6,728,438

NOTE 19 - SEGMENT INFORMATION

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

	During the years ended December 31,
	2019	2018

NET SALES TO EXTERNAL CUSTOMERS
Commercial vehicles brake systems	$448,727,141	$386,181,206
Passenger vehicles brake systems	91,461,338	81,868,700
Net sales	$540,188,479	$468,049,906
INTERSEGMENT SALES
Commercial vehicles brake systems	$—	$—
Passenger vehicles brake systems	—	—

Intersegment sales	$—	$—
GROSS PROFIT
Commercial vehicles brake systems	$113,329,974	$96,475,100
Passenger vehicles brake systems	26,815,895	26,040,791
Gross profit	$140,145,869	$122,515,891
Selling and distribution expenses	60,821,163	55,158,703
General and administrative expenses	35,178,114	26,939,370
Research and development expenses	21,433,016	16,366,393

Other operating income, net	11,227,075	10,122,416

Income from operations	33,940,651	34,173,841

Interest income	5,333,657	6,052,416
Government grants	5,475,513	4,307,609
Other income	389,006	260,448
Interest expenses	(11,637,764)	(13,570,956)
Other income (expenses)	(1,420,198)	43,219
Income before income tax expense	$32,080,865	$31,266,577
CAPITAL EXPENDITURE
Commercial vehicles brake systems	$40,809,421	$45,877,053
Passenger vehicles brake systems	8,317,124	9,724,756

Total	$49,126,545	$55,601,809
DEPRECIATION AND AMORTIZATION
Commercial vehicles brake systems	$12,035,113	$9,768,105
Passenger vehicles brake systems	2,452,805	2,070,587
Total	$14,487,918	$11,838,692

	December 31, 2019	December 31, 2018

TOTAL ASSETS
Commercial vehicles brake systems	$679,281,120	$655,435,946
Passenger vehicles brake systems	138,440,224	138,935,580

Total	$817,721,344	$794,371,526

	December 31, 2019	December 31, 2018

LONG LIVED ASSETS
Commercial vehicles brake systems	$174,640,176	$150,067,034
Passenger vehicles brake systems	35,592,370	31,810,355

Total	$210,232,546	$181,877,389

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

(3) The following putative stockholder class action complaints have been filed against the Company and certain officers and directors thereof in connection with the Going Private transaction. The first, Richard Scarantino v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-00216, was filed on February 13, 2020, in the United States District Court for the District of Delaware (the “Delaware Action”). The second, Jose Carlos SanJuan Paz v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-01318, was filed on February 14, 2020, in the United States District Court for the Southern District of New York. The third, Ongarov v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-1815, was filed on March 2, 2020 in the United States District Court for the Southern District of New York. The fourth, Mark Patenaude v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-01929, was filed on March 4, 2020 in the United States District Court for the Southern District of New York. The fifth, Sherri Gough v. SORL Auto Parts, Inc., Case No. 1:20-cv-02182, was filed on March 11, 2020 in the United States District Court for the Southern District of New York. The sixth, Bruce LeBeau v. SORL Auto Parts, Inc., et al., Case No. 1:20-cv-02266, was filed on March 13, 2020 in the United States District Court for the Southern District of New York. The complaints allege that the preliminary proxy statement omitted material information with respect to the Going Private transaction that renders the preliminary proxy statement false and misleading. In March 2020, the five actions filed in the Southern District of New York—the Paz, Ongarov, Patenaude, Gough, and LeBeau matters—were consolidated with the Paz action designated as the lead case (the “Consolidated Action”). On April 16, 2020, plaintiff in the Delaware Action voluntarily dismissed his claims without prejudice. Between April 17, 2020 and April 29, 2020, plaintiffs in the Consolidated Action also voluntarily dismissed their claims without prejudice. The seventh, on May 7, 2020, Jose Carlos Sanjuan Paz and Samuel Levin, filed a Section 220 lawsuit in the Delaware Court of Chancery seeking to compel the Company to allow them to inspect certain documents identified in the complaint. The complaint seeks to enjoin defendants from consummating the Going Private transaction. The Company believes the allegations in the complaint are without merit, but cannot predict with certainty the results of the litigation.

(4) The information of lease commitments is provided in Note 17.

(5) The information of guarantees and assets pledged is provided in Note 3 and Note 10.

NOTE 21 – CONCENTRATION

Ruili Commercial Vehicle, a related party, accounted for 11.1% of the Company’s total revenues for the year ended December 31, 2019 and 18.5% of the Company’s total net accounts receivable as of December 31, 2019. No other customer individually accounted for more than 10% of the Company’s total revenues or total net accounts receivable for the year ended December 31, 2019.

There is no customer accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2018 or the Company’s total net accounts receivable as of December 31, 2018.

There is no vendor accounted for more than 10% of the Company’s total purchases for the years ended December 31, 2019 and 2018 or the Company’s total outstanding accounts payable as of December 31, 2019 and 2018.

NOTE 22 - SUBSEQUENT EVENTS

During the subsequent period, the Company obtained short term loans for an aggregate amount of approximately $273.2 million from China Construction Bank, Agricultural Bank of China, China Zheshang Bank, Wenzhou Bank, China Citic Bank, Hangzhou Bank, Guangfa Bank and Industrial Bank. Interest rates for those loans ranged from 2.13% to 5.22% per annum. The maturity dates of the loans existing as of the filing date ranged from August 31, 2020 to May 27, 2021. The Company continuously pledged bank acceptance notes to obtain loans from China Zheshang Bank and Bank of Ningbo, its accounts receivable for loan from China Construction Bank, and its properties for loans from Guangfa Bank.

In addition, the Company obtained long term loans for an aggregate amount of approximately $26.7 million from Agricultural Bank of China. Interest rates for those loans ranged from 4.55% to 4.99% per annum. The maturity dates of the loans ranged from May 30, 2023 to April 2, 2030. The Company pledged its properties for loans from Agricultural Bank of China.

In the same period, the Company repaid loan principals and interest expenses in the total amount of approximately $147.8 million to Industrial Bank, China Construction Bank, China Zheshang Bank, Bank of China and Agricultural Bank of China.

During the subsequent period, the Company continued to advance to Ruili Group. See Note 3 for detail arrangement between the Company and Ruili Group.

On May 8, 2020, a special meeting of the stockholders was held by the Company and its stockholders voted in favor of the proposal to adopt the Merger Agreement. On May 15, 2020, the Company completed the Merger, pursuant to the terms of the Merger Agreement by and among the Company, Parent and Merger Sub. As a result of the Merger, the Company becomes a wholly owned subsidiary of Ruili International Inc., and the Company has filed a delisting application on Form 25 with the Securities and Exchange Commission to delist and deregister the Company’s Common Stock as of May 15, 2020.

As a result of the COVID-19 outbreak in the first quarter of 2020, the Company has experienced suspension of operations, interruption of supply chain and decline in demand by the Company’s customers. The Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first quarter of 2020 with potential continuing impacts on subsequent periods. Because of the risks and uncertainties posed by COVID-19, which are still evolving, the extent of the business disruption and the related financial impact on subsequent periods cannot be reasonably estimated at this time.

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

Financial Information of Parent Company

BALANCE SHEETS

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Other current assets	86,828	86,828
Total Current Assets	86,828	86,828

Investments in subsidiaries	210,772,664	184,632,301

TOTAL ASSETS	$210,859,492	$184,719,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income tax payable - current	3,177,931	2,451,499
Due to subsidiary	881,839	-
Other current liability	2,921,411	2,921,411
Total Current Liabilities	6,981,181	5,372,910

Income tax payable - noncurrent	8,377,468	9,259,307
Total Non-current Liabilities
Total Liabilities	15,358,649	14,632,217
Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 authorized; none issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock - $0.002 par value; 50,000,000 authorized, 19,304,921 issued and outstanding as of December 31, 2019 and 2018	38,609	38,609
Additional paid-in capital	(28,582,654)	(28,582,654)
Retained earnings	224,044,888	198,630,957
Total Stockholders’ Equity	195,500,843	170,086,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,859,492	$184,719,129

Financial Information of Parent Company

STATEMENTS OF INCOME

For the Years Ended December 31, 2019 and 2018

	For Years Ended December 31,
	2019	2018

Investment income	$26,140,363	$24,446,505
General and administrative expenses	20,000	—
Provision for income taxes	706,432	11,710,806
Net income attributable to stockholders	$25,413,931	$12,735,699

Weighted average common share - Basic	19,304,921	19,304,921

Weighted average common share - Diluted	19,304,921	19,304,921

EPS - Basic	$1.32	$0.66

EPS - Diluted	$1.32	$0.66

Financial Information of Parent Company

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	For Years Ended December 31,
	2019	2018

Cash flow from operating activities:
Net income	$25,413,931	$12,735,699
Adjustments to reconcile net income to net cash used in operating activities :
Investment in subsidiaries	(26,140,363)	(24,446,505)
Income tax payable	726,432	11,710,806
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of the year	-	-
Cash and cash equivalents, end of the year	$-	$-

Financial Information of Parent Company

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

			Additional
	Number	Common	Paid-in	Retained	Shareholders’
	of Share	Stock	Capital	Earnings	Equity
Balance - December 31, 2017	19,304,921	$38,609	$(28,582,654)	$185,895,258	$157,351,213

Net income	-	-	-	12,735,699	12,735,699

Balance - December 31, 2018	19,304,921	$38,609	$(28,582,654)	$198,630,957	$170,086,912

Net income	-	-		25,413,931	25,413,931

Balance - December 31, 2019	19,304,921	$38,609	$(28,582,654)	$224,044,888	$195,500,843

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of June 2020.

SORL AUTO PARTS, INC.

By:	/s/ Xiao Ping Zhang
Xiao Ping Zhang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Xiao Ping Zhang	Chief Executive Officer and Chairman	June 8, 2020
Xiao Ping Zhang	(Principal Executive Officer)

/s/ Zong Yun Zhou	Chief Financial Officer	June 8, 2020
Zong Yun Zhou	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jinrui Yu	Chief Operating Officer	June 8, 2020
Jinrui Yu

/s/ Xiao Feng Zhang	Director	June 8, 2020
Xiao Feng Zhang

/s/ Yu Hong Li	Director	June 8, 2020
Yu Hong Li

/s/ Hui Lin Wang	Director	June 8, 2020
Hui Lin Wang

/s/ Jin Bao Liu	Director	June 8, 2020
Jin Bao Liu

/s/ Jiang Hua Feng	Director	June 8, 2020
Jiang Hua Feng

/s/ Shu Ping Chi	Director	June 8, 2020
Shu Ping Chi